Form 10-Q
period 2003-06-30
CROSSTEX ENERGY LP
filed 2003-08-08
CIK 1179060

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____
Commission file number: 000-50067

CROSSTEX ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State of organization)	16-1616605 (I.R.S. Employer Identification No.)

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

        The number of the Registrants Common Units outstanding at August 8, 2003 was 2,633,000 common units and 4,667,000 subordinated units.

TABLE OF CONTENTS

Item
DESCRIPTION
PART I—FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS
2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
4.	CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
1.	LEGAL PROCEEDINGS
2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
3.	DEFAULTS UPON SENIOR SECURITIES
4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
5.	OTHER INFORMATION
6.	EXHIBITS AND REPORTS ON FORM 8-K

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(In thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,626	$1,308
Accounts receivable:
Trade	140,916	104,802
Imbalances	—	79
Related party	844	—
Notes receivable—short term	557	—
Other	676	637
Assets from risk management activities	2,578	2,947
Prepaid expenses and other	2,525	1,225

Total current assets	149,722	110,998

Property and equipment:
Transmission assets	90,553	50,391
Gathering systems	25,443	22,624
Gas plants	75,851	39,475
Other property and equipment	3,052	2,754
Construction in process	10,871	6,935

Total property and equipment	205,770	122,179
Accumulated depreciation	(16,784)	(12,231)

Total property and equipment, net	188,986	109,948
Assets from risk management activities	1	155
Intangible assets, net	5,847	5,340
Goodwill, net	4,873	4,873
Investment in limited partnerships	1,113	346
Other assets, net	2,023	778

Total assets	$352,565	$232,438

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued gas purchases	$151,785	$110,793
Accrued imbalances payable	268	149
Liabilities from risk management activities	4,605	4,006
Current portion of long-term debt	50	50
Other current liabilities	4,033	4,672

Total current liabilities	160,741	119,670
Long-term debt	98,700	22,500
Liabilities from risk management activities	20	271
Liability from interest rate swap	323	181
Partners' equity:
Common unitholders (2,633 units issued and outstanding)	59,126	58,147
Subordinated unitholders (4,667 units issued and outstanding)	34,669	31,829
General partner interest (2% interest with 149 equivalent units outstanding)	1,163	1,016
Other comprehensive income (loss)	(2,177)	(1,176)

Total partners' equity	92,781	89,816

Total liabilities and partners' equity	$352,565	$232,438

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Revenues:
Midstream	$224,030	$122,787	$469,345	$200,595
Treating	5,222	3,693	10,477	6,878

Total revenues	229,252	126,480	479,822	207,473
Operating costs and expenses:
Midstream purchased gas	214,071	116,916	451,479	189,675
Treating purchased gas	2,035	1,486	4,451	2,599
Operating expenses	3,335	2,610	6,545	5,050
General and administrative	1,891	2,272	3,391	4,206
Stock based compensation	568	—	3,072	—
Impairments	—	—	—	3,150
(Profit) loss on energy trading	(738)	21	(845)	(2,754)
Depreciation and amortization	2,611	1,975	5,046	3,884

Total operating costs and expenses	223,773	125,280	473,139	205,810

Operating income (loss)	5,479	1,200	6,683	1,663
Other income (expense):
Interest expense, net	(465)	(1,016)	(875)	(1,696)
Other income	(39)	40	(1)	5

Total other income (expense)	(504)	(976)	(876)	(1,691)

Net income (loss)	$4,975	$224	$5,807	$(28)

General Partner Share of Net Income	$155		$172

Limited Partners Share of Net Income	$4,820		$5,635

Net income per limited partners' unit:
Basic	$0.66		$0.77

Diluted	$0.65		$0.77

Weighted average limited partners' units outstanding
Basic	7,300		7,300

Diluted	7,421		7,366

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Changes in Partners' Equity
Six months ended June 30, 2003
(In thousands)

	Common Units	Subordinated Units	General Partner Interest	Other Comprehensive Income	Total
Balance, December 31, 2002	$58,147	$31,829	$1,016	$(1,176)	$89,816
Offering Costs	(622)	—	—	—	(622)
Stock-based compensation	1,086	1,925	61	—	3,072
Distributions	(1,517)	(2,688)	(86)	—	(4,291)
Net income	2,032	3,603	172	—	5,807
Hedging gains or losses reclassified to earnings				952	952
Adjustment in fair value of derivatives				(1,953)	(1,953)

Balance, June 30, 2003	$59,126	$34,669	$1,163	$(2,177)	$92,781

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Comprehensive Income
(In thousands)

	Six Months Ended June 30,
	2003	2002
Net income (loss)	$5,807	$(28)
Hedging gains or losses reclassified to earnings	952	(174)
Adjustment in fair value of derivatives	(1,953)	(83)

Comprehensive (loss)	$4,806	$(285)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,807	$(28)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,046	3,884
Impairments	—	3,150
(Income) loss on investment in affiliated partnerships	(121)	19
Noncash stock-based compensation	3,072	—
Changes in assets and liabilities:
Accounts receivable	(36,917)	(25,908)
Prepaid expenses	(1,300)	(155)
Accounts payable, accrued gas purchases, and other accrued liabilities	41,111	50,095
Risk management activities	(131)	(3,985)
Other	(1,426)	12

Net cash provided by operating activities	15,141	27,084
Cash flows from investing activities:
Additions to property and equipment	(17,267)	(5,975)
Asset purchases	(67,325)	(4,430)
Investment in affiliated partnerships	(766)	—
Distributions from (contributions to) affiliated partnerships	120	68

Net cash used in investing activities	(85,238)	(10,337)
Cash flows from financing activities:
Proceeds from bank borrowings	236,600	186,300
Payments on bank borrowings	(160,400)	(203,000)
Notes receivable—third parties	(872)	—
Distributions to partners	(4,291)	—
Contributions from partners	—	14,000
Payments for offering costs	(622)	—

Net cash provided by (used in) financing activities	70,415	(2,700)

Net increase (decrease) in cash and cash equivalents	318	14,047
Cash and cash equivalents, beginning of period	1,308	352

Cash and cash equivalents, end of period	$1,626	$14,399

Cash paid for interest	$753	$1,466
Noncash transactions—stock based compensation	3,072	—

See accompanying notes to consolidated financial statements.

Crosstex Energy, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

(1) General

        Crosstex Energy, L.P. ("the Partnership") is a natural gas midstream company. We have two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas, as well as providing certain producer services, while our Treating division focuses on the removal of carbon dioxide and hydrogen sulfide from natural gas to meet pipeline quality specifications.

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
Notes to Consolidated Financial Statements (Continued)
June 30, 2003
(Unaudited)

(b)   Employee Incentive Plans

  Pro Forma Income (loss) Per Share

        Had compensation cost for the Partnership been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Partnership's net income (loss) would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$4,975	$224	$5,807	$(28)
Add: Stock-based employee compensation expense included in reported net income	568	—	3,072	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	681	87	3,289	153

Pro forma net income	$4,862	$137	$5,590	$(181)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income per limited partner unit, as reported
Basic	$0.66	—	$0.77	—
Diluted	$0.65	—	$0.77	—
Pro forma income per limited partner unit
Basic	$0.65	—	$0.74	—
Diluted	$0.63	—	$0.74	—

        The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2003:

Crosstex Energy, L.P.
Six Months Ended June 30, 2003
Options granted	91,910
Dividend yield	10%
Expected volatility	24%
Risk free interest rate	2.88%
Expected life	5 years
Contractual life	10
Weighted average of fair value of options granted	$2.76

        In addition to options granted, the Partnership approved the issuance of 48,000 restricted unit grants during the six months ended June 30, 2003. Compensation expense is recognized over the five year vesting of these restricted units.

  Modification of Options

        Crosstex Holdings modified certain outstanding options in the first quarter of 2003, which allows the option holders to elect to be paid in cash for the modified options based on the fair value of the options. The total number of Crosstex Holdings options which have been modified is approximately 242,000. These modified options have been accounted for using variable accounting as of the option modification date. The Partnership will account for the modified options until the holders elect to cash out the options or the election to cash out the options lapses. Crosstex Holdings is responsible for paying the intrinsic value of the options for the holders who elect to cash out their options. Beginning in the first quarter of 2003, the Partnership recognized stock compensation expense based on the estimated fair value at period end of the options modified. The Partnership recognized stock-based compensation expense of approximately $0.6 and $3.1 million for the three and six month periods ended June 30, 2003, respectively.

(c)   Earnings per unit and anti-dilutive computations

        Basic earnings per unit was computed by dividing net income available to limited partners, by the weighted average number of limited partner units outstanding. The general partner's share of net income includes incentive distributions of $55,824 earned in the three months ended June 30, 2003. The computation of diluted earnings per unit further assumes the dilutive effect of unit options.

        The following are the share amounts used to compute the basic and diluted earnings per limited partner unit for the periods April 1, 2003 through June 30, 2003 and January 1, 2003 through June 30, 2003 (in thousands, except per-unit amounts):

	April 1, 2003- June 30, 2003	January 1, 2003- June 30, 2003
Basic earnings per unit:
Weighted average limited partner units outstanding	7,300	7,300
Dilutive earnings per unit:
Weighted average limited partner units outstanding	7,300	7,300
Dilutive effect of exercise of options outstanding	121	66
Dilutive units	7,421	7,366

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

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Partnership is not the primary beneficiary of any significant variable interest entities.

(2) Significant Acquisitions

        On June 30, 2003, we completed the acquisition of certain assets from Duke Energy Field Services, L.P. for $67.3 million, including the effect of certain purchase price adjustments. The assets acquired included: the AIM pipeline system, a 12.4% interest in the Seminole gas processing plant, the Conroe gas plant and gathering system and the Black Warrior pipeline system. We have accounted for this acquisition as a business combination in accordance with SFAS No. 141, Business Combinations. We have utilized the purchase method of accounting for this acquisition with an acquisition date of June 30, 2003. The purchase price and allocation thereof is as follows:

Purchase price to DEFS	$66.4	million

Direct acquisition costs	0.9	million

Total Purchase Price	$67.3	million

Current assets acquired	$0.4	million
Liabilities assumed	(0.8)	million
Property plant and equipment	66.8	million
Intangible assets	0.9	million

Total Purchase Price	$67.3	million

Intangible assets relate to customer relationships and will be amortized over seven years. The purchase price allocation is preliminary and may be adjusted for post-closing adjustments. Pro forma results of operations as if the acquisition from DEFS had been acquired on January 1, 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands except per share amounts)
Revenue	$278,125	$161,767	$586,144	$268,104
Net income	6,038	178	6,792	65
Net income per Limited partner unit	$0.80	N/A	$0.90	N/A

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

(3) Investment in Limited Partnerships

        The Partnership owns a 7.86% weighted average interest as the general partner in the five gathering systems of Crosstex Pipeline Company (CPC), a 20.31% interest as a limited partner in CPC, a 50% interest in J.O.B. J.V., and a 50% interest in Crosstex Denton County Gathering J.V. The Partnership accounts for its investments under the equity method, as it exercises significant influence in operating decisions as a general partner. Under this method, the Partnership records its equity in net earnings of the affiliated partnerships as income in other income (expense) in the consolidated statement of operations, and distributions received from them are recorded as a reduction in the Partnership's investment in the affiliated partnership.

(4) Long-Term Debt

Description of Indebtedness

        Bank Credit Facility.    In June 2003, our operating partnership, Crosstex Energy Services, L.P., entered into a $100 million senior secured credit facility with Union Bank of California, N.A. (as a lender and as administrative agent) and other lenders, consisting of the following two facilities:

  •
  a $70.0 million senior revolving acquisition facility; and

  •
  a $30.0 million senior secured revolving working capital and letter of credit facility.

        The acquisition facility was used for the DEFS acquisition and will be used to finance the acquisition and development of gas gathering, treating and processing facilities, as well as general partnership purposes. After the consummation of our proposed limited partnership unit offering, we expect our operating partnership to have substantially all of the acquisition facility available for future borrowings. The acquisition facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the acquisition credit facility may be reborrowed.

        The working capital and letter of credit facility will be used for ongoing working capital needs, letters of credit, distributions to partners and general partnership purposes, including future acquisitions and expansions. We currently have $24.0 million of letters of credit issued under the working capital and letter of credit facility at the closing of the offering, leaving approximately $6.0 million available for future issuances of letters of credit and/or cash borrowings. The aggregate amount of borrowings under the working capital and letter of credit facility is subject to a borrowing base requirement relating to the amount of our cash and eligible receivables (as defined in the credit agreement), and there is a $10.0 million sublimit for cash borrowings. This facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the working capital and letter of credit facility may be reborrowed. We will be required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.

        The obligations under the bank credit facility are secured by first priority liens on all of our material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in certain of our subsidiaries, and ranks pari passu in right of payment with the senior secured notes. The bank credit facility is guaranteed by certain of our subsidiaries and by us. We may prepay all loans under the bank credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

        Indebtedness under the acquisition facility and the working capital and letter of credit facility bear interest at our operating partnership's option at the administrative agent's reference rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.00%. The applicable margin varies quarterly based on our leverage ratio. The fees charged for letters of credit range from 1.50% to 2.00% per annum, plus a fronting fee of 0.125% per annum. If the bank credit facility had been in place at March 31, 2003, our operating partnership's weighted average interest rate would have been 3.57%. Our operating partnership will incur quarterly commitment fees based on the unused amount of the credit facilities.

        The credit agreement prohibits us from declaring distributions to unitholders if any event of default, as defined in the credit agreement, exists or would result from the declaration of distributions. In addition, the bank credit facility contains various covenants that, among other restrictions, limit our operating partnership's ability to:

  •
  incur indebtedness;

  •
  grant or assume liens;

  •
  make certain investments;

  •
  sell, transfer, assign or convey assets, or engage in certain mergers or acquisitions;

  •
  make distributions;

  •
  change the nature of its business;

  •
  enter into certain commodity contracts;

  •
  make certain amendments to our operating partnership's partnership agreement; and

  •
  engage in transactions with affiliates.

        The bank credit facility also contains covenants requiring us to maintain:

  •
  a maximum ratio of total funded debt to consolidated EBITDA (each as defined in the bank credit facility), measured quarterly on a rolling four-quarter basis, of 3.75 to 1 through March 31, 2004, declining to 3.5 to 1 beginning June 30, 2004, pro forma for any asset acquisitions;

  •
  a minimum interest coverage ratio (as defined in the credit agreement), measured quarterly on a rolling four quarter basis, equal to 3.50 to 1;

  •
  minimum current ratio (as defined in the credit agreement), measured quarterly, of 1 to 1; and

  •
  a minimum tangible net worth (as defined in the credit agreement) of $60 million, plus one-half of certain equity contribution proceeds received after December 31, 2002.

        Each of the following will be an event of default under the bank credit facility:

  •
  failure to pay any principal, interest, fees, expenses or other amounts when due;

  •
  failure to observe any agreement, obligation, or covenant in the credit agreement, subject to cure periods for certain failures;

  •
  certain judgments against us or any of our subsidiaries, in excess of certain allowances;

  •
  certain ERISA events involving us or our subsidiaries;

  •
  cross defaults to certain material indebtedness;

  •
  certain bankruptcy or insolvency events involving us or our subsidiaries;

  •
  a change in control (as defined in the credit agreement); and

  •
  the failure of any representation or warranty to be materially true and correct when made.

        Senior Secured Notes.    In June 2003, our operating partnership entered into a master shelf agreement with an institutional lender pursuant to which it issued $30.0 million aggregate principal amount of senior secured notes with an interest rate of 6.95% and a maturity of seven years. In July 2003, our operating partnership issued $10.0 million aggregate principal amount of senior secured notes pursuant to the master shelf agreement with an interest rate of 6.88% and a maturity of seven years.

        The following is a summary of the material terms of the senior secured notes.

        The notes represent senior secured obligations of our operating partnership and will rank at least pari passu in right of payment with the bank credit facility. The notes are secured, on an equal and ratable basis with obligations of the operating partnership under the credit facility, by first priority liens on all of our material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in certain of our subsidiaries. The senior secured notes are guaranteed by our operating partnership's subsidiaries and us.

        The senior secured notes are redeemable, at our operating partnership's option and subject to certain notice requirements, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the master shelf agreement.

        The master shelf agreement relating to the notes contains substantially the same covenants and events of default as the bank credit facility.

        If an event of default resulting from bankruptcy or other insolvency events occurs, the senior secured notes will become immediately due and payable. If any other event of default occurs and is continuing, holders of at least 50.1% in principal amount of the outstanding notes may at any time declare all the notes then outstanding to be immediately due and payable. If an event of default relating to the nonpayment of principal, make-whole amounts or interest occurs, any holder of outstanding notes affected by such event of default may declare all the notes held by such holder to be immediately due and payable.

        As of June 30, 2003, due to the timing of the financing associated with the acquisition of assets from DEFS, the Partnership was not in compliance with the current ratio restrictions under the bank credit facility and the master shelf agreement governing the senior secured notes. In August 2003, the Partnership obtained waivers of this restriction from the bank credit facility and the senior secured note participants. The Partnership was in compliance with all debt covenants at December 31, 2002, and expects to be in compliance with debt covenants for the next twelve months.

        Intercreditor and Collateral Agency Agreement.    In connection with the execution of the master shelf agreement in June 2003, the lenders under the bank credit facility and the initial purchasers of the senior secured notes entered into an Intercreditor and Collateral Agency Agreement, which was acknowledged and agreed to by our operating partnership and its subsidiaries. This agreement appointed Union Bank of California, N.A. to act as collateral agent and authorized Union Bank to execute various security documents on behalf of the lenders under the bank credit facility and the initial purchases of the senior secured notes. This agreement specifies various rights and obligations of lenders under the bank credit facility, holders of senior secured notes and the other parties thereto in respect of the collateral securing Crosstex Energy Services, L.P.'s obligations under the bank credit facility and the master shelf agreement.

        In June 2002, as part of the purchase price of Florida Gas Transmission Company (FGTC), the Partnership issued a note payable for $800,000 to FGTC that is payable in $50,000 annual increments starting June 2003 through June 2006 with a final payment of $600,000 due in June 2007. The note bears interest payable annually at LIBOR plus 1%.

        As of June 30, 2003 and December 31, 2002, long-term debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Acquisition credit facility, interest based at prime plus an applicable margin	$68,000	$1,750
Acquisition credit facility, interest based on LIBOR plus an applicable margin	—	20,000
Senior Secured Notes, interest rate at June 30, 2003 was 6.95%	30,000
Note payable to Florida Gas Transmission Company	750	800

	98,750	22,550
Less current portion	50	50

Debt classified as long-term	$98,700	$22,500

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

(5) Partners' Capital

  Cash Distributions

        The Partnership announced on July 10, 2003 that it will make its second quarter distribution on its common and subordinated units of $0.55 on August 15, 2003, payable to holders of record on July 31, 2003. The Partnership also announced that the quarterly distribution will be increased by $0.15 to $0.70 per common unit for the distribution payable for the third quarter of 2003.

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

        Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2003 and December 31, 2002 (all quantities are expressed in British Thermal Units, and all prices are expressed in the Houston Ship Channel Inside FERC (HSC IF), Natural Gas Pipeline IF (NGPL IF), Reliant East Inside FERC (Reliant E IF), Texas Eastern South

Texas Inside FERC (TET STx IF) or Texas Eastern East Texas Inside FERC (TET Etx IF) for natural gas). The remaining term of the contracts extend no later than December 2004, with no single contract longer than 16 months. The Partnership's counterparties to hedging contracts include Morgan Stanley, Tractebel, Williams, Duke and Sempra. Changes in the fair value of the Partnership's derivatives related to Producer Services gas marketing activities are recorded in earnings. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings.

June 30, 2003
Transaction type	Total volume	Pricing terms	Remaining term of contracts	Fair value
Natural gas swap-cash flow hedge	(820,000)	$3.285 vs. Reliant E IF to $6.06 vs. Reliant E IF	July 2003-June 2004	$(384,400)
Natural gas swap-cash flow hedge	2,887,000	$4.15 vs. HSC IF to $6.545 vs HSC IF	July 2003-December 2004	(1,588,011)
Natural gas swap-cash flow hedge	(120,000)	$5.48 vs. NGPL IF to $5.51 vs NGPL IF	July-August 2003	28,290
Natural gas swap-cash flow hedge	(226,000)	$5.36 vs TET STx IF to $5.92 vs TET STx IF	July 2003-March 2004	89,616
Marketing trading transaction swaps	(456,000)	$3.14 vs. TET Etx IF	July 2003-April 2004	(1,049,802)
Marketing trading transaction swaps	244,000	$3.935 vs. HSC IF to $6.145 vs. HSC IF	July 2003-May 2004	(833,593)
December 31, 2002
Transaction type	Total volume	Pricing terms	Remaining term of contracts	Fair value
Natural gas swap-cash flow hedge	(500,000)	$3.285 vs. Reliant E IF to $4.01 vs. Reliant E IF	January 2003-April 2004	$(421,800)
Natural gas swap-cash flow hedge	(440,000)	$3.415 vs. HSC IF to $4.99 vs HSC IF	January-September 2003	(573,320)
Marketing trading transaction swaps	(1,149,000)	$3.10 vs. TET Etx IF to $3.14 vs. TET Etx IF	January 2003-April 2004	(1,593,421)
Marketing trading transaction swaps	(1,096,000)	$3.21 vs. HSC IF to $5.16 vs. HSC IF	January-October 2003	(441,277)
Marketing trading transaction swaps	(180,000)	$3.185 vs Reliant E IF to $3.635 vs. Reliant E IF	January-May 2003	(219,330)

        On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

        Assets and liabilities related to off-system energy trading activities that are accounted for as energy trading contracts are included in assets and liabilities from risk management activities. Assets and liabilities related to off-system energy trading contracts were as follows:

	June 30, 2003	December 31, 2002
	(In thousands)
Assets from risk management activities:
Current	$819	$2,947
Long-term	1	155
Liabilities from risk management activities:
Current	$2,654	$3,046
Long-term	20	236

        The Partnership estimates the fair value of its off-system energy trading contracts using prices actively quoted. The estimated fair value of energy trading activities by maturity date was as follows (in thousands):

	Maturity periods
	Less than one year	One to two years	Two to three years	Total fair value
June 30, 2003	(1,835)	(19)	—	$(1,854)
December 31, 2002	(99)	(81)	—	$(180)

(7) Transactions with Related Parties

  General and Administrative Expense Cap

        The Partnership has a $6 million annual ($1.5 million quarterly) General and Administrative cap in the first year of operation, per the partnership agreement. Crosstex Energy Holdings Inc. bears the cost of any excess General and Administrative expenses. During the three months and six months ended June 30, 2003, the Partnership had excess expenses of approximately $0.7 and $1.0 million, respectively. The general partner is also reimbursed for direct charges it incurs on behalf of Partnership business development activities. Such charges totaled $0.4 million for the three months ended June 30, 2003 and are included in general and administrative expenses.

  Crosstex Pipeline

        The Partnership also had related-party transactions with Crosstex Pipeline Company (CPC) which are summarized below:

  •
  During the quarters ended June 30, 2003 and 2002, the Partnership bought natural gas from CPC in the amount of approximately $2.6 million and $0.9 million and paid for transportation of approximately $9,685 and $6,782 respectively, to CPC. For the six months ended June 30, 2003 and 2002, the Partnership bought natural gas from CPC in the amount of approximately

    $3.8 million and $1.6 million and paid for transportation of approximately $23,495 and $11,734 respectively, to CPC.

  •
  During the quarters ended June 30, 2003 and 2002, the Partnership received a management fee from CPC in the amount of approximately $31,362 each quarter and $62,723 for each six month period ended June 30, 2003 and 2002.

  •
  During the quarters ended June 30, 2003 and 2002, the Partnership received distributions from CPC in the amount of approximately $20,310 and $17,514 respectively. For the six month periods ended June 30, 2003 and 2002, the Partnership received distributions from CPC in the amount of approximately $58,270 and $50,475.

  Camden Resources, Inc.

        The Partnership treats gas for, and purchases gas from, Camden Resources, Inc. (Camden). Camden is an affiliate of the Partnership by way of equity investments made by Yorktown in Camden. Yorktown is an equity holder of Crosstex Holdings. During the quarters ended June 30, 2003 and 2002, the Partnership purchased natural gas from Camden in the amount of approximately $2.9 million and $2.6 million, respectively, and received approximately $61,254 and $134,828 in treating fees from Camden. And for the six months ended June 30, 2003 and 2002, the Partnership purchased natural gas from Camden in the amount of approximately $5.5 million and $3.6 million, respectively, and received approximately $214,109 and $182,408 in treating fees from Camden.

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

        Summarized financial information concerning the Partnership's reportable segments is shown in the following table.

	Midstream	Treating	Totals
	(In thousands)
Three months ended June 30, 2003:
Sales to external customers	$224,030	$5,222	$229,252
Intersegment sales	2,405	(2,405)	—
Interest expense	454	11	465
Depreciation and amortization	1,895	716	2,611
Segment profit (loss)	4,100	875	4,975
Segment assets	340,814	11,751	352,565
Capital expenditures	10,583	2,441	13,024
Three months ended June 30, 2002:
Sales to external customers	$122,787	$3,693	$126,480
Intersegment sales	8,005	(8,005)	—
Interest expense	906	110	1,016
Depreciation and amortization	1,308	667	1,975
Segment profit (loss)	(3,421)	3,645	224
Segment assets	181,102	29,709	210,811
Capital expenditures	2,454	(49)	2,405
Six months ended June 30, 2003:
Sales to external customers	$469,345	$10,477	$479,822
Intersegment sales	3,909	(3,909)	—
Interest expense	856	19	875
Depreciation and amortization	3,715	1,331	5,046
Segment profit (loss)	4,430	1,377	5,807
Segment assets	340,814	11,751	352,565
Capital expenditures	12,903	4,364	17,267
Six months ended June 30, 2002:
Sales to external customers	$200,595	$6,878	$207,473
Intersegment sales	9,322	(9,322)	—
Interest expense	1,456	240	1,696
Depreciation and amortization	2,550	1,334	3,884
Segment profit (loss)	(935)	907	(28)
Segment assets	181,102	29,709	210,811
Capital expenditures	5,316	659	5,975

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

Overview

        We are a Delaware limited partnership formed by Crosstex Energy Holdings Inc. on July 12, 2002 to acquire indirectly substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. We have two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas, as well as providing certain producer services, while our Treating division focuses on the removal of carbon dioxide and hydrogen sulfide from natural gas to meet pipeline quality specifications. For the six months ended June 30, 2003, 76% of our gross margin was generated in the Midstream division, with the balance in the Treating division, and approximately 78% of our gross margin was generated in the Texas Gulf Coast region.

        Since the formation of our predecessor, we have grown significantly as a result of our construction and acquisition of gathering and transmission pipelines and treating and processing plants. From January 1, 2000 through June 30, 2003, we have invested approximately $200.0 million to develop or acquire new assets. The purchased assets were acquired from numerous sellers at different periods and were accounted for under the purchase method of accounting. Accordingly, the results of operations for such acquisitions are included in our financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

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

        The Partnership's principal Midstream assets (prior to the acquisition from Duke Energy Field Services, which was completed on June 30, 2003) are as follows:

  •
  the Gulf Coast system, consisting of approximately 500 miles of pipeline located in south Texas;

  •
  the CCNG Transmission system, consisting of approximately 300 miles of pipeline located in south Texas;

  •
  the Gregory gathering system, consisting of approximately 300 miles of pipeline located in the Corpus Christi. Texas Bay area;

  •
  the Vanderbilt system, consisting of approximately 200 miles of pipeline located in south Texas;

  •
  the Arkoma gathering system, consisting of approximately 100 miles of pipeline located in eastern Oklahoma;

        Set forth in the table below is the volume of the natural gas purchased and sold at a fixed discount or premium to the index price and at a percentage discount or premium to the index price for our principal gathering and transmission systems and for our producer services business for the six months ended June 30, 2003. Our gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas.

	Six Months ended June 30, 2003
	Gas Purchased		Gas Sold
Asset or Business	Fixed Amount to Index	Percentage of Index	Fixed Amount to Index	Percentage of Index
	(in billions of MMBtus)
Gulf Coast system	14.0	1.1	15.1	—
CCNG transmission system	27.8	0.2	28.0	—
Gregory gathering system(1)	24.9	1.1	22.4	—
Vanderbilt system(1)	3.9	5.3	8.1	—
Arkoma gathering system	—	1.9	1.9	—
Producer services(2)	45.2	1.5	46.7	—

(1)
Gas sold is less than gas purchased due to production of natural gas liquids.

(2)
These volumes are not reflected in revenues or purchased gas cost, but are presented net as a component of profit (loss) on energy trading activities in accordance with EITF 02-03.

        In addition to the margins generated by the Gregory gathering system, we generate revenues at our Gregory processing plant under two types of arrangements:

  •
  For the six months ended June 30, 2003, we purchased approximately 22% of the natural gas volumes on our Gregory system under contracts in which we were exposed to the risk of loss or gain in processing the natural gas. Under these contracts, we fractionate the NGLs into separate NGL products, which we then sell at prices based upon the market price for NGL products. All of the processed natural gas, up to 100,000 MMcfd, is delivered to a single customer at a price based on a fixed price relative to a monthly index. Since we extract Btu's from the gas stream in the form of the liquids or consume it as fuel during processing, we reduce the Btu content of the natural gas but seek to more than offset this by creating value from the separated NGL products. Accordingly, our margins under these arrangements can be negatively affected in periods where the value of natural gas is high relative to the value of NGLs.

  •
  For the six months ended June 30, 2003, we purchased approximately 78% of the natural gas volumes on our Gregory system at a spot or market price less a discount that includes a fixed margin for gathering, processing and marketing the natural gas and NGLs at our Gregory processing plant with no risk of loss or gain in processing the natural gas. Under these contracts, the producer retains ownership of the fractionated NGLs, and accordingly bears the risk and retains the benefits associated with processing the natural gas. We anticipate purchasing increasing percentages of gas under fixed fee arrangements as opposed to contracts under which the processing economics are for our account.

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

        We generate treating revenues under three arrangements:

  •
  a volumetric fee based on the amount of gas treated, which accounted for approximately 63% of the operating income in our Treating division for the six months ended June 30, 2003;

  •
  a fixed fee for operating the plant for a certain period, which accounted for approximately 30% of the operating income in our Treating division for the six months ended June 30, 2003; or

  •
  a fee arrangement in which the producer operates the plant, which accounted for approximately 7% of the operating income in our Treating division for the six months ended June 301, 2003.

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

        Our general and administrative expenses are dictated by the terms of our partnership agreement and our omnibus agreement with Crosstex Energy Holdings Inc. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to Crosstex Energy, L.P., and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Crosstex Energy, L.P. Our partnership agreement provides that our general partner determines the expenses that are allocable to Crosstex Energy, L.P. in any reasonable manner determined by our general partner in its sole discretion. For the 12 month period ending in December 2003, the amount which we will reimburse our general partner and its affiliates for costs incurred with respect to the general and administrative services performed on our behalf will not exceed $6.0 million. This reimbursement cap does not apply to the cost of any third-party legal, accounting or advisory services received, or the direct expenses of management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

        Crosstex Energy Holdings, Inc. modified certain terms of certain outstanding options in the first quarter of 2003. These modifications will result in variable award accounting for the modified options. Based on the average unit value for the first and second quarters of 2003 of $23.25 and $29.54 per unit, respectively; total compensation expense was approximately $3.1 million, which has been recorded by Crosstex Energy, L.P. as non-cash stock based compensation expense in the first two quarters of 2003. Compensation expense in future periods will be adjusted for changes in the unit market price.

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

        Changes in natural gas prices impact our profitability since the purchase price of a portion of the gas we buy (approximately 8.8% in the first six months of 2003) is based on a percentage of a particular natural gas price index for a period, while the gas is resold at a fixed dollar relationship to the same index. Therefore, during periods of low gas prices, these contracts can be less profitable than during periods of higher gas prices. However, on most of the gas we buy and sell, margins are not affected by such changes because the gas is bought and sold at a fixed relationship to the relevant index. Therefore, while changes in the price of gas can have very large impacts on revenues and cost of revenues, on this portion of the gas, the changes are equal and offsetting.

        Part of our fee from the Seminole gas plant is based on a portion of the NGLs produced, and, therefore, is subject to commodity price risks.

        Gas prices can also affect our profitability indirectly by influencing drilling activity and related opportunities for gas gathering, treating, and processing.

Results of Operations

        Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Three months ended June 30, 2003		Six months ended June 30, 2003
	2003	2002	2003	2002
Midstream revenues	$224.0	$122.8	$469.3	$200.6
Midstream purchased gas	214.1	116.9	451.5	189.7

Midstream gross margin	9.9	5.9	17.8	10.9

Treating revenues	5.2	3.7	10.5	6.9
Treating purchased gas	2.0	1.5	4.5	2.6

Treating gross margin	3.2	2.2	6.0	4.3

Total gross margin	$13.1	$8.1	$23.8	$15.2

Midstream Volumes (MMBtu/d):
Gathering and transportation	506,403	402,774	503,201	386,110
Processing	93,456	85,073	93,654	85,332
Producer services	262,098	246,859	258,064	230,735
Treating Volumes (MMBtu/d)	88,944	100,162	88,994	95,895

  Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Revenues.    Midstream revenues were $224.0 million for the quarter ended June 30, 2003 compared to $122.8 million for the quarter ended June 30, 2002, an increase of $101.2 million, or 82%. This increase is primarily due to an increase in natural gas prices from an average NYMEX settlement price of $5.26 per MMBtu in the second quarter of 2003 compared to $3.38 per MMBtu in the second quarter of 2002, which caused a $39.4 million increase in revenues. $52.0 million of revenue was generated by the Vanderbilt and Hallmark systems that were not in operation in the first quarter of 2002. Additional increases in revenue of $17.5 million and $2.4 million were generated at Gregory Gathering and Gregory Processing, respectively, due to new volumes into the systems from producer drilling. These increases were partially offset by a decrease in revenue of $9.4 million at the Gulf Coast and CCNG systems due to a decrease in volume at these two systems.

        Treating revenues were $5.2 million for the quarter ended June 30, 2003 compared to $3.7 million in the same period in 2002, an increase of $1.5 million, or 41%. Increases in the price of natural gas contributed $3.1 million of the increase, and $1.1 million of the increase was due to 20 new plants placed in service. This increase was partially offset by volume decreases at three plants, which reduced revenue by $2.3 million and the removal of 10 plants from service which reduced revenue by $0.4 million.

        Purchased Gas Costs.    Midstream purchased gas costs were $214.1 million for the quarter ended June 30, 2003 compared to $116.9 million for the quarter ended June 30, 2002, an increase of $97.2 million, or 83%. Costs increased by $38.4 million due to the increase in natural gas prices. Additional costs of $50.4 million were generated by the Vanderbilt and Hallmark systems that were not in operation in the second quarter of 2002. Additional costs were generated at Gregory Gathering of $17.4 million and Gregory Processing of $2.1 million due to new volumes into the systems from producer drilling. These increases in costs were partially offset by a decrease in purchased gas costs of $10.4 million at the Gulf Coast and CCNG Transmission systems due to a decrease in volume at these two systems.

        Treating purchased gas costs were $2.0 million for the quarter ended June 30, 2003 compared to $1.5 million in the comparable period in 2002, an increase of $0.5 million or 37%. The increase in natural gas prices resulted in a $2.7 million increase, which was partially offset by a decrease in treating volumes at three volume sensitive plants.

        Operating Expenses.    Operating expenses were $3.3 million for the quarter ended June 30, 2003, compared to $2.6 million for the quarter ended June 30, 2002, an increase of $0.7 million, or 28%. The increase was primarily due to the initiation of service at the Vanderbilt system, the Hallmark lateral, and new treating plants in service.

        General and Administrative Expenses.    General and administrative expenses were $1.9 million for the quarter ended June 30, 2003 compared to $2.3 million for the quarter ended June 30, 2002, a decrease of $0.4 million, or 17%. The decrease was due to the $6 million annual general and administrative cap for the twelve months following our initial public offering, per the partnership agreement. Had the cap not been in place, General and Administrative expenses would have been $2.6 million for the quarter ended June 30, 2003.

        Stock-based Compensation.    Stock-based compensation was $0.6 million for the quarter ended June 30, 2003, compared to none in the second quarter of 2002. This stock-based compensation primarily related to a modification in employee option agreements, which allowed the option holders to elect to be paid in cash for the modified options based on the fair value of those options.

        (Profit) Loss on Energy Trading.    The profit on energy trading was $0.7 million for the quarter ended June 30, 2003 compared to $0.0 million for the quarter ended June 30, 2002, an increase of $0.8 million. Included in these amounts were realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $0.7 million in the second quarter of 2003 and $0.5 million in the second quarter of 2002. In addition, losses of $0.5 million relating primarily to options bought and/or sold in the management of the Partnership's Enron position were booked in 2002.

        Depreciation and Amortization.    Depreciation and amortization expense was $2.6 million for the quarter ended June 30, 2003 compared to $2.0 million for the quarter ended June 30, 2002, an increase of $0.6 million, or 32%. The increase is primarily due to an increase in fixed assets of $37.6 million from June 30, 2002 to June 30, 2003 (prior to the acquisition of assets from Duke Energy Field Services which was completed on June 30, 2003, and therefore had no affect on depreciation expense for the period).

        Interest Expense.    Interest expense was $0.5 million for the quarter ended June 30, 2003 compared to $1.0 million for the quarter ended June 30, 2002, a decrease of $0.6 million, or 54%. The decrease is due to a reduction in bank debt from the proceeds of the initial public offering.

        Other Income (Expense).    Other income (expense) includes costs associated with a lawsuit settlement of $0.1 million offset by income from affiliated partnerships.

        Net Income (Loss).    Net income (loss) for the quarter ended June 30, 2003 was $5.0 million compared to $0.2 million for the quarter ended June 30, 2002, an increase of $4.8 million. This increase is primarily due to the increase in gross margin of $5.0 million.

  Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        Revenues.    Midstream revenues were $469.3 million for the six months ended June 30, 2003 compared to $200.6 million for the six months ended June 30, 2002, an increase of $268.8 million, or 134%. This increase is primarily due to an increase in natural gas prices from an average NYMEX settlement price was $5.80 per MMBtu for the first six months of 2003 compared to $2.86 per MMBtu in the first six months of 2002, which caused a $136.6 million increase in revenues. An additional $97.6 million of revenue was generated by the Vanderbilt and Hallmark systems that were not in operation in the first six months of 2002. Additional increases in revenue of $38.2 million and $7.6 million were generated at Gregory Gathering and Gregory Processing, respectively, due to new volumes into the systems from producer drilling. Additional revenue of $2.2 million was generated at CCNG Transmission due to new markets adding volume to the system. These increases were partially offset by a decrease in revenue of $11.3 million at the Gulf Coast and Arkoma systems due to a decrease in volume at these two systems.

        Treating revenues were $10.5 million for the six months ended June 30, 2003 compared to $6.9 million in the same period in 2002, an increase of $3.6 million, or 52%. Increases in the price of natural gas contributed $4.7 million of the increase, and $1.9 million of the increase was due to 20 new plants placed in service. This increase was partially offset by volume decreases at three plants, which reduced revenue by $2.4 million and the removal of 10 plants from service which reduced revenue by $0.7 million.

        Purchased Gas Costs.    Midstream purchased gas costs were $451.5 million for the six months ended June 30, 2003 compared to $189.7 million for the six months ended June 30, 2002, an increase of $261.8 million, or 138%. Costs increased by $135.2 million due to the increase in natural gas prices. In addition, costs of $94.6 million were generated by the Vanderbilt and Hallmark systems that were not in operation in the first six months of 2002. Additional costs were generated at Gregory Gathering of $35.6 million and Gregory Processing of $7.4 million due to new volumes into the systems from producer drilling. Additional costs of $2.1 million were generated at CCNG Transmission due to volume added to fulfill new market demands. These increases in costs were partially offset by a decrease in purchased gas costs of $11.2 million at the Gulf Coast and Arkoma systems due to a decrease in volume at these two systems.

        Treating purchased gas costs were $4.5 million for the six months ended June 30, 2003 compared to $2.6 million in the comparable period in 2002, an increase of $1.9 million, or 71%. The increase in natural gas prices resulted in a $4.2 million increase, which was partially offset by a decrease in treating volumes at three volume sensitive plants.

        Operating Expenses.    Operating expenses were $6.5 million for the six months ended June 30, 2003, compared to $5.1 million for the six months ended June 30, 2002, an increase of $1.5 million, or 30%. The increase was primarily due to the initiation of service from the Vanderbilt system, the Hallmark lateral, and new treating plants in service.

        General and Administrative Expenses.    General and administrative expenses were $3.4 million for the six months ended June 30, 2003 compared to $4.2 million for the six months ended June 30, 2002, a decrease of $0.8 million, or 19%. The decrease was due to the $6 million annual General and Administrative cap for the twelve months following our initial public offering, per the partnership agreement. Had the cap not been in place, general and administrative expenses would have been $4.6 million for the six months ended June 30, 2003.

        Stock-based Compensation.    Stock-based compensation was $3.1 million for the six months ended June 30, 2003, compared to none in the same period of 2002. This stock-based compensation primarily related to a modification in employee option agreements, which allowed the option holders to elect to be paid in cash for the modified options based on the fair value of those options.

        Impairments.    There was no impairment expense in the first six months 2003 compared to $3.2 million in the first six months of 2002. Intangible assets were booked associated with the contract values of certain treating plants and other assets in conjunction with the Yorktown investment in May 2000. Impairment charges in the first six months of 2002 were associated with intangible contract values at two specific treating plants. These two plants are still working at the location where they were sited at the time of the Yorktown investment, but had experienced declines in cash flows at the time the impairment charges were taken.

        (Profit) Loss on Energy Trading.    The profit on energy trading was $0.8 million for the six months ended June 30, 2003 compared to $2.8 million for the six months ended June 30, 2002, a decrease of $1.9 million. Included in these amounts were realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $0.8 million in the first six months of 2003 and $0.8 million in the first six months of 2002. In addition, gains of $2.0 million relating primarily to options bought and/or sold in the management of the Partnership's Enron position were booked in 2002.

        Depreciation and Amortization.    Depreciation and amortization expense was $5.0 million for the six months ended June 30, 2003 compared to $3.9 million for the six months ended June 30, 2002, an increase of $1.2 million, or 30%. The increase is primarily due to an increase in fixed assets of $37.6 million from June 30, 2002 to June 30, 2003 (prior to the acquisition of assets from Duke Energy Field Services which was completed on June 30, 2003, and therefore, had no affect on depreciation expense fort the period).

        Interest Expense.    Interest expense was $0.9 million for the six months ended June 30, 2003 compared to $1.7 million for the six months ended June 30, 2002, a decrease of $0.8 million, or 48%. The decrease is due to a reduction in bank debt from the proceeds of the initial public offering.

        Other Income (Expense).    Other income (expense) includes costs associated with a lawsuit settlement of $0.1 million offset by income from affiliated partnerships

        Net Income (Loss).    Net income (loss) for the six months ended June 30, 2003 was $5.8 million compared to ($0.0) million for the six months ended June 30, 2002, an increase of $5.8 million. The principal reasons for this increase were an increase in gross margin of $8.7 million, offset principally by an increase in stock based compensation of $3.2 million.

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. For further details on our accounting policies and a discussion of new accounting pronouncements, see Note 2 of the Notes to Consolidated Financial Statements for the Year Ended December 31, 2002 contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

        We manage our price risk related to future physical purchase or sale commitments for producer services activities by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance our future commitments and significantly reduce our risk to the movement in natural gas prices. However, we are subject to counterparty risk for both the physical and financial contracts. Prior to October 26, 2002, we accounted for our producer services natural gas marketing activities as energy trading contracts in accordance with EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF 98-10 required energy-trading contracts to be recorded at fair value with changes in fair value reported in earnings. In October 2002, the EITF reached a consensus to rescind EITF No. 98-10. Accordingly, energy trading contracts entered into subsequent to October 25, 2002, should be accounted for under accrual accounting rather than mark-to-market accounting unless the contracts meet the requirements of a derivative under SFAS

No. 133. Our energy trading contracts qualify as derivatives, and accordingly, we continue to use mark-to-market accounting for both physical and financial contracts of our producer services business. Accordingly, any gain or loss associated with changes in the fair value of derivatives and physical delivery contracts relating to our producer services natural gas marketing activities are recognized in earnings as profit or loss on energy trading immediately.

        For each reporting period, we record the fair value of open energy trading contracts based on the difference between the quoted market price and the contract price. Accordingly, the change in fair value from the previous period in addition to the realized gains or losses on settled contracts are reported as profit or loss on energy trading in the statements of operations.

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

Liquidity and Capital Resources

        Cash Flows.    Net cash provided by operating activities was $15.1 million and $27.1 million for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by operating activities in 2003 declined principally due to fund flows for working capital accounts ($20.0 million) partially offset by higher margins ($8.7 million).

        Net cash used in investing activities was $85.2 million and $10.3 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in investing activities during 2003 related to the Duke acquisition as well as internal growth projects, and during 2002 primarily related to internal growth projects. The internal growth projects referred to for both six month periods were the Gregory plant expansion, buying, refurbishing and installing treating plants, and other internal growth capital projects.

        Net cash provided by (used in) financing activities was $70.4 million and ($2.7) million for the six months ended June 30, 2003 and 2002, respectively. Financing activities in 2003 relate principally to the funding of the Duke Acquisition. Financing activities during 2002 primarily represented funding or refunding of the partnership's debt and working capital needs.

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

Description of Indebtedness

        Bank Credit Facility.    In June 2003, our operating partnership, Crosstex Energy Services, L.P., entered into a $100 million senior secured credit facility with Union Bank of California, N.A. (as a lender and as administrative agent) and other lenders, consisting of the following two facilities:

  •
  a $70.0 million senior secured revolving acquisition facility; and

  •
  a $30 million senior secured revolving working capital and letter of credit facility.

        The acquisition facility was used for the DEFS acquisition and will be used to finance the acquisition and development of gas gathering, treating and processing facilities, as well as general partnership purposes. After the consummation of our proposed limited partnership unit offering, we expect our operating partnership to have substantially all of the acquisition facility available for future borrowings. The acquisition facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the acquisition credit facility may be reborrowed.

        The working capital and letter of credit facility will be used for ongoing working capital needs, letters of credit, distributions to partners and general partnership purposes, including future acquisitions and expansions. We currently have $24.0 million of letters of credit issued under the working capital and letter of credit facility at the closing of the offer, leaving approximately $6.0 million available for future issuances of letters of credit and/or cash borriwings. The aggregate amount of borrowings under the working capital and letter of credit facility is subject to a borrowing base requirement relating to the amount of our cash and eligible receivables (as defined in the credit agreement), and there is a $10.0 million sublimit for cash borrowings. This facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the working capital and letter of credit facility may be reborrowed. We will be required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.

        The obligations under the bank credit facility are secured by first priority liens on all of our material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in certain of our subsidiaries, and ranks pari passu in right of payment with the senior secured notes. The bank credit facility is guaranteed by certain of our subsidiaries and by us. We may prepay all loans under the bank credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

        Indebtedness under the acquisition facility and the working capital and letter of credit facility bear interest at our operating partnership's option at the administrative agent's reference rate plus 0.25% to 1.50% or LIBOR plus 1.75% to 3.00%. The applicable margin varies quarterly based on our leverage ratio. The fees charged for letters of credit range from 1.50% to 2.00% per annum, plus a fronting fee of 0.125% per annum. If the bank credit facility had been in place at March 31, 2003, our operating partnership's weighted average interest rate would have been 3.57%. Our operating partnership will incur quarterly commitment fees based on the unused amount of the credit facilities.

        The credit agreement prohibits us from declaring distributions to unitholders if any event of default, as defined in the credit agreement, exists or would result from the declaration of distributions. In addition, the bank credit facility contains various covenants that, among other restrictions, limit our operating partnership's ability to:

  •
  incur indebtedness;

  •
  grant or assume liens;

  •
  make certain investments;

  •
  sell, transfer, assign or convey assets, or engage in certain mergers or acquisitions;

  •
  make distributions;

  •
  change the nature of its business;

  •
  enter into certain commodity contracts;

  •
  make certain amendments to our operating partnership's partnership agreement; and

  •
  engage in transactions with affiliates.

        The bank credit facility also contains covenants requiring us to maintain:

  •
  a maximum ratio of total funded debt to consolidated EBITDA (each as defined in the bank credit facility), measured quarterly on a rolling four-quarter basis, of 3.75 to 1 through March 31, 2004, declining to 3.5 to 1 beginning June 30, 2004, pro forma for any asset acquisitions;

  •
  a minimum interest coverage ratio (as defined in the credit agreement), measured quarterly on a rolling four quarter basis, equal to 3.50 to 1;

  •
  minimum current ratio (as defined in the credit agreement), measured quarterly, of 1 to 1; and

  •
  a minimum tangible net worth (as defined in the credit agreement) of $60 million, plus one-half of certain equity contribution proceeds received after December 31, 2002.

        Each of the following will be an event of default under the bank credit facility:

  •
  failure to pay any principal, interest, fees, expenses or other amounts when due;

  •
  failure to observe any agreement, obligation, or covenant in the credit agreement, subject to cure periods for certain failures;

  •
  certain judgments against us or any of our subsidiaries, in excess of certain allowances;

  •
  certain ERISA events involving us or our subsidiaries;

  •
  cross defaults to certain material indebtedness;

  •
  certain bankruptcy or insolvency events involving us or our subsidiaries;

  •
  a change in control (as defined in the credit agreement); and

  •
  the failure of any representation or warranty to be materially true and correct when made.

        Senior Secured Notes.    In June 2003, our operating partnership entered into a master shelf agreement with an institutional lender pursuant to which it issued $30.0 million aggregate principal amount of senior secured notes with an interest rate of 6.95% and a maturity of seven years. In July 2003, our operating partnership issued $10.0 million aggregate principal amount of senior secured notes pursuant to the master shelf agreement with an interest rate of 6.88% and a maturity of seven years.

        The following is a summary of the material terms of the senior secured notes.

        The notes represent senior secured obligations of our operating partnership and will rank at least pari passu in right of payment with the bank credit facility. The notes are secured, on an equal and ratable basis with the obligations of the operating partnership under the credit facility, by first priority liens on all of our material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in certain of our subsidiaries. The senior secured notes are guaranteed by our operating partnership's subsidiaries and us.

        The senior secured notes are redeemable, at our operating partnership's option and subject to certain notice requirements, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the master shelf agreement.

        The master shelf agreement relating to the notes contains substantially the same covenants and events of default as the bank credit facility.

        If an event of default resulting from bankruptcy or other insolvency events occurs, the senior secured notes will become immediately due and payable. If any other event of default occurs and is continuing, holders of more than 50.1% in principal amount of the outstanding notes may at any time declare all the notes then outstanding to be immediately due and payable. If an event of default relating to nonpayment of principal, make-whole amounts or interest occurs, any holder of outstanding notes affected by such event of default may declare all the notes held by such holder to be immediately due and payable.

        As of June 30, 2003, due to the timing of the financing associated with the acquisition of assets from DEFS, the Partnership was not in compliance with the current ratio restrictions under the bank credit facility and the master shelf agreement governing the senior secured notes. In August 2003, the Partnership obtained waivers of this restriction from the bank credit facility and the senior secured note participants. The Partnership was in compliance with all debt covenants at December 31, 2002, and expects to be in compliance with debt covenants for the next twelve months.

        Intercreditor and Collateral Agency Agreement.    In connection with the execution of the master shelf agreement in June 2003, the lenders under the bank credit facility and the initial purchasers of the senior secured notes entered into an Intercreditor and Collateral Agency Agreement, which was acknowledged and agreed to by our operating partnership and its subsidiaries. This agreement appointed Union Bank of California, N.A. to act as collateral agent and authorized Union Bank to execute various security documents on behalf of the lenders under the bank credit facility and the initial purchases of the senior secured notes. This agreement specifies various rights and obligations of lenders under the bank credit facility, holders of senior secured notes and the other parties thereto in respect of the collateral securing Crosstex Energy Services, L.P.'s obligations under the bank credit facility and the master shelf agreement.

Credit Risk

        We are diligent in attempting to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss can be very large relative to our overall profitability.

Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2003 or 2002. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Partnership is not the primary beneficiary of any significant variable interest entities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        See Item 2. "Management's Discussion and Analysis—Commodity Price Risks, Description of Credit Facility and Credit Risk".

Item 4.  Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        The principal executive officer and principal financial officer of Crosstex Energy GP, LLC, the general partner of the Partnership's general partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Partnership's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Crosstex Energy GP, LLC and the Partnership believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
Change in Internal Control over Financial Reporting.

        No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership's internal control over financial reporting.

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

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

31.1	Rule 13a-14(a) Certification.
31.2	Rule 13a-14(a) Certification.
32.1	Section 906 Certification.
32.2	Section 906 Certification.
(b)
Reports on Form 8-K

        On May 5, 2003, Crosstex Energy, L.P. filed a Current Report on Form 8-K (dated as of May 2, 2003) which included its press release as Exhibit 99.1 announcing the execution of a definitive agreement relating to the acquisition of assets from Duke Energy Field Services L.P.

        On May 14, 2003, Crosstex Energy, L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended March 31, 2003, and an amendment to such current report on Form 8-K/A correcting certain of the information contained in the original report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8 day of August 2003.

CROSSTEX ENERGY, L.P.
By:	Crosstex Energy GP, L.P., its general partner
	By:	Crosstex Energy GP, LLC, its general partner
		By:	/s/ WILLIAM W. DAVIS William W. Davis, Senior Vice-President and Chief Financial Officer