Form 10-Q
period 2003-09-30
CROSSTEX ENERGY LP
filed 2003-11-13
CIK 1179060

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 000-50067

CROSSTEX ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State of organization)	16-1616605 (I.R.S. Employer Identification No.)

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

        The number of the Registrants Common Units outstanding at November 13, 2003 was 4,358,000 common units and 4,667,000 subordinated units.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Balance Sheets
(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$156	$1,308
Accounts receivable:
Trade	128,147	104,802
Imbalances	—	79
Related party	1,542	—
Other	772	637
Notes receivable—short term	653	—
Fair value of derivative assets	3,103	2,947
Prepaid expenses and other	1,998	1,225

Total current assets	136,371	110,998

Property and equipment:
Transmission assets	94,370	50,391
Gathering systems	27,315	22,624
Gas plants	83,706	39,475
Other property and equipment	3,685	2,754
Construction in process	8,250	6,935

Total property and equipment	217,326	122,179
Accumulated depreciation	(20,541)	(12,231)

Total property and equipment, net	196,785	109,948
Fair value of derivative assets	59	155
Intangible assets, net	5,607	5,340
Goodwill, net	4,873	4,873
Investment in limited partnerships	2,081	346
Other assets, net	2,825	778

Total assets	$348,601	$232,438

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued gas purchases	$140,954	$110,793
Accrued imbalances payable	205	149
Fair value of derivative liabilities	6,070	4,006
Current portion of long-term debt	50	50
Other current liabilities	5,868	4,672

Total current liabilities	153,147	119,670
Long-term debt	43,200	22,500
Fair value of derivative liabilities	316	452
Partners' equity:
Common unitholders (4,358 and 2,633 units issued and outstanding at September 30, 2003 and December 31, 2002, respectively)	117,427	58,147
Subordinated unitholders (4,667 units issued and outstanding)	35,118	31,829
General partner interest (2% interest with 184 and 149 equivalent units outstanding at September 30, 2003 and December 31, 2002, respectively)	2,771	1,016
Other comprehensive income (loss)	(3,378)	(1,176)

Total partners' equity	151,938	89,816

Total liabilities and partners' equity	$348,601	$232,438

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Midstream	$277,925	$110,858	$747,270	$311,453
Treating	5,273	3,753	15,750	10,631

Total revenues	283,198	114,611	763,020	322,084
Operating costs and expenses:
Midstream purchased gas	264,035	104,350	715,514	294,025
Treating purchased gas	1,860	1,397	6,311	3,996
Operating expenses	5,462	2,682	12,007	7,732
General and administrative	1,721	2,041	5,112	6,247
Stock based compensation	1,577	33	4,649	33
Impairments	—	—	—	3,150
(Profit) on energy trading activities	(646)	(162)	(1,491)	(2,916)
Depreciation and amortization	4,031	2,150	9,077	6,034

Total operating costs and expenses	278,040	112,491	751,179	318,301

Operating income	5,158	2,120	11,841	3,783
Other income (expense):
Interest expense, net	(1,321)	(703)	(2,196)	(2,399)
Other income	51	68	50	73

Total other income (expense)	(1,270)	(635)	(2,146)	(2,326)

Net income	$3,888	$1,485	$9,695	$1,457

General partner share of net income	$450		$621

Limited partners share of net income	$3,438		$9,074

Net income per limited partners' unit:
Basic	$0.44		$1.22

Diluted	$0.43		$1.20

Weighted average limited partners' units outstanding:
Basic	7,731		7,445

Diluted	7,930		7,548

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Changes in Partners' Equity
Nine months ended September 30, 2003
(In thousands)
(Unaudited)

	Common Units	Subordinated Units	General Partner Interest	Other Comprehensive Income	Total
Balance, December 31, 2002	$58,147	$31,829	$1,016	$(1,176)	$89,816
Net proceeds from issuance of common units	57,159	—	—	—	57,159
Contributions	—	—	1,266	—	1,266
Stock-based compensation	1,700	2,856	93	—	4,649
Distributions	(2,965)	(5,255)	(225)	—	(8,445)
Net income	3,386	5,688	621	—	9,695
Hedging gains or losses reclassified to earnings	—	—	—	2,056	2,056
Adjustment in fair value of derivatives	—	—	—	(4,258)	(4,258)

Balance, September 30, 2003	$117,427	$35,118	$2,771	$(3,378)	$151,938

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2003	2002
Net income	$9,695	$1,457
Hedging gains or losses reclassified to earnings	2,056	136
Adjustment in fair value of derivatives	(4,258)	(961)

Comprehensive income	$7,493	$632

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
(Successor to Crosstex Energy Services, Ltd.)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$9,695	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,077	6,034
Impairments	—	3,150
(Income) loss on investment in affiliated partnerships	(173)	13
Noncash stock-based compensation	4,649	33
Changes in assets and liabilities:
Accounts receivable	(24,943)	(42,447)
Prepaid expenses	(773)	(82)
Accounts payable, accrued gas purchases, and other accrued liabilities	30,217	51,439
Fair value of derivatives	(382)	(4,405)
Other	781	(105)

Net cash provided by operating activities	28,148	15,087

Cash flows from investing activities:
Additions to property and equipment	(27,135)	(8,346)
Asset purchases	(68,124)	(4,430)
Additions to intangibles and other noncurrent assets	(1,818)	—
Investment in affiliated partnerships	(1,443)	—
Distributions from (investments in) affiliated partnerships	(120)	87

Net cash used in investing activities	(98,640)	(12,689)

Cash flows from financing activities:
Proceeds from bank borrowings	238,600	186,300
Payments on bank borrowings	(217,900)	(203,050)
Debt refinancing costs	(1,340)	—
Proceeds from issuance of common units, net of offering costs	57,159	—
Distributions to partners	(8,445)	—
Contributions from partners	1,266	14,000

Net cash provided by (used in) financing activities	69,340	(2,750)

Net increase (decrease) in cash and cash equivalents	(1,152)	(352)
Cash and cash equivalents, beginning of period	1,308	352

Cash and cash equivalents, end of period	$156	$0

Cash paid for interest	$1,998	$1,776
Noncash transactions—stock based compensation	$4,649	$33

See accompanying notes to consolidated financial statements.

Crosstex Energy, L.P.

(Successor to Crosstex Energy Services, Ltd.)
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

(1) General

        Unless the context requires otherwise, references to "we," "us," "our" or the "Partnership" are intended to mean Crosstex Energy, L.P. and its consolidated subsidiaries.

        Crosstex Energy, L.P. ("the Partnership") is a midstream natural gas company. We have two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas, as well as providing certain producer services, while our Treating division focuses on the removal of carbon dioxide and hydrogen sulfide from natural gas to meet pipeline quality specifications.

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

(a)   Initial Public Offering

        On December 17, 2002, the Partnership completed an initial public offering of common units representing limited partner interests in the Partnership. Prior to its initial public offering, the Partnership was an indirect wholly owned subsidiary of Crosstex Energy, Inc. ("Crosstex Energy", formerly Crosstex Energy Holdings Inc.). Crosstex Energy conveyed to the Partnership its indirect wholly owned ownership interest in Crosstex Energy Services, Ltd. ("CES") in exchange for (i) a 2% general partner interest (including certain incentive distribution rights) in the Partnership, (ii) 333,000 common units and (iii) 4,667,000 subordinated units of the Partnership. Prior to the conveyance of CES to the Partnership, CES distributed certain assets to Crosstex Energy including (i) the Jonesville and Clarkson gas plants, (ii) the Enron receivable, and (iii) the right to receive a cash distribution of $2.5 million.

        CES constitutes the Partnership's predecessor. The transfer of ownership interests in CES to the Partnership represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, the accompanying financial statements include the historical results of operations of CES prior to transfer to the Partnership.

        See Note 5 for a discussion of the Partnership's September 2003 sale of additional common units.

(b)   Employee Incentive Plans

        The Partnership's managing general partner has granted unit options pursuant to a long-term incentive plan for its employees, directors and affiliates who perform services for the Partnership. Additionally, Crosstex Energy, Inc. has granted common stock options under its 2000 Stock Option

Plan for employees, directors and affiliates who perform services for the Partnership. The Partnership applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the related interpretations in accounting for these plans. In accordance with APB No. 25 for fixed option awards, compensation is recorded to the extent the fair value of the stock exceeds the exercise price of the option at the measurement date. Compensation expense of $4,649,000 and $33,000 was recognized in the nine months ended September 30, 2003 and 2002, respectively. See below for a discussion of the modification of certain Crosstex Energy options in 2003.

        Had compensation cost for the Partnership been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Partnership's net income would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$3,888	$1,485	$9,695	$1,457
Add: Stock-based employee compensation expense included in reported net income	1,577	33	4,649	33
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,655)	(120)	(4,918)	(273)

Pro forma net income	$3,810	$1,398	$9,426	$1,217

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income per limited partner unit, as reported:
Basic	$0.44	—	$1.22	—
Diluted	$.043	—	$1.20	—
Pro forma income per limited partner unit:
Basic	$0.43	—	$1.18	—
Diluted	$0.42	—	$1.17	—

        The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for unit grants by the Partnership in the nine months ended September 30, 2003:

Nine months ended September 30, 2003
Options granted	91,910
Dividend yield	10%
Expected volatility	24%
Risk free interest rate	2.88%
Expected life	5 years
Contractual life	10
Weighted average of fair value of options granted	$2.76

        In addition to options granted, the Partnership approved the issuance of 48,000 restricted unit grants during the nine months ended September 30, 2003. Compensation expense is recognized over the five year vesting of these restricted units.

        Crosstex Energy, Inc. modified certain outstanding options attributable to its common shares in the first quarter of 2003, which allows the option holders to elect to be paid in cash for the modified options based on the fair value of the options. The total number of Crosstex Energy options which have been modified is approximately 242,000. These modified options have been accounted for using variable accounting as of the option modification date. The Partnership will account for the modified options until the holders elect to cash out the options or the election to cash out the options lapses. Crosstex Energy is responsible for paying the intrinsic value of the options for the holders who elect to cash out their options. Beginning in the first quarter of 2003, the Partnership recognized stock compensation expense based on the estimated fair value at period end of the options modified. The Partnership recognized stock-based compensation expense of approximately $1.6 million and $4.6 million for the three and nine month periods ended September 30, 2003, respectively.

(c)   Earnings per unit and anti-dilutive computations

        Basic earnings per unit was computed by dividing net income available to limited partners, by the weighted average number of limited partner units outstanding. The general partner's share of net income includes incentive distributions of $380,000 and $436,000 earned in the three and nine months ended September 30, 2003, respectively. The computation of diluted earnings per unit further assumes the dilutive effect of unit options.

        The following are the share amounts used to compute the basic and diluted earnings per limited partner unit for the three and nine-month periods ended September 30, 2003 (in thousands):

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Basic earnings per unit:
Weighted average limited partner units outstanding	7,731	7,445
Dilutive earnings per unit:
Weighted average limited partner units outstanding	7,731	7,445
Dilutive effect of exercise of options outstanding	199	103
Dilutive units	7,930	7,548

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

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period ending after December 15, 2003. The Partnership is evaluating its ownership interests in joint ventures and limited partnerships that are currently accounted for using the equity method of accounting to determine whether FIN No. 46 will require the consolidation of any of these investments.

(2) Significant Acquisitions

        On June 30, 2003, we completed the acquisition of certain assets from Duke Energy Field Services, L.P. for $68.1 million, including the effect of certain purchase price adjustments. The assets acquired included: the Mississippi pipeline system, a 12.4% interest in the Seminole gas processing plant, the Conroe gas plant and gathering system and the Black Warrior pipeline system. We have accounted for this acquisition as a business combination in accordance with SFAS No. 141, Business Combinations. We have utilized the purchase method of accounting for this acquisition with an acquisition date of June 30, 2003. The purchase price and allocation thereof is as follows (in thousands):

Purchase price to DEFS	$66,356
Direct acquisition costs	1,768

Total Purchase Price	$68,124

Current assets acquired	$426
Liabilities assumed	(813)
Property plant and equipment	67,589
Intangible assets	922

Total Purchase Price	$68,124

        Intangible assets relate to customer relationships and will be amortized over seven years. Operating results for the DEFS assets are included in the Statements of Operations since June 30, 2003. Pro forma results of operations as if the acquisition from DEFS had been acquired on January 1, 2002 are as follows:

		Nine Months Ended September 30,
	Three Months Ended September 30, 2002
		2003	2002
	(in thousands except per share amounts)
Revenue	$152,923	$869,342	$421,027
Net income	$2,388	$10,685	$2,556
Net income per Limited partner unit	N/A	$1.37	N/A

        On June 6, 2002, CES acquired 70 miles of then-inactive pipeline from Florida Gas Transmission Company for $1,474,000 in cash and a $800,000 note payable. On June 7, 2002, CES acquired the Pandale gathering system which is connected to two treating plants, one of which (the "Will-O-Mills Plant") was half-owned by the Partnership, from Star Field Services for $2,156,000 in cash. The Partnership purchased the other one-half interest in the Will-O-Mills Plant on December 30, 2002 for $2,200,000 in cash.

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

(4) Long-Term Debt

  Description of Indebtedness

        Bank Credit Facility.    In June 2003, our operating partnership, Crosstex Energy Services, L.P., entered into a $100 million senior secured credit facility with Union Bank of California, N.A. (as a lender and as administrative agent) and other lenders, which was increased to $120 million in October 2003, consisting of the following two facilities:

  •
  a $70.0 million senior revolving acquisition facility; and

  •
  a $50.0 million senior secured revolving working capital and letter of credit facility.

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

        The working capital and letter of credit facility will be used for ongoing working capital needs, letters of credit, distributions to partners and general partnership purposes, including future acquisitions and expansions. At September 30, 2003 we had $22.5 million of letters of credit issued under the $50 million working capital and letter of credit facility leaving approximately $27.5 million available for future issuances of letters of credit and/or cash borrowings. The aggregate amount of borrowings under the working capital and letter of credit facility is subject to a borrowing base requirement relating to the amount of our cash and eligible receivables (as defined in the credit agreement), and there is a $10.0 million sublimit for cash borrowings. This facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the working capital and letter of credit facility may be reborrowed. We will be required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.

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

        The Partnership was in compliance with all debt covenants at December 31, 2002 and September 30, 2003, and expects to be in compliance with debt covenants for the next twelve months.

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

        As of September 30, 2003 and December 31, 2002, long-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Acquisition credit facility, interest based at prime plus an applicable margin	$2,500	$1,750
Acquisition credit facility, interest based on LIBOR plus an applicable margin	—	20,000
Senior Secured Notes, weighted average interest rate of 6.93%	40,000
Note payable to Florida Gas Transmission Company	750	800

	43,250	22,550
Less current portion	(50)	(50)

Debt classified as long-term	$43,200	$22,500

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

(5) Partners' Capital

  Sale of Additional Common Units

        In September 2003, the Partnership completed a public offering of 1,725,000 common units at $35.97 per common units. The Partnership received net proceeds of approximately $59.1 million,

including an approximate $1.3 million capital contribution by its general partner. The net proceeds were used to repay borrowings outstanding under the bank credit facility of our operating partnership.

  Cash Distributions

        The Partnership announced on October 16, 2003 that it will make its third quarter distribution on its common and subordinated units of $0.70 on November 14, 2003, payable to holders of record on October 30, 2003.

(6) Derivatives

        The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

        Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2003 and December 31, 2002 (all quantities are expressed in British Thermal Units, and all prices are expressed in the Houston Ship Channel Inside FERC (HSC IF), NYMEX Settlement (NYMEX), Reliant East Inside FERC (Reliant E IF), Texas Eastern SouthTexas Inside FERC (TET STx IF) or Texas Eastern East Texas Inside FERC (TET ETx IF) for natural gas). The remaining term of the contracts extend no later than December 2004, with no single contract longer than 16 months. The Partnership's counterparties to hedging contracts include Morgan Stanley, BP, Williams, Duke and Sempra. Changes in the fair value of the Partnership's derivatives related to Producer Services gas marketing activities are recorded in earnings. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings.

September 30, 2003
Transaction type	Total volume	Pricing terms	Remaining term of contracts	Fair value
Natural gas swap-cash flow hedge	(370,000)	$4.01 vs. Reliant E IF to $5.00 vs. Reliant E IF	October 2003-June 2004	$125,145
Natural gas swap-cash flow hedge	1,748,000	$4.43 vs. HSC IF to $6.545 vs HSC IF	October 2003-December 2004	(1,811,955)
Natural gas swap-cash flow hedge	4,955,000	$4.718 vs. NYMEX to $6.11 vs NYMEX	October 2003-December 2004	(1,666,095)
Natural gas swap-cash flow hedge	(456,000)	$5.92 vs TET STx IF	November 2003-March 2004	442,833
Marketing trading transaction swaps	(861,000)	$3.14 vs. TET Etx If to $6.24 vs. TET Etx IF	October 2003-June 2004	(219,197)
Marketing trading transaction swaps	1,086,000	$3.935 vs. HSC IF to $6.145 vs. HSC IF	October 2003-December 2004	(538,215)
December 31, 2002
Transaction type	Total volume	Pricing terms	Remaining term of contracts	Fair value
Natural gas swap-cash flow hedge	(500,000)	$3.285 vs. Reliant E IF to $4.01 vs. Reliant E IF	January 2003-April 2004	$(421,800)
Natural gas swap-cash flow hedge	(440,000)	$3.415 vs. HSC IF to $4.99 vs HSC IF	January-September 2003	(573,320)
Marketing trading transaction swaps	(1,149,000)	$3.10 vs. TET Etx IF to $3.14 vs. TET Etx IF	January 2003-April 2004	(1,593,421)
Marketing trading transaction swaps	(1,096,000)	$3.21 vs. HSC IF to $5.16 vs. HSC IF	January-October 2003	(441,277)
Marketing trading transaction swaps	(180,000)	$3.185 vs Reliant E IF to $3.635 vs. Reliant E IF	January-May 2003	(219,330)

        On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

        Assets and liabilities related to off-system energy trading activities that are accounted for as energy trading contracts are included in fair value of derivative assets and liabilities. Assets and liabilities related to off-system energy trading contracts were as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Fair value of derivative assets:
Current	$1,280	$2,947
Long-term	42	155
Fair value of derivative liabilities:
Current	$1,365	$3,046
Long-term	39	236

        The Partnership estimates the fair value of its off-system energy trading contracts using prices actively quoted. The estimated fair value of derivatives by maturity date was as follows (in thousands):

	Maturity periods
	Less than one year	One to two years	Two to three years	Total fair value
September 30, 2003	$(85)	$3	—	$(82)
December 31, 2002	$(99)	$(81)	—	$(180)

(7) Transactions with Related Parties

  General and Administrative Expense Cap

        The Partnership has a $6.0 million annual ($1.5 million quarterly) general and administrative cap for the twelve month period ending December 2003, per the partnership agreement. Crosstex Energy bears the cost of any excess general and administrative expenses. During the three months and nine months ended September 30, 2003, the Partnership had excess expenses of approximately $0.9 million and $2.1 million, respectively. The general partner is also reimbursed for direct charges it incurs on behalf of Partnership business development activities. Such charges totaled $0.6 million for the nine months ended September 30, 2003 and are included in general and administrative expenses.

  Crosstex Pipeline

        The Partnership also had related-party transactions with Crosstex Pipeline Company (CPC) which are summarized below:

  •
  During the quarters ended September 30, 2003 and 2002, the Partnership bought natural gas from CPC in the amount of approximately $2.3 million and $0.9 million and paid for transportation of approximately $7,000 and $7,000 respectively, to CPC. For the nine months ended September 30, 2003 and 2002, the Partnership bought natural gas from CPC in the amount of approximately $6.2 million and $3.1 million and paid for transportation of approximately $31,000 and $23,000, respectively, to CPC.

  •
  During the quarters ended September 30, 2003 and 2002, the Partnership received a management fee from CPC in the amount of approximately $31,000 each quarter and $94,000 for each nine month period ended September 30, 2003 and 2002.

  •
  During the quarters ended September 30, 2003 and 2002, the Partnership received distributions from CPC in the amount of approximately $26,000 and $13,000 respectively. For the nine month periods ended September 30, 2003 and 2002, the Partnership received distributions from CPC in the amount of approximately $84,000 and $64,000.

  Crosstex Denton County Gathering J.V.

        During the nine and three months ended September 30, 2003, the Partnership received a management fee from Crosstex Denton County Gathering J.V. ("CDC") of $80,000 and $30,000, respectively. The Partnership also received distributions of $15,000 from CDC for the nine and three-month periods ending September 30, 2003.

  Camden Resources, Inc.

        The Partnership treats gas for, and purchases gas from, Camden Resources, Inc. ("Camden"). Camden is an affiliate of the Partnership by way of equity investments made by Yorktown Energy Partners IV, L.P. and Yorktown Energy Partners V, L.P. (collectively, "Yorktown") in Camden. Yorktown is an equity holder of Crosstex Energy, Inc. During the quarters ended September 30, 2003 and 2002, the Partnership purchased natural gas from Camden in the amount of approximately $1.5 million and $3.8 million, respectively, and received approximately $29,000 and $182,000 in treating fees from Camden. And for the nine months ended September 30, 2003 and 2002, the Partnership purchased natural gas from Camden in the amount of approximately $7.0 million and $7.4 million, respectively, and received approximately $167,000 and $364,000 in treating fees from Camden.

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

(9) Segment Information

        Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Partnership's reportable segments consist of Midstream and Treating. The Midstream division consists of the Partnership's natural gas gathering and transmission operations and includes the Mississippi System, the Conroe System, the Gulf Coast System, the Corpus Christi System, the Gregory gathering system located around the Corpus Christi area, the Arkoma system in Oklahoma, the Vanderbilt System and various other small systems. Also included in the Midstream division are the Partnership's Producer Services operations. The Treating division generates fees from its plants either through volume-based treating contracts or though fixed monthly payments. Included in the Treating division are four gathering systems that are connected to the treating plants.

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

        Summarized financial information concerning the Partnership's reportable segments is shown in the following table.

	Midstream	Treating	Totals
	(In thousands)
Three months ended September 30, 2003:
Sales to external customers	$277,925	$5,273	$283,198
Intersegment sales	1,583	(1,583)	—
Interest expense	1,295	26	1,321
Depreciation and amortization	3,266	765	4,031
Segment profit (loss)	3,016	871	3,888
Segment assets	335,519	13,082	348,601
Capital expenditures	8,433	2,259	10,692
Three months ended September 30, 2002:
Sales to external customers	$110,858	$3,753	$114,611
Intersegment sales	744	(744)	—
Interest expense	680	23	703
Depreciation and amortization	1,483	667	2,150
Segment profit (loss)	4,111	(2,626)	1,485
Segment assets	206,987	7,875	214,862
Capital expenditures	2,748	(377)	2,371
Nine months ended September 30, 2003:
Sales to external customers	$747,270	$15,750	$763,020
Intersegment sales	5,492	(5,492)	—
Interest expense	2,151	45	2,196
Depreciation and amortization	6,981	2,096	9,077
Segment profit (loss)	7,446	2,248	9,695
Segment assets	335,519	13,082	348,601
Capital expenditures	20,512	6,623	27,135
Nine months ended September 30, 2002:
Sales to external customers	$311,453	$10,631	$322,084
Intersegment sales	2,780	(2,780)	—
Interest expense	2,320	79	2,399
Depreciation and amortization	4,033	2,001	6,034
Segment profit (loss)	3,176	(1,719)	1,457
Segment assets	206,987	7,875	214,862
Capital expenditures	8,064	282	8,346

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

Overview

        We are a Delaware limited partnership formed by Crosstex Energy, Inc. on July 12, 2002 to acquire indirectly substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. We have two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas, as well as providing certain producer services, while our Treating division focuses on the removal of carbon dioxide and hydrogen sulfide from natural gas to meet pipeline quality specifications. For the nine months ended September 30, 2003, 77% of our gross margin was generated in the Midstream division, with the balance in the Treating division, and approximately 74% of our gross margin was generated in the Texas Gulf Coast region.

        Since the formation of our predecessor, we have grown significantly as a result of our construction and acquisition of gathering and transmission pipelines and treating and processing plants. From January 1, 2000 through September 30, 2003, we have invested approximately $211.0 million to develop or acquire new assets. The purchased assets were acquired from numerous sellers at different periods and were accounted for under the purchase method of accounting. Accordingly, the results of operations for such acquisitions are included in our financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

        Our results of operations are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through our pipeline systems, processed at our processing facilities or treated at our treating plants as well as fees earned from recovering carbon dioxide and natural gas liquids at a non-operated processing plant. We generate revenues from five primary sources:

  •
  gathering and transporting natural gas on the pipeline systems we own;

  •
  processing natural gas at our processing plants;

  •
  providing producer services;

  •
  treating natural gas at our treating plants; and

  •
  recovering carbon dioxide and natural gas liquids at a non-operated processing plant.

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

        The Partnership's principal Midstream assets are as follows:

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

  •
  the Conroe processing plant located in south Texas;

  •
  the Arkoma gathering system, consisting of approximately 100 miles of pipeline located in eastern Oklahoma;

  •
  the Mississippi gathering system, consisting of approximately 600 miles of pipeline located in central Mississippi;

  •
  a 12.4% non-operating interest in the Seminole carbon dioxide processing plant, located in Gaines County, Texas;

        Set forth in the table below is the volume of the natural gas purchased and sold at a fixed discount or premium to the index price and at a percentage discount or premium to the index price for our principal gathering and transmission systems and for our producer services business for the nine months ended September 30, 2003. Our gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas.

	Nine Months ended September 30, 2003
	Gas Purchased		Gas Sold
Asset or Business	Fixed Amount to Index	Percentage of Index	Fixed Amount to Index	Percentage of Index
	(in billions of MMBtus)
Gulf Coast system	20.2	1.9	22.1	—
CCNG transmission system	43.0	0.5	43.5	—
Gregory gathering system(1)	39.3	1.7	35.4	—
Vanderbilt system(1)	7.8	8.8	14.1	—
Conroe system(1)	0.6	1.0	1.3
Arkoma gathering system	—	3.3	3.3	—
Mississippi system	7.4	0.3	7.7
Producer services(2)	69.7	2.2	71.9	—

(1)
Gas sold is less than gas purchased due to production of natural gas liquids.

(2)
These volumes are not reflected in revenues or purchased gas cost, but are presented net as a component of profit (loss) on energy trading activities.

        In addition to the margins generated by the Gregory gathering system, we generate revenues at our Gregory processing plant under two types of arrangements:

  •
  For the nine months ended September 30, 2003, we purchased approximately 18% of the natural gas volumes on our Gregory system under contracts in which we were exposed to the risk of loss or gain in processing the natural gas. Under these contracts, we fractionate the NGLs into separate NGL products, which we then sell at prices based upon the market price for NGL products. All of the processed natural gas, up to 100,000 MMcfd, is delivered to two customers at a price based on a fixed price relative to a monthly index. Since we extract Btu's from the gas stream in the form of the liquids or consume it as fuel during processing, we reduce the Btu content of the natural gas but seek to more than offset this by creating value from the separated NGL products. Accordingly, our margins under these arrangements can be negatively affected in periods where the value of natural gas is high relative to the value of NGLs.

  •
  For the nine months ended September 30, 2003, we purchased approximately 82% of the natural gas volumes on our Gregory system at a spot or market price less a discount that includes a fixed margin for gathering, processing and marketing the natural gas and NGLs at our Gregory processing plant with no risk of loss or gain in processing the natural gas. Under these contracts, the producer retains ownership of the fractionated NGLs, and accordingly bears the risk and retains the benefits associated with processing the natural gas. We anticipate purchasing increasing percentages of gas under fixed fee arrangements as opposed to contracts under which the processing economics are for our account.

        We own a 12.4% non-operating interest in the Seminole gas processing plant located in Gaines County, Texas. A portion of our revenues at the facility are based on a percentage of the NGL's recovered at the facility. Therefore, we have commodity price exposure due to variances in the prices of NGL's. In the third quarter of 2003, our share of NGL's totaled 1,443,000 gallons at an average price of $.4337 per gallon.

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

        We generate treating revenues under three arrangements:

  •
  a volumetric fee based on the amount of gas treated, which accounted for approximately 60% of the operating income in our Treating division for the nine months ended September 30, 2003;

  •
  a fixed fee for operating the plant for a certain period, which accounted for approximately 34% of the operating income in our Treating division for the nine months ended September 30, 2003; or

  •
  a fee arrangement in which the producer operates the plant, which accounted for approximately 6% of the operating income in our Treating division for the nine months ended September 30, 2003.

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

        Our general and administrative expenses are dictated by the terms of our partnership agreement and our omnibus agreement with Crosstex Energy, Inc. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, us. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. For the 12 month period ending in December 2003, the amount which we will reimburse our general partner and its affiliates for costs incurred with respect to the general and administrative services performed on our behalf will not exceed $6.0 million. This reimbursement cap does not apply to the cost of any third-party legal, accounting or advisory services received, or the direct expenses of management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

        Crosstex Energy, Inc. modified certain terms of certain outstanding options in the first quarter of 2003. These modifications will result in variable award accounting for the modified options. Based on the average unit value for the first, second and third quarters of 2003 of $23.25, $29.54 and $36.95 per unit, respectively, total compensation expense was approximately $4.6 million, which has been recorded by the Partnership as non-cash stock based compensation expense in the nine months ended September 30, 2003. Compensation expense in future periods will be adjusted for changes in the unit market price.

        Among the significant acquisitions that affect the comparability of the periods discussed in this report are the DEFS acquisition, the Vanderbilt system and the Hallmark lateral. We acquired the DEFS assets in June 2003 for approximately $68.1 million. The DEFS assets consist of a gathering system approximately 600 miles in length in Mississippi, a gathering system in Alabama approximately 125 miles in length, a processing plant and 10 mile gathering system in Montgomery County, Texas, and a 12.4% interest in the Seminole processing plant in Gaines County, Texas. We acquired the Vanderbilt system in December 2002 for a purchase price of $12 million. The Vanderbilt system consists of approximately 200 miles of gathering lines in the same approximate geographic area as the Gulf Coast system. At the time of its acquisition it was transporting approximately 32,000 MMBtu of gas per day. We acquired the Hallmark lateral in June 2002 for approximately $2.3 million. Construction work totaling $2.6 million was completed in November 2002, which permitted gas to begin moving to new markets in December 2002.

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

        Changes in natural gas prices impact our profitability since the purchase price of a portion of the gas we buy (approximately 8.8% in the first nine months of 2003) is based on a percentage of a particular natural gas price index for a period, while the gas is resold at a fixed dollar relationship to the same index. Therefore, during periods of low gas prices, these contracts can be less profitable than during periods of higher gas prices. However, on most of the gas we buy and sell, margins are not affected by such changes because the gas is bought and sold at a fixed relationship to the relevant index. Therefore, while changes in the price of gas can have very large impacts on revenues and cost of revenues, on this portion of the gas, the changes are equal and offsetting.

        Part of our fee from the Seminole gas plant is based on a portion of the NGLs produced, and, therefore, is subject to commodity price risks.

        Gas prices can also affect our profitability indirectly by influencing drilling activity and related opportunities for gas gathering, treating, and processing.

Results of Operations

        Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated (in thousands).

	Three months ended September 30,		Nine months ended September 31,
	2003	2002	2003	2002
Midstream revenues	$277.9	$110.9	$747.3	$311.5
Midstream purchased gas	264.0	104.3	715.5	294.0

Midstream gross margin	13.9	6.6	31.8	17.5

Treating revenues	5.3	3.7	15.7	10.6
Treating purchased gas	1.9	1.4	6.3	4.0

Treating gross margin	3.4	2.3	9.4	6.6

Total gross margin	$17.3	$8.9	$41.2	$24.1

Midstream Volumes (MMBtu/d):
Gathering and transportation	675,000	407,000	643,000	393,000
Processing	134,000	83,000	126,000	87,000
Producer services	274,000	225,000	263,000	229,000
Treating Volumes (MMBtu/d)	94,000	104,000	91,000	99,000

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Revenues.    Midstream revenues were $277.9 million for the quarter ended September 30, 2003 compared to $110.9 million for the quarter ended September 30, 2002, an increase of $167.0 million, or 151%. The addition of the DEFS assets ($45.0 million) along with the initiation of service at the Vanderbilt system ($33.8 million), which were not in service in 2002, added $78.8 million of revenue in the third quarter of 2003. An increase in natural gas prices from an average Houston Ship Channel Index price of $4.95 per MMBtu in the third quarter of 2003 compared to $3.19 per MMBtu in the third quarter of 2002, caused a $63.4 million increase in revenues. Additional increases in revenue of $34.7 million were generated at Gregory Gathering, Gregory Processing, CCNG Transmission and Arkoma gathering, due to new volumes into the systems from producer drilling and additional sales volumes to new markets. These increases were partially offset by a decrease in revenue of $9.9 million at the Gulf Coast system due to a decrease in volume.

        Treating revenues were $5.3 million for the quarter ended September 30, 2003 compared to $3.8 million in the same period in 2002, an increase of $1.5 million, or 41%. $1.1 million of the increase was due to 19 new plants placed in service and increases in the price of natural gas contributed $0.9 million of the increase. These increases were partially offset by volume decreases at two plants, which reduced revenue by approximately $0.2 million and the removal of 5 plants from service which reduced revenue by approximately $0.2 million.

        Purchased Gas Costs.    Midstream purchased gas costs were $264.0 million for the quarter ended September 30, 2003 compared to $104.3 million for the quarter ended September 30, 2002, an increase of $159.7 million, or 153%. Costs increased by $58.2 million due to the increase in natural gas prices. Costs of $72.5 million were generated by the addition of the DEFS assets ($40.5 million) and the Vanderbilt system ($32.5 million) that were not in operation in the second quarter of 2002. Additional costs were generated at Gregory Gathering, Gregory Processing, CCNG Transmission, and Arkoma gathering of $33.2 million due to new volumes into the systems from producer drilling and to fulfill new market demands. These increases in costs were partially offset by a decrease in purchased gas costs of $9.2 million at the Gulf Coast system due to a decrease in volume.

        Treating purchased gas costs were $1.9 million for the quarter ended September 30, 2003 compared to $1.4 million in the comparable period in 2002, an increase of $0.5 million or 33%. The increase in natural gas prices resulted in a $0.7 million increase, which was partially offset by a decrease in treating volumes at three volume sensitive plants.

        Operating Expenses.    Operating expenses were $5.5 million for the quarter ended September 30, 2003, compared to $2.7 million for the quarter ended September 30, 2002, an increase of $2.8 million, or 104%. The increase was primarily due to the addition of the DEFS assets, the initiation of service at the Vanderbilt system, the Hallmark lateral, and new treating plants in service.

        General and Administrative Expenses.    General and administrative expenses were $1.7 million for the quarter ended September 30, 2003 compared to $2.0 million for the quarter ended September 30, 2002, a decrease of $0.3 million, or 16%. The decrease was due to the $6 million annual general and administrative cap in the twelve month period ending December 2003, per the partnership agreement. Had the cap not been in place, general and administrative expenses would have been $2.7 million for the quarter ended September 30, 2003.

        Stock-based Compensation.    Stock-based compensation was $1.6 million for the quarter ended September 30, 2003, compared to $33,000 in the second quarter of 2002. The 2003 stock-based compensation primarily related to a modification in employee option agreements, which allowed the option holders to elect to be paid in cash for the modified options based on the fair value of those options. Crosstex Energy, Inc. is responsible for paying the intrinsic value of the options for the holders who elect to cash out their options.

        (Profit) on Energy Trading Activities.    The profit on energy trading was $0.6 million for the quarter ended September 30, 2003 compared to $0.2 million for the quarter ended September 30, 2002, an increase of $0.4 million. Included in these amounts were realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $0.6 million in the third quarter of 2003 and $0.5 million in the third quarter of 2002. In addition, losses of $0.3 million relating primarily to options bought and/or sold in the management of the Partnership's Enron position were booked in 2002.

        Depreciation and Amortization.    Depreciation and amortization expense was $4.0 million for the quarter ended September 30, 2003 compared to $2.2 million for the quarter ended September 30, 2002, an increase of $1.9 million, or 87%. The increase is primarily due to an increase in fixed assets of $217 million from September 30, 2002 to September 30, 2003 (including the June 2003 acquisition of assets from Duke Energy Field Services).

        Interest Expense.    Interest expense was $1.3 million for the quarter ended September 30, 2003 compared to $0.7 million for the quarter ended September 30, 2002, an increase of $0.6 million, or 88%. The increase is due to a additional bank debt needed to fund the DEFS acquisition until proceeds from the follow-on offering were received and used to pay down bank indebtedness in September 2003.

        Net Income (Loss).    Net income (loss) for the quarter ended September 30, 2003 was $3.9 million compared to $1.5 million for the quarter ended September 30, 2002, an increase of $2.4 million. This increase is primarily due to the increase in gross margin of $8.4 million partially offset by increases in operating expenses ($2.8 million), stock-based compensation expense ($1.5 million) and depreciation and amortization ($1.9 million).

  Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Revenues.    Midstream revenues were $747.3 million for the nine months ended September 30, 2003 compared to $311.5 million for the nine months ended September 30, 2002, an increase of $435.8 million, or 140%. This increase is primarily due to an increase in natural gas prices from an average NYMEX settlement price was $5.51 per MMBtu for the first nine months of 2003 compared to $2.97 per MMBtu in the first nine months of 2002, which caused a $259.5 million increase in revenues. Additional revenue of $119.6 million was generated by the DEFS assets ($45.0 million) and the Vanderbilt system ($74.6 million), which were not in operation in the first nine months of 2002. Additional increases in revenue of $69.0 million was generated at Gregory Gathering, Gregory Processing, CCNG Transmission, and Arkoma gathering due to new volumes into the systems from producer drilling and additional sales volumes from new markets. These increases were partially offset by a decrease in revenue of $20.5 million at the Gulf Coast system due to a decrease in volume.

        Treating revenues were $15.8 million for the nine months ended September 30, 2003 compared to $10.6 million in the same period in 2002, an increase of $5.2 million, or 48%. Increases in the price of natural gas contributed $3.3 million of the increase, $2.7 million of the increase was due to 23 new plants placed in service, and $0.9 million increase was due to volume increases at two plants. This increase was partially offset by volume decreases at two plants, which reduced revenue by $0.8 million and the removal of 10 plants from service which reduced revenue by $0.9 million.

        Purchased Gas Costs.    Midstream purchased gas costs were $715.5 million for the nine months ended September 30, 2003 compared to $294.0 million for the nine months ended September 30, 2002, an increase of $421.5 million, or 143%. Costs increased by $252.1 million due to the increase in natural gas prices. In addition, costs of $116.7 million were generated by the DEFS assets ($40.5 million) and the Vanderbilt system ($71.2 million) that were not in operation in the first nine months of 2002. Additional costs were generated at Gregory Gathering, Gregory Processing, CCNG Transmission, and Arkoma gathering of $76.8 million due to new volumes into the systems from producer drilling and to fulfill new market demands. These increases in costs were partially offset by a decrease in purchased gas costs of $19.1 million at the Gulf Coast system due to a decrease in volume.

        Treating purchased gas costs were $6.3 million for the nine months ended September 30, 2003 compared to $4.0 million in the comparable period in 2002, an increase of $2.3 million, or 58%. The increase in natural gas prices resulted in a $3.0 million increase, which was partially offset by a decrease in treating volumes at two volume sensitive plants.

        Operating Expenses.    Operating expenses were $12.0 million for the nine months ended September 30, 2003, compared to $7.7 million for the nine months ended September 30, 2002, an increase of $4.3 million, or 55%. The increase was primarily due to the incorporation of the DEFS assets and the initiation of service from the Vanderbilt system, the Hallmark lateral, and new treating plants in service.

        General and Administrative Expenses.    General and administrative expenses were $5.1 million for the nine months ended September 30, 2003 compared to $6.2 million for the nine months ended September 30, 2002, a decrease of $1.1million, or 18%. The decrease was due to the $6 million annual general and administrative cap in the twelve month period ending December 2003, per the partnership agreement. Had the cap not been in place, general and administrative expenses would have been $7.2 million for the nine months ended September 30, 2003.

        Stock-based Compensation.    Stock-based compensation was $4.6 million for the nine months ended September 30, 2003, compared to $33,000 in the same period of 2002. This stock-based compensation primarily related to a modification in employee option agreements, which allowed the option holders to elect to be paid in cash for the modified options based on the fair value of those options. Crosstex Energy, Inc. is responsible for paying the intrinsic value of the options for the holders who elect to cash out their options.

        Impairments.    There was no impairment expense in the first nine months 2003 compared to $3.2 million in the first nine months of 2002. Intangible assets were booked associated with the contract values of certain treating plants and other assets in conjunction with the Yorktown investment in

May 2000. Impairment charges in the first nine months of 2002 were associated with intangible contract values at two specific treating plants. These two plants are still working at the location where they were sited at the time of the Yorktown investment, but had experienced declines in cash flows at the time the impairment charges were taken.

        (Profit) Loss on Energy Trading Activities.    The profit on energy trading was $1.5 million for the nine months ended September 30, 2003 compared to $2.9 million for the nine months ended September 30, 2002, a decrease of $1.4 million. Included in these amounts were realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $1.9 million in the first nine months of 2003 and $1.4 million in the first nine months of 2002. In addition, gains of $1.5 million relating primarily to options bought and/or sold in the management of the Partnership's Enron position were booked in 2002.

        Depreciation and Amortization.    Depreciation and amortization expense was $9.1 million for the nine months ended September 30, 2003 compared to $6.0 million for the nine months ended September 30, 2002, an increase of $3.1 million, or 50%. The increase is primarily due to an increase in fixed assets of $217 million from September 30, 2002 to September 30, 2003 (including the acquisition of assets from Duke Energy Field Services which was completed on June 30, 2003).

        Interest Expense.    Interest expense was $2.2 million for the nine months ended September 30, 2003 compared to $2.4 million for the nine months ended September 30, 2002, a decrease of $0.2 million, or 8%. The decrease is due to a reduction in bank debt from the proceeds of the initial public offering.

        Other Income (Expense).    Other income (expense) includes costs associated with a lawsuit settlement of $0.1 million offset by income from affiliated partnerships

        Net Income (Loss).    Net income for the nine months ended September 30, 2003 was $9.7 million compared to $1.5 million for the nine months ended September 30, 2002, an increase of $8.2 million. The principal reasons for this increase were an increase in gross margin of $17.1 million and an absence of impairments in 2003 as compared to impairments of $3.2 million in 2002, offset principally by increases in stock based compensation ($4.6 million), operating expenses ($4.3 million) and depreciation and amortization expense ($3.0 million).

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

        Management's Use of Estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

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

Liquidity and Capital Resources

        Cash Flows.    Net cash provided by operating activities was $28.1 million and $15.1 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by operating activities in 2003 increased principally due to higher income before non-cash expenses (depreciation, amortization, impairments and non-cash stock-based compensation) of $12.6 million.

        Net cash used in investing activities was $98.6 million and $12.7 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities during 2003 related to the Duke acquisition ($68.1 million) as well as internal growth projects, and during 2002 primarily related to internal growth projects. The primary internal growth projects referred to for the 2003 nine-month period were the Gregory plant expansion, improvements to the Vanderbilt system, and buying, refurbishing and installing treating plants. The main projects in the 2002 period were the purchase and connection of the Hallmark system, the Calpine interconnect and a line extension at the Gregory plant.

        Net cash provided by (used in) financing activities was $69.3 million and ($2.8) million for the nine months ended September 30, 2003 and 2002, respectively. Financing activities in 2003 relate principally to the funding of the Duke assets acquisition. Financing activities during 2002 primarily represented funding or refunding of the partnership's debt and working capital needs.

        September 2003 Sale of Common Units.    In September 2003, the Partnership completed a public offering of 1,725,000 common units at $35.97 per common units. The Partnership received net proceeds of approximately $59.1 million, including an approximate $1.3 million capital contribution by its general partner. The net proceeds were used to repay borrowings outstanding under the bank credit facility of our operating partnership.

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

        Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. In addition, we are currently expanding the capacity of our Gregory processing plant by 60,000 Mcf/d at an estimated cost of approximately $7.0 million.

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

Description of Indebtedness

        Bank Credit Facility.    In June 2003 our operating partnership, Crosstex Energy Services, L.P., entered into a $100 million senior secured credit facility with Union Bank of California, N.A. (as a lender and as administrative agent) and other lenders which was increased to $120 million in October 2003, consisting of the following two facilities:

  •
  a $70.0 million senior secured revolving acquisition facility; and

  •
  a $50.0 million senior secured revolving working capital and letter of credit facility.

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

        The working capital and letter of credit facility will be used for ongoing working capital needs, letters of credit, distributions to partners and general partnership purposes, including future acquisitions and expansions. At September 30, 2003 we had $22.5 million of letters of credit issued under the $50 million working capital and letter of credit facility, leaving approximately $27.5 million available for future issuances of letters of credit and/or cash borrowings. The aggregate amount of borrowings under the working capital and letter of credit facility is subject to a borrowing base requirement relating to the amount of our cash and eligible receivables (as defined in the credit agreement), and there is a $10.0 million sublimit for cash borrowings. This facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the working capital and letter of credit facility may be reborrowed. We will be required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.

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

        The Partnership was in compliance with all debt covenants at December 31, 2002 and September 30, 2003, and expects to be in compliance with debt covenants for the next twelve months.

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

Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2003 or 2002. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after December 15, 2003. The Partnership is evaluating its ownership interests in joint ventures and limited partnerships that are currently accounted for using the equity method of accounting to determine whether FIN No. 46 will require the consolidation of any of these investments.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 2.  Changes in Securities and Use of Proceeds

        In September 2003, Crosstex Energy, L.P. issued 1,725,000 common units in a public offering. Crosstex Energy GP, L.P. contributed $1.3 million in cash to Crosstex Energy, L.P. in conjunction with the issuance in order to maintain its 2.0% general partner interest.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

31.1	Rule 13a-14(a) Certification.
31.2	Rule 13a-14(a) Certification.
32.1	Section 906 Certification.
32.2	Section 906 Certification.
(b)
Reports on Form 8-K

        On July 11, 2003, Crosstex Energy, L.P. filed a Current Report on Form 8-K (dated as of June 30, 2003) relating to the acquisition of assets from Duke Energy Field Services L.P.

        On August 7, 2003, Crosstex Energy, L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2003.

CROSSTEX ENERGY, L.P.
By:	Crosstex Energy GP, L.P., its general partner
	By:	Crosstex Energy GP, LLC, its general partner
		By:	/s/ WILLIAM W. DAVIS William W. Davis, Senior Vice-President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
Financial Statements
CROSSTEX ENERGY, L.P. (Successor to Crosstex Energy Services, Ltd.) Consolidated Balance Sheets (In thousands)
CROSSTEX ENERGY, L.P. (Successor to Crosstex Energy Services, Ltd.) Consolidated Statements of Operations (In thousands, except per share amounts) (Unaudited)
CROSSTEX ENERGY, L.P. (Successor to Crosstex Energy Services, Ltd.) Consolidated Statements of Changes in Partners' Equity Nine months ended September 30, 2003 (In thousands) (Unaudited)
CROSSTEX ENERGY, L.P. (Successor to Crosstex Energy Services, Ltd.) Consolidated Statements of Comprehensive Income (In thousands) (Unaudited)
Crosstex Energy, L.P. (Successor to Crosstex Energy Services, Ltd.) Notes to Consolidated Financial Statements September 30, 2003 (Unaudited)
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures
Controls and Procedures
PART II—OTHER INFORMATION
Legal Proceedings
Changes in Securities
Defaults Upon Senior Securities
Submission of Matters to a Vote
Other Information
Exhibits and Reports
SIGNATURES