Form 10-K/A
period 2003-12-31
CROSSTEX ENERGY LP
filed 2004-08-09
CIK 1179060

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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

CROSSTEX ENERGY, L.P.
FORM 10-K/A
INTRODUCTORY NOTE

        This Amendment No. 1 to annual report on Form 10-K/A ("Form 10-K/A") is being filed to amend our annual report on Form 10-K for the year ended December 31, 2003, which was originally filed on March 10, 2004 ("Original Form 10-K"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of items 6, 7, 8 and 9A of Part II and item 15 of Part IV, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

        In July 2004, we determined that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. As a result of correcting these errors, we have restated our consolidated balance sheets as of December 31, 2002 and 2003, our consolidated statement of operations for the year ended December 31, 2002, our consolidated statements of changes in partners' equity for the years ended December 31, 2002 and 2003, our consolidated statement of comprehensive income for the year ended December 31, 2002 and our consolidated statement of cash flows for the year ended December 31, 2002. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. The net effect of the adjustments resulted in a reduction in net income and comprehensive income for the year ended December 31, 2002 by $1.7 million and a reduction in partners' equity and working capital as of December 31, 2002 and 2003. Please read note 2 to the accompanying consolidated financial statements for a discussion of the adjustments.

        This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include, among others, the events described in our quarterly report on Form 10-Q for the quarter ended March 31, 2004 and the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-K. We will file with the Securities and Exchange Commission an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2004 to reflect changes therein required as a consequence of the adjustments described above.

TABLE OF CONTENTS

DESCRIPTION

Item
PART II
6.	SELECTED FINANCIAL DATA
7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
9A	CONTROLS AND PROCEDURES
PART IV
15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

i

GLOSSARY OF TERMS

        As generally used in the energy industry and in this document, the following terms have the following meanings:

  /d = per day
  Btu = British thermal units
  Mcf = thousand cubic feet
  MMBtu = million British thermal units
  MMcf = million cubic feet

ii

CROSSTEX ENERGY, L.P.

PART II

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

					Crosstex Energy Services, Ltd.(2)
	Crosstex Energy, L.P.
					Four Months Ended April 30, 2000
	Year Ended December 31, 2003(1) (Restated)	Year Ended December 31, 2002(1) (Restated)	Year Ended December 31, 2001	Eight Months Ended December 31, 2000		Year Ended December 31, 1999
	($ in thousands, except per unit amounts)
Statement of Operations Data:
Revenues:
Midstream	$993,140	$437,432	$362,673	$88,008	$3,591	$7,896
Treating	20,523	14,817	24,353	17,392	5,947	9,770

Total revenues	1,013,663	452,249	387,026	105,400	9,538	17,666

Operating costs and expenses:
Midstream purchased gas	946,412	414,244	344,755	83,672	2,746	5,154
Treating purchased gas	7,568	5,767	18,078	14,876	4,731	8,110
Operating expenses	17,692	11,409	7,761	1,796	544	986
General and administrative(3)	6,844	7,513	5,583	2,010	810	2,078
Stock based compensation	5,345	41	—	—	8,802	—
Impairments	—	4,175	2,873	—	—	538
(Profit) loss on energy trading contracts	(1,905)	(1,657)	3,714	(1,253)	(638)	(1,764)
Depreciation and amortization	13,268	7,745	6,101	2,261	522	1,286

Total operating costs and expenses	995,224	449,237	388,865	103,362	17,517	16,388

Operating income (loss)	18,439	3,012	(1,839)	2,038	(7,979)	1,278

Other income (expense):
Interest expense, net	(3,392)	(2,717)	(2,253)	(530)	(79)	(638)
Other income (expense)	179	49	174	115	381	(138)

Total other income (expense)	(3,213)	(2,668)	(2,079)	(415)	302	(776)

Net income (loss)	$15,226	$344	($3,918)	$1,623	($7,677)	$502

Net income (loss) per limited partner unit—basic(4)	$1.78	$0.04	N/A	N/A	N/A	N/A
Net income (loss) per limited partner unit—diluted(4)	$1.75	$0.04	N/A	N/A	N/A	N/A
Distributions per limited partner unit(5)	$2.50	$0.056	N/A	N/A	N/A	N/A
Balance Sheet Data (at period end):
Working capital surplus (deficit)	$(4,572)	$(10,330)	$(2,254)	$5,861	$(4,005)	$(3,483)
Property and equipment, net	203,909	109,948	84,951	37,242	10,540	8,072
Total assets	366,050	233,185	168,376	201,268	45,051	36,497
Long-term debt	60,750	22,550	60,000	22,000	7,000	5,389
Partners' equity	154,610	88,158	41,155	40,354	3,608	3,242
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$46,460	$(5,672)	$(10,244)	$7,741	$7,380	$1,404
Investing activities	(110,289)	(33,240)	(52,535)	(25,643)	(2,849)	(1,342)
Financing activities	62,687	39,868	44,476	36,557	198	(857)
Other Financial Data:
Midstream gross margin	$46,728	$23,188	$17,918	$4,336	$845	$2,742
Treating gross margin	12,955	9,050	6,275	2,516	1,216	1,660

Total gross margin(6)	$59,683	$32,238	$24,193	$6,852	$2,061	$4,402

Operating Data:
Pipeline throughput (MMBtu/d)	626,000	392,000	313,000	104,000	23,000	20,000
Natural gas processed (MMBtu/d)	132,000	86,000	61,000	16,000	31,000	23,000
Treating volumes (MMBtu/d)(7)	90,000	98,000	63,000	36,000	27,000	13,000

(1)
Restated to reflect the correction of clerical errors that resulted in certain reconciling items relating to 2002 not being properly cleared. See Note 2 to the consolidated financial statements. The adjustments resulted in a reduction in net income for the year ended December 31, 2002 by $1.7 million and a reduction in partners' equity and working capital as of December 31, 2002 and 2003 by $1.7 million.

(2)
Crosstex Energy Services, Ltd. is the predecessor to Crosstex Energy, L.P. Results of operations and balance sheet data prior to May 1, 2000 represent historical results of the predecessor to Crosstex Energy Services, Ltd. These results are not necessarily comparable to the results of Crosstex Energy Services, Ltd. subsequent to May 2000 due to the new basis of accounting.

(3)
For the year ended December 31, 2003, the amount for which general partner is entitled to reimbursement from us for allocated general and administrative expenses is limited to $6.0 million. Such limitation does not apply to expenses incurred in connection with acquisitions or business development opportunities evaluated on our behalf.

(4)
Net income (loss) per limited partner unit is not applicable for periods prior to our initial public offering. Net income per unit of $0.04 for the year ended December 31, 2002 represents allocation of our 2002 net income for the period from December 17, 2002 to December 31, 2002.

(5)
2003 distributions include fourth quarter of 2003 distributions of $0.75 per unit paid in February 2004 and 2002 distributions include fourth quarter of 2002 distributions of $0.056 per unit paid in February 2003.

(6)
Gross margin is defined as revenue less related cost of purchased gas.

(7)
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

Restatement

        In July 2004, we determined that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. As a result of these errors and as more fully discussed in the Introductory Note to this Amendment No. 1, certain financial and other information contained herein has been restated to reflect adjustments described in Note 2 to the accompanying consolidated financial statements. Please read Note 2 for a discussion of the adjustments.

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

Period	Volume Hedged (MMBtu per month)	Weighted-Average Price per MMBtu
1st quarter of 2004	90,000	$5.11
2nd quarter of 2004	70,000	4.97
3rd quarter of 2004	30,000	4.85
4th quarter of 2004	30,000	4.85

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

Results of Operations

        Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Year Ended December 31,
	2003	2002 (Restated)	2001
	(dollars in millions)
Midstream revenues	$993.1	$437.4	$362.7
Midstream purchased gas	946.4	414.2	344.8

Midstream gross margin	46.7	23.2	17.9

Treating revenues	20.5	14.8	24.4
Treating purchased gas	7.5	5.8	18.1

Treating gross margin	13.0	9.0	6.3

Total gross margin	$59.7	$32.2	$24.2

Midstream Volumes (MMBtu/d):
Gathering and transportation	626,000	392,000	313,000
Processing	132,000	86,000	61,000
Producer services	259,000	230,000	283,000
Treating Volumes (MMBtu/d)	90,000	98,000	63,000

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Gross Margin.    Midstream gross margin was $46.7 million for the year ended December 31, 2003 compared to $23.2 million (restated) for the year ended December 31, 2002, an increase of $23.5 million, or 101%. The largest increase in gross margin was due to the acquisition of assets from Duke Energy Field Services on June 30, 2003. These assets added gross margin of $9.4 million. The CCNG system had significant growth due to an increase in on-system volume and the addition of the Hallmark lateral, resulting in an increase in margin of $4.7 million. We acquired the Vanderbilt Gathering system on December 31, 2002; this system added gross margin of $4.4 million. Gregory gathering system and Gregory processing plant had increased margin of $2.6 million. These systems had significant growth in volume due to producer drilling activity in the area, to which we responded with the Gregory plant expansion during 2003. The Gulf Coast system had increased margin of $1.2 million despite the fact that volumes declined. The reason for the decline in volumes was because we sourced two markets from Vanderbilt the last half of 2003 that were previously sourced from the Gulf Coast system. We had an increase in volume and increase in margin due to a large customer taking gas from our system for 12 months in 2003 and only 6 months in 2002, and we had increased margin due to renegotiation of producer contracts. The Arkoma system also had increased volume, creating an increase in margin of $0.8 million.

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

        (Profit) Loss on Energy Trading Activities.    The profit on energy trading activities was $1.9 million for the year ended December 31, 2003 compared to $1.7 million (restated) for the year ended December 31, 2002, an increase of $0.2 million, or 12%. Included in these amounts are realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $2.2 million in 2003 and $1.8 million in 2002, an increase of $0.4 million, or 22%. This increase is primarily due to an increase in our producer services volumes. In addition, losses of $0.3 million and $0.1 million (restated) relating primarily to options bought and/or sold in the management of the company's Enron position were booked in 2003 and 2002, respectively.

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

        Net Income (Loss).    Net income for the year ended December 31, 2003 was $15.2 million compared to $0.3 million (restated) for the year ended December 31, 2002, an increase of $14.9 million. This was generally the result of the increase in gross margin of $27.5 million from

2002 to 2003, offset by increases in ongoing cash costs for operating expenses and interest expense as discussed above. Non-cash charges for depreciation and amortization expenses and stock based compensation also increased.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Gross Margin.    Midstream gross margin was $23.2 million (restated) for the year ended December 31, 2002 compared to $17.9 million for the year ended December 31, 2001, an increase of $5.3 million, or 30%. The Corpus Christi system, the Gregory gathering system and the Gregory processing plant were acquired in May 2001. The gross margin from these assets for the 12-month period of 2002 exceeded that of the 8-month period in 2001 by $6.9 million. This was offset by lower margin of $0.8 million at the Arkoma system and $0.4 million at the Gulf Coast system due to lower prices in 2002.

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

        (Profit) Loss on Energy Trading Activities.    The profit on energy trading activities was $1.7 million (restated) for the year ended December 31, 2002 compared to a loss of $3.7 million for the year ended December 31, 2001, an increase of $5.4 million. Included in these amounts are realized margins on delivered volumes in the producer services "off-system" gas marketing operations of $1.8 million in 2002 and $1.9 million in 2001. This variance is primarily due to the $5.7 million reserve booked in 2001 against the company's Enron receivable due to Enron Corporation's December 2001 bankruptcy.

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

        Interest Expense.    Interest expense was $2.7 million for the year ended December 31, 2002 compared to $2.3 million for the year ended December 31, 2001, an increase of $0.4 million, or 21%. The increase relates primarily to bank debt incurred in the acquisitions of the CCNG assets in May 2001, offset by lower interest rates.

        Net Income (Loss).    Net income (loss) for the year ended December 31, 2002 was $0.3 million (restated) compared to ($3.9) million for the year ended December 31, 2001, an increase of $4.2 million. Gross margin increased by $8.0 million from 2001 to 2002, offset by increases in ongoing cash costs for operating expenses, general and administrative expenses, and interest expense as discussed above. Non-cash charges for depreciation and amortization expenses and for impairment expense also increased, offset by the gain on energy trading activities.

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

Liquidity and Capital Resources

        Cash Flows.    Net cash provided by operating activities was $46.5 million for the year ended December 31, 2003 compared to cash used by operations of $5.7 million for the year ended December 31, 2002. Income before non-cash income and expenses was $33.6 million in 2003 and $12.3 million (restated) in 2002. Changes in working capital provided $12.8 million in cash flows from operating activities in 2003 and used $18.0 million (restated) in cash flows from operating activities in 2002. Income before non-cash income and expenses increased between years primarily due to asset acquisitions as discussed in "Results of Operations—Year Ended December 31, 2003 compared to year ended December 31, 2002." Changes in working capital provided $12.8 million in cash flows in 2003 primarily due to $3.5 million in prepayments by certain customers in December 2003 combined with $3.8 million due to delays in collecting from a few large customers in December 2002 until January 2003. In addition, property cost accruals increased by approximately $1.5 million due to an increase in capital projects late in 2003 as compared to 2002. The remaining changes in working capital were due to timing of receipts and disbursements in the ordinary course of business.

        Net cash used in investing activities was $110.3 million and $33.2 million for the year ended December 31, 2003 and 2002, respectively. Net cash used in investing activities during 2003 related to the Duke acquisition ($68.1 million) as well as internal growth projects, and during 2002 primarily related to internal growth projects and the acquisitions of the Vanderbilt system ($12.0 million) and the Hallmark Lateral ($2.3 million). The primary internal growth projects referred to during 2003 were the Gregory plant expansion ($7.4 million), improvements to the Vanderbilt system ($4.7 million), and buying, refurbishing and installing treating plants ($9.9 million). The main projects in the 2002 period were the acquisition and connection of the Hallmark system ($4.3 million), the Calpine interconnect ($1.1 million), buying, refurbishing and installing treating plants ($7.3 million), and a line extension at the Gregory plant ($0.9 million).

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

Disclosure Regarding Forward-Looking Statements

        This report on Form 10-K/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. In addition to specific uncertainties discussed elsewhere in this Form 10-K, the following risks and uncertainties may affect our performance and results of operations:

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

Item 8. Financial Statements and Supplementary Data

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-42 and S-1 of this Report and are incorporated herein by reference.

Item 9A. Controls And Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the extent and in the case described in the following paragraph, our disclosure controls and procedures were not effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        In July 2004, we determined during the course of internal reviews that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. We identified these errors and promptly brought them to the attention of our audit committee and auditors. As a result of correcting these errors, in this annual report on Form 10-K/A, we have restated our consolidated balance sheets as of December 31, 2002 and 2003, our consolidated statement of operations for the year ended December 31, 2002, our consolidated statements of changes in partners' equity for the years ended December 31, 2002 and 2003, our consolidated statement of comprehensive income for the year ended December 31, 2002 and our consolidated statement of cash flows for the year ended December 31, 2002. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. These errors resulted from a deficiency in the procedures to reconcile the detail accounts receivable and accounts payable subledgers to the general ledger. Our independent auditors, KPMG LLP, have reviewed these matters and advised our Audit Committee that the deficiency constituted a material weakness as defined in Statements of Auditing Standards No. 60. In light of the discovery of these errors, we have implemented new procedures for reconciling subledgers to the general ledger and disposition and resolution of reconciling items on a timely basis. Management believes that controls are now in place to ensure that similar errors do not occur again.

        There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
21.1*	—	List of Subsidiaries
23.1**	—	Consent of Independent Registered Public Accounting Firm.
31.1**	—	Certification of the principal executive officer.
31.2**	—	Certification of the principal financial officer.
32.1**	—	Certification of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*
Previously filed.

**
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2004.

CROSSTEX ENERGY, L.P.
By:	Crosstex Energy GP, L.P., its general partner
By: Crosstex Energy GP, LLC, its general partner
By: /s/ BARRY E. DAVIS Barry E. Davis, President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As explained in note 3 to the consolidated financial statements, effective January 1, 2001, the Partnership changed its method of accounting for derivatives. Also, as explained in note 3 to the consolidated financial statements, effective January 1, 2002, the Partnership changed its method of amortizing goodwill.

        As discussed in note 2 to the accompanying consolidated financial statements, the accompanying balance sheets as of December 31, 2003 and 2002, the consolidated statements of changes in partners' equity for the years ended December 31, 2003 and 2002 and the consolidated statements of operations, cash flows and comprehensive income for the year ended December 31, 2002 have been restated.

/s/ KPMG LLP
Dallas, Texas February 26, 2004 except as to note 2, which is as of July 28, 2004

CROSSTEX ENERGY, L.P.

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands)

	2003 (Restated)	2002 (Restated)
Assets
Current assets:
Cash and cash equivalents	$166	$1,308
Accounts receivable:
Trade	10,238	27,049
Accrued revenues	124,517	78,500
Imbalances	447	79
Related party	1,618	—
Note receivable	535	—
Other	2,588	637
Fair value of derivative assets	4,080	2,947
Prepaid expenses and other	1,979	1,225

Total current assets	146,168	111,745

Property and equipment:
Transmission assets	99,650	50,391
Gathering systems	27,990	22,624
Gas plants	87,140	39,475
Other property and equipment	3,743	2,754
Construction in process	9,863	6,935

Total property and equipment	228,386	122,179
Accumulated depreciation	(24,477)	(12,231)

Total property and equipment, net	203,909	109,948

Fair value of derivative assets	—	155
Intangible assets, net	5,366	5,340
Goodwill, net	4,873	4,873
Investment in limited partnerships	2,560	346
Other assets, net	3,174	778

Total assets	$366,050	$233,185

Liabilities and Partners' Equity
Current liabilities:
Drafts payable	$10,446	$27,546
Accounts payable	6,325	10,740
Accrued gas purchases	119,900	74,912
Accounts payable—related party	448	—
Accrued imbalances payable	212	149
Fair value of derivative liabilities	2,487	4,006
Current portion of long-term debt	50	50
Other current liabilities	10,872	4,672

Total current liabilities	150,740	122,075

Long-term debt	60,700	22,500
Fair value of derivative liabilities	—	452
Partners' equity:
Common unit-holders (4,358,000 and 2,633,000 units issued and outstanding at December 31, 2003 and 2002, respectively)	116,780	57,561
Subordinated unit-holders (4,667,000 units issued and outstanding at December 31, 2003 and 2002)	33,593	30,790
General partner interest (2% interest with 184,000 and 149,000 equivalent units outstanding at December 31, 2003 and 2002, respectively)	2,854	983
Accumulated other comprehensive income (loss)	1,383	(1,176)

Total partners' equity	154,610	88,158

Total liabilities and partners' equity	$366,050	$233,185

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Operations

(In thousands, except per unit amounts)

	Years ended December 31,
	2003	2002 (Restated)	2001
Revenues:
Midstream	$993,140	$437,432	$362,673
Treating	20,523	14,817	24,353

Total revenues	1,013,663	452,249	387,026

Operating costs and expenses:
Midstream purchased gas	946,412	414,244	344,755
Treating purchased gas	7,568	5,767	18,078
Operating expenses	17,692	11,409	7,761
General and administrative	6,844	7,513	5,583
Stock based compensation	5,345	41	—
Impairments	—	4,175	2,873
(Profit) loss on energy trading activities	(1,905)	(1,657)	3,714
Depreciation and amortization	13,268	7,745	6,101

Total operating costs and expenses	995,224	449,237	388,865

Operating income (loss)	18,439	3,012	(1,839)
Other income (expense):
Interest expense, net	(3,392)	(2,717)	(2,253)
Other income	179	49	174

Total other income (expense)	(3,213)	(2,668)	(2,079)

Net income (loss)	$15,226	$344	$(3,918)

Allocation of 2002 net income:
Net income for the period from January 1, 2002 to December 16, 2002	—	$24	—
Net income for the period from December 17, 2002 to December 31, 2002	—	320	—

Net income	—	$344	—

General partner interest in net income for the period from December 17, 2002 to December 31, 2002 and for the year ended December 31, 2003	$1,240	$6	—

Limited partners' interest in net income for the period from December 17, 2002 to December 31, 2002 and for the year ended December 31, 2003	$13,986	$314	—

Net income per limited partners' unit:
Basic	$1.78	$0.04	—

Diluted	$1.75	$0.04	—

Weighted average limited partners' units outstanding
Basic	7,876	7,300	—

Diluted	7,980	7,310	—

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners' Equity

Years ended December 31, 2003 (Restated), 2002 (Restated) and 2001

(In thousands)

		Crosstex Energy L.P.
	Crosstex Energy Services, Ltd. Partners' equity
		Common units	Subordinated units	General partner interest	Accumulated other comprehensive income	Total
Balance, December 31, 2000	$40,354	$—	$—	$—	$—	$40,354
Capital contributions	5,019	—	—	—	—	5,019
Distributions	(442)	—	—	—	—	(442)
Net loss	(3,918)	—	—	—	—	(3,918)
Cumulative adjustment from adoption of accounting standard	—	—	—	—	(1,006)	(1,006)
Hedging gains or losses reclassified to earnings	—	—	—	—	1,006	1,006
Adjustment in fair value of derivatives	—	—	—	—	142	142

Balance, December 31, 2001	41,013	—	—	—	142	41,155
Assets not contributed to Crosstex Energy, L.P.	(3,754)	—	—	—	—	(3,754)
Capital contributions	14,000	—	—	—	—	14,000
Stock based compensation	41	—	—	—	—	41
Net income from January 1, 2002 through December 16, 2002 (restated)	24	—	—	—	—	24
Distributions	(2,500)	—	—	—	—	(2,500)
Transfer of equity in accordance with initial public offering	(48,824)	17,258	30,589	976	—	—
Net proceeds from initial public offering	—	40,190	—	—	—	40,190
Net income from December 17, 2002 through December 31, 2002	—	113	201	6	—	320
Hedging gains or losses reclassified to earnings	—	—	—	—	(178)	(178)
Adjustment in fair value of derivatives	—	—	—	—	(1,140)	(1,140)

Balance, December 31, 2002 (restated)	—	57,561	30,790	983	(1,176)	88,158
Net proceeds from issuance of common units	—	57,336	—	—	—	57,336
Capital contributions	—	—	—	1,266	—	1,266
Stock based compensation	—	2,121	3,117	107	—	5,345
Distributions	—	(6,016)	(8,522)	(742)	—	(15,280)
Net income	—	5,778	8,208	1,240	—	15,226
Hedging gains or losses reclassified to earnings	—	—	—	—	4,267	4,267
Adjustment in fair value of derivatives	—	—	—	—	(1,708)	(1,708)

Balance, December 31, 2003 (restated)	$—	$116,780	$33,593	$2,854	$1,383	$154,610

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income

December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002 (Restated)	2001
Net income (loss)	$15,226	$344	$(3,918)
Cumulative adjustment from adoption of accounting standard	—	—	(1,006)
Hedging gains or losses reclassified to earnings	4,020	(178)	1,006
Adjustment in fair value of derivatives	(1,461)	(1,140)	142

Comprehensive income (loss)	$17,785	$(974)	$(3,776)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2003	2002 (Restated)	2001
Cash flows from operating activities:
Net income (loss)	$15,226	$344	(3,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,268	7,745	6,101
Impairments	—	4,175	2,873
Income (loss) on investment in affiliated partnerships	(208)	41	(35)
Non-cash stock based compensation	5,345	41	—
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable and accrued revenue	(33,143)	(47,291)	47,565
Prepaid expenses	(754)	178	(1,566)
Accounts payable, accrued gas purchases, and other accrued liabilities	41,084	31,204	(65,033)
Fair value of derivatives	(208)	(4,669)	4,573
Other	5,850	2,560	(804)

Net cash provided by (used in) operating activities	46,460	(5,672)	(10,244)

Cash flows from investing activities:
Additions to property and equipment	(39,003)	(14,545)	(22,685)
Asset purchases	(68,124)	(18,785)	(30,003)
Additions to other non-current assets	(1,027)	—	—
Distributions from (investments in) affiliated partnerships	(2,135)	90	153

Net cash used in investing activities	(110,289)	(33,240)	(52,535)

Cash flows from financing activities:
Proceeds from borrowings	320,100	384,050	267,131
Payments on borrowings	(281,900)	(421,500)	(229,150)
Drafts payable	(17,100)	25,628	1,918
Debt refinancing costs	(1,735)	—	—
Distribution to partners	(15,280)	(2,500)	(442)
Net proceeds from public equity offerings	57,336	40,190	—
Contribution from partners	1,266	14,000	5,019

Net cash provided by financing activities	62,687	39,868	44,476

Net increase (decrease) in cash and cash equivalents	(1,142)	956	(18,303)
Cash and cash equivalents, beginning of period	1,308	352	18,655

Cash and cash equivalents, end of period	$166	$1,308	$352

Cash paid for interest	$3,388	$2,558	$2,720
Non-cash transactions—stock based compensation	$5,345	$41	—
Assets not contributed to Crosstex Energy, L.P.	—	$3,754	—

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002
(Restated)

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

(2) Restatement of Previously Issued Financial Statements

        In July 2004, we determined that certain clerical errors had occurred in 2002 accounting that resulted in certain reconciling items not being properly cleared from accounts payable, accounts receivable and accrued gas purchases resulting in a decrease in income of $1.7 million. As a result of correcting these errors, we have restated our consolidated statement of operations for the year ended December 31, 2002, our consolidated balance sheets as of December 31, 2003 and 2002, our consolidated statement of cash flows for the year ended December 31, 2002, our consolidated statements of changes in partners' equity for the years ended December 31, 2003 and 2002, and our consolidated statement of comprehensive income for the year ended December 31, 2002.

        The effects of the revisions on our consolidated statement of operations for the year ended December 31, 2002 are summarized in the following table (in thousands):

	Previously Reported	As Restated
Revenues:
Midstream	$437,676	$437,432
Total Revenues	452,493	452,249
Operating Costs and Expenses:
Midstream purchased gas	413,982	414,244
Energy trading activities	(2,703)	(1,657)
Total operating costs and expenses	447,929	449,237
Operating Income (loss)	4,564	3,012
Other income (expense):
Other income	155	49
Total other income (expense)	(2,562)	(2,668)
Net income (loss)	$2,002	$344
Allocation of 2002 net income:
Net income for the period from January 1, 2002 to December 16, 2002	$1,682	$24

        The restatement had no impact on net income per limited partners' unit as previously reported, due to the fact that the related errors occurred prior to December 16, 2002.

        The effects of the revisions on our consolidated balance sheets as of December 31, 2003 and 2002 are summarized in the following table (in thousands):

	Previously Reported		As Restated
	2003	2002	2003	2002
Accounts receivable—Trade	9,491	26,302	10,238	27,049
Total current assets	145,421	110,998	146,168	111,745
Total property and equipment, net	203,909	109,948	203,909	109,948
Total assets	365,303	232,438	366,050	233,185
Accounts payable	4,064	8,479	6,325	10,740
Accrued gas purchases	119,756	74,768	119,900	74,912
Total current liabilities	148,335	119,670	150,740	122,075
Long-term debt	60,700	22,500	60,700	22,500
Partners' equity
Common unit-holders (4.358,000 and 2,633,000 units issued and outstanding At December 31, 2003 and 2002, respectively	117,366	58,147	116,780	57,561
Subordinated unit-holders (4,667,000 and issued and outstanding At December 31, 2003 and 2002)	34,632	31,829	33,593	30,790
General partner interest (2% interest with 184,000 and 149,000 equivalent untis outstanding At December 31, 2003 and 2002, respectively	2,887	1,016	2,854	983
Accumulated other comprehensive income	1,383	(1,176)	1,383	(1,176)
Total partner's equity	156,268	89,816	154,610	88,158
Total liabilities and partners' equity	365,303	232,438	366,050	233,185

        The effects of the revisions on our consolidated statement of changes in partners' equity are a decrease to net income from January 1, 2002 through December 16, 2002 by $1.7 million and a corresponding decrease in transfer of equity in accordance with initial public offering of $0.6 million for common unit-holders, $1.0 million for subordinated unit-holders, and $33,000 for general partner interest.

        The effects of the revisions on our consolidated statement of cash flows for the year ended December 31, 2002 are summarized in the following table (in thousands):

	Previously Reported	As Restated
Net income (loss)	$2,002	$344
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable and accrued revenue	(46,544)	(47,291)
Accounts payable, accrued gas purchases, and other accrued liabilities	28,799	31,204
Net cash provided by (used in) operating activities	(5,672)	(5,672)
Net cash provided by (used in) investing activities	(33,240)	(33,240)
Net cash provided by (used in) financing activities	39,868	39,868

        There was no net impact on cash flows due to the restatement.

        The effects of the revisions on our consolidated statement of comprehensive income for the year ended December 31, 2002 are summarized in the following table (in thousands):

	Previously Reported	As Restated
Net income (loss)	$2,002	$344
Hedging gains or losses reclassified to earnings	(178)	(178)
Adjustment in fair value of derivatives	(1,140)	(1,140)

Comprehensive income	$684	$(974)

        The segment information in note 14 and the quarterly financial data in note 15 have been restated to reflect the impact of the correction of the clerical errors.

(3) Significant Accounting Policies

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

        Margins earned on settled contracts from its producer services activities included in profit (loss) on energy trading contracts in the consolidated statement of operations was $2,231,000, $1,791,000 and $1,946,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        Had compensation cost for the Partnership been determined based on the fair value at the grant date for awards in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Partnership's net income (loss) would have been as follows (in thousands, except per unit amounts):

	Year ended December 31,
	2003	2002 (Restated)	2001
Net income, as reported and restated	$15,226	$344	$(3,918)
Add: Stock-based employee compensation expense included in reported net income	5,345	41	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,594)	(328)	(226)

Pro forma net income	$14,977	$57	$(4,144)

Year ended December 31, 2003
Net income per limited partner unit, as reported:
Basic	$1.78
Diluted	$1.75
Pro forma net income per limited partner unit:
Basic	$1.74
Diluted	$1.72

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

(4) Significant Asset Purchases and Acquisitions

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

        Intangible assets relate to customer relationships and will be amortized over seven years. Operating results for the DEFS assets are included in the Statements of Operations since June 30, 2003. Unaudited pro forma results of operations as if the acquisition from DEFS had been acquired on January 1, 2002 are as follows (in thousands, except per unit amounts):

	Years Ended December 31,
	2003	2002 (Restated)
Revenue	$1,119,985	$589,504
Net income	16,216	2,346
Net income per limited partner unit	$1.90	—

(5) Investment in Limited Partnerships and Note Receivable

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

(6) Long-Term Debt

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

        The acquisition facility will be used to finance the acquisition and development of gas gathering, treating, and processing facilities, as well as general partnership purposes. At December 31, 2003, $20.0 million was outstanding under the acquisition facility, leaving approximately $50.0 million available for future borrowings. The acquisition facility will mature in June 2006, at which time it will terminate and all outstanding amounts shall be due and payable. Amounts borrowed and repaid under the acquisition credit facility may be re-borrowed.

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

(7) Partners' Capital

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

(8) Retirement Plans

        The Partnership sponsors a single employer 401(k) plan for employees who become eligible upon the date of hire. The Partnership, as stated within the plan document, will make discretionary contributions at the end of the year. Contributions for the years ended December 31, 2003, 2002 and 2001 totaled $259,000, $198,000 and $116,000, respectively.

(9) Employee Incentive Plans

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

        The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the year ended December 31, 2003 and for the period December 17, 2002 through December 31, 2002 (in thousands, except per unit amounts):

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

(10) Fair Value of Financial Instruments

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

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Restated)		(Restated)
	(in thousands)
Cash and cash equivalents	$166	$166	$1,308	$1,308
Trade accounts receivable and accrued revenues	134,775	134,775	105,549	105,549
Fair value of derivative assets	4,080	4,080	3,102	3,102
Accounts payable, drafts payable and accrued gas purchases	136,671	136,671	113,198	113,198
Long-term debt	60,750	60,750	22,550	22,550
Fair value of derivative liabilities	2,278	2,278	4,458	4,458

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

(11) Derivatives

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

(12) Transactions with Related Parties

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

(13) Commitments and Contingencies

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

(14) Segment Information

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

	Midstream	Treating	Totals
	(in thousands)
Year ended December 31, 2003 (restated):
Sales to external customers	$993,140	$20,523	$1,013,663
Inter-segment sales	6,893	(6,893)	—
Interest expense	(3,323)	(69)	(3,392)
Stock-based compensation	4,276	1,069	5,345
Depreciation and amortization	10,326	2,942	13,268
Segment profit (loss)	13,049	2,177	15,226
Segment assets (restated)	323,527	42,523	366,050
Capital expenditures	28,728	10,275	39,003
Year ended December 31, 2002 (restated):
Sales to external customers (restated)	$437,432	$14,817	$452,249
Inter-segment sales	4,073	(4,073)	—
Interest expense	(2,327)	(390)	(2,717)
Impairments	—	4,175	4,175
Depreciation and amortization	5,738	2,007	7,745
Segment profit (loss) (restated)	1,613	(1,269)	344
Segment assets (restated)	199,803	33,382	233,185
Capital expenditures	11,154	3,391	14,545
Year ended December 31, 2001:
Sales to external customers	$362,673	$24,353	$387,026
Inter-segment sales	10,633	(10,633)	—
Interest expense	1,840	413	2,253
Impairments	2,873	—	2,873
Depreciation and amortization	4,534	1,567	6,101
Segment profit (loss)	(4,607)	689	(3,918)
Segment assets	137,303	31,073	168,376
Capital expenditures	6,484	16,201	22,685

(15) Quarterly Financial Data (Unaudited)

        Summarized un-audited quarterly financial data is presented below.

Previously Reported:

	First	Second	Third	Fourth	Total
	(in thousands, except per unit amounts)
2003
Revenues	$250,570	$229,252	$283,198	$250,643	$1,013,663
Operating income	1,204	5,479	5,158	6,598	18,439
Net income (loss)	832	4,975	3,888	5,531	15,226
Earnings per common unit-basic	$0.11	$0.66	$0.44	$0.56	$1.80
Earnings per common unit-diluted	$0.11	$0.65	$0.43	$0.54	$1.77
2002
Revenues	$80,993	$126,480	$114,611	$130,409	$452,493
Operating income(4)	4,681	5,468	6,182	5,945	22,276
Net income (loss)	(252)	224	1,485	545	2,002

As Restated(3):

	First		Second	Third	Fourth		Total
2003
Revenues	$250,570		$229,252	$283,198	$250,643		$1,013,663
Operating income	1,204		5,479	5,158	6,598		18,439
Net income (loss)	832		4,975	3,888	5,531		15,226
Earnings per common unit-basic	$0.11		$0.66	$0.44	$0.56		$1.80
Earnings per common unit-diluted	$0.11		$0.65	$0.43	$0.54		$1.77
2002
Revenues	$80,811		$126,418	$114,611	$130,409		$452,249
Operating income	137		(26)	2,120	781		3,012
Net income (loss)	(626	)(1)	(988)	1,485	473	(1)(2)	344

(1)
Included in the 2002 first and fourth quarter results are impairment charges of $3.2 million and $1.0 million, respectively, principally related to the impairment of certain intangibles related to gas plants.
(2)
Earnings per basic and diluted common unit was $0.04 for the period from December 17, 2002 (date of initial public offering) through December 31, 2002.
(3)
Restated to reflect the correction of clerical errors that resulted in certain reconciling items relating to 2002 not being properly cleared. See Note 2 to the consolidated financial statements. The adjustments resulted in a reduction in net income for the year ended December 31, 2002 by $1.7 million and a reduction in partners' equity as of December 31, 2002 and 2003 by $1.7 million.
(4)
As previously reported, operating income was calculated as total revenues less purchased gas costs and operating expenses. As restated, these numbers reflect those shown on the operating (loss) income line on the consolidated statement of operations, to conform with the 2003 presentation.

(16) Subsequent Event (Unaudited)

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