Form 10-Q/A
period 2004-03-31
CROSSTEX ENERGY LP
filed 2004-08-10
CIK 1179060

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

CROSSTEX ENERGY, L.P.
FORM 10-Q/A
INTRODUCTORY NOTE

        This Amendment No. 1 to quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, which was originally filed on May 7, 2004 ("Original Form 10-Q"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of items 1 and 4 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

        In July 2004, we determined that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. As a result of correcting these errors, we have restated our consolidated balance sheets as of December 31, 2003 and March 31, 2004 and our consolidated statements of changes in partners' equity as of March 31, 2004 and December 31, 2003. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. The net effect of the adjustments resulted in a reduction in partners' equity and working capital as of December 31, 2003 and March 31, 2004 by $1.7 million. Please read note 2 to the accompanying consolidated financial statements for a discussion of the adjustments.

        This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include, among others, the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-Q.

TABLE OF CONTENTS

Item		Page
	DESCRIPTION
PART I—FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS	3
4.	CONTROLS AND PROCEDURES	21
PART II—OTHER INFORMATION
6.	EXHIBITS AND REPORTS ON FORM 8-K	22

CROSSTEX ENERGY, L.P.

Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2004 (Restated)	December 31, 2003 (Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$959	$166
Accounts receivable:
Trade	12,937	10,238
Accrued revenues	125,504	124,517
Imbalances	378	447
Related party	2,093	1,618
Note receivable	747	535
Other	2,807	2,588
Fair value of derivative assets	6,118	4,080
Prepaid expenses and other	1,875	1,979

Total current assets	153,418	146,168

Property and equipment:
Transmission assets	109,952	99,650
Gathering systems	27,825	27,990
Gas plants	90,875	87,140
Other property and equipment	3,842	3,743
Construction in process	7,927	9,863

Total property and equipment	240,421	228,386
Accumulated depreciation	(28,497)	(24,477)

Total property and equipment, net	211,924	203,909

Intangible assets, net	5,126	5,366
Goodwill, net	4,873	4,873
Investment in limited partnerships	430	2,560
Other assets, net	2,829	3,174

Total assets	$378,600	$366,050

Liabilities and Partners' Equity
Current liabilities:
Drafts payable	$17,914	$10,446
Accounts payable	10,074	6,325
Accrued gas purchases	119,684	119,900
Accounts payable—related party	—	448
Accrued imbalances payable	212	212
Fair value of derivative liabilities	3,406	2,487
Current portion of long-term debt	50	50
Other current liabilities	7,585	10,872

Total current liabilities	158,925	150,740

Long-term debt	62,700	60,700
Minority interest in subsidiary	2,285	—
Partners' equity:
Common unit-holders (8,747,326 and 8,716,000 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively)	116,148	116,780
Subordinated unit-holders (9,334,000 units issued and outstanding at March 31, 2004 and December 31, 2003)	32,587	33,593
General partner interest (2% interest with 369,000 and 368,000 equivalent units outstanding at March 31, 2004 and December 31, 2003, respectively)	3,273	2,854
Accumulated other comprehensive income (loss)	2,682	1,383

Total partners' equity	154,690	154,610

Total liabilities and partners' equity	$378,600	$366,050

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

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners' Equity
Three Months ended March 31, 2004
(In thousands)

(Unaudited)

	Common units	Subordinated units	General partner interest	Accumulated other comprehensive income	Total
Balance, December 31, 2003 (previously reported)	$117,366	$34,632	$2,887	$1,383	$156,268
Restatement adjustments	(586)	(1,039)	(33)	—	(1,658)
Balance, December 31, 2003 (restated)	$116,780	$33,593	$2,854	$1,383	$154,610
Stock based compensation	83	88	38	—	209
Distributions	(3,280)	(3,500)	(667)	—	(7,447)
Net income	2,252	2,406	1,048	—	5,706
Proceeds from exercise of stock options	313	—	—	—	313
Hedging gains or losses reclassified to earnings	—	—	—	(741)	(741)
Adjustment in fair value of derivatives	—	—	—	2,040	2,040

Balance, March 31, 2004 (restated)	$116,148	$32.587	$3,273	$2,682	$154,690

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

(2) Restatement of Previously Issued Financial Statements

        In July 2004, we determined that certain clerical errors had occurred in 2002 accounting that resulted in certain reconciling items not being properly cleared from accounts payable, accounts receivable and accrued gas purchases resulting in a decrease in income of $1.7 million. As a result of correcting these errors, we have restated our consolidated balance sheets as of March 31, 2004 and December 31, 2003 and our consolidated statements of changes in partners' equity as of March 31, 2004 and December 31, 2003.

        The effects of the revisions on our consolidated balance sheets as of March 31, 2004 and December 31, 2003 are summarized in the following table (dollars in thousands):

	Previously Reported		As Restated
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Accounts Receivable—Trade	$12,190	$9,491	$12,937	$10,238
Total current assets	152,671	145,421	153,418	146,168
Total property and equipment, net	211,924	203,909	211,924	203,909
Total assets	377,853	365,303	378,600	366,050
Accounts payable	7,813	4,064	10,074	6,325
Accrued gas purchases	119,540	119,756	119,684	119,900
Total current liabilities	156,520	148,335	158,925	150,740
Long-term debt	62,700	60,700	62,700	60,700
Partners' equity
Common unit-holders (8,747,326 and 8,716,000 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively)	116,734	117,366	116,148	116,780
Subordinated unit-holders (9,334,000 and issued and outstanding at March 31, 2004 and December 31, 2003)	33,626	34,632	32,587	33,593
General partner interest (2% interest with 369,000 and 368,000 equivalent units outstanding at March 31 2004 and December 31, 2003, respectively)	3,306	2,887	3,273	2,854
Accumulated other comprehensive income	2,682	1,383	2,682	1,383
Total partner's equity	156,348	156,268	154,690	154,610
Total liabilities and partners' equity	377,853	365,303	378,600	366,050

        The effects of the revisions on our consolidated statement of changes in partners' equity are a decrease to net income of $1.7 million and a corresponding decrease in transfer of equity in accordance with initial public offering of $0.6 million for common unit-holders, $1.0 million for subordinated unit-holders, and $33,000 for general partner interest.

        There was no impact on cash flows due to the restatement.

        The segment information in note 10 has been restated to reflect the impact of the correction of the clerical errors.

(3) Significant Asset Purchases and Acquisitions

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

(5) Long-Term Debt

        As of March 31, 2004 and December 31, 2003, long-term debt consisted of the following (dollars in thousands):

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

(7) Derivatives

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

(8) Transactions with Related Parties

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

(9) Commitments and Contingencies

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

(10) Segment Information

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

	Midstream	Treating	Totals
	(in thousands)
Three months ended March 31, 2004:
Sales to external customers	$318,214	$7,144	$325,358
Inter-segment sales	1,425	(1,425)	—
Interest expense	1,131	25	1,156
Stock-based compensation expense	167	42	209
Depreciation and amortization	3,560	858	4,418
Segment profit (loss)	5,348	358	5,706
Segment assets (restated)	333,949	44,651	378,600
Capital expenditures	4,347	3,704	8,051
Three months ended March 31, 2003:
Sales to external customers	$245,315	$5,255	$250,570
Inter-segment sales	1,504	(1,504)	—
Interest expense	401	9	410
Stock-based compensation expense	2,003	501	2,504
Depreciation and amortization	1,820	615	2,435
Segment profit (loss)	398	434	832
Segment assets (restated)	314,189	9,495	323,684
Capital expenditures	2,691	1,923	4,614

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

Item 4. Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the extent and in the case described in the following paragraph, our disclosure controls and procedures were not effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        In July 2004, we determined during the course of internal reviews that, due to clerical errors, certain reconciling items between the detail accounts receivable and accounts payable subledgers and the general ledger relating to 2002 had not been properly cleared. We identified these errors and promptly brought them to the attention of our audit committee and auditors. As a result of correcting these errors, in this quarterly report on Form 10-Q/A, we have restated our consolidated balance sheets as of December 31, 2003 and March 31, 2004 and our consolidated statements of changes in partners' equity as of March 31, 2004 and December 31, 2003. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. These errors resulted from a deficiency in the procedures to reconcile the detail accounts receivable and accounts payable subledgers to the general ledger. Our independent auditors, KPMG LLP, have reviewed these matters and advised our Audit Committee that the deficiency constituted a material weakness as defined in Statements of Auditing Standards No. 60. In light of the discovery of these errors, we have implemented new procedures for reconciling subledgers to the general ledger and disposition and resolution of reconciling items on a timely basis. Management believes that controls are now in place to ensure that similar errors do not occur again.

        There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description
2.1*	—	Purchase and Sale Agreement, dated as of February 13, 2004, by and between AEP Energy Services Investments, Inc. and Crosstex Energy, L.P.
2.2*	—	First Amendment to Purchase and Sale Agreement, dated as of February 13, 2004, by and between AEP Energy Services Investments, Inc. and Crosstex Energy, L.P.
2.3*	—	Second Amendment to Purchase and Sale Agreement, dated as of April 1, 2004, by and between AEP Energy Services Investments, Inc. and Crosstex Louisiana Energy, L.P.
3.1	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, file No. 333-97779).
3.2*	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 29, 2004.
3.3*	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of April 1, 2004.
3.4	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).
3.5*	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004.
3.6	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, file No. 333-97779).
3.7	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, File No. 333-106927).
4.1	—	Specimen Unit Certificate for Common Units (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, file No. 333-97779).
10.1*	—	Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2004, by and among Crosstex Energy Services, L.P., Union Bank of California, N.A. and certain other parties.
10.2*	—	Letter Amendment No. 1 to Master Shelf Agreement, dated as of April 1, 2004, among Crosstex Energy Services, L.P., Prudential Investment Management, Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company.
21.1*	—	List of Subsidiaries.
31.1**	—	Certification of the principal executive officer.
31.2**	—	Certification of the principal financial officer.
32.1**	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August 2004.

CROSSTEX ENERGY, L.P.
By:	Crosstex Energy GP, L.P., its general partner
	By:	Crosstex Energy GP, LLC, its general partner
		By:	/s/ WILLIAM W. DAVIS William W. Davis, Executive Vice President and Chief Financial Officer

QuickLinks

CROSSTEX ENERGY, L.P. FORM 10-Q/A INTRODUCTORY NOTE
TABLE OF CONTENTS
CROSSTEX ENERGY, L.P. Consolidated Balance Sheets (Dollars in thousands)
CROSSTEX ENERGY, L.P. Consolidated Statements of Operations (In thousands, except per unit amounts) (Unaudited)
CROSSTEX ENERGY, L.P. Consolidated Statements of Changes in Partners' Equity Three Months ended March 31, 2004 (In thousands) (Unaudited)
CROSSTEX ENERGY, L.P. Consolidated Statements of Comprehensive Income (In thousands) (Unaudited)
CROSSTEX ENERGY, L.P. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
CROSSTEX ENERGY, L.P. Notes to Consolidated Financial Statements March 31, 2004 (Unaudited)
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES