Form 10-Q/A
period 2006-03-31
CROSSTEX ENERGY LP
filed 2006-05-23
CIK 1179060

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 19, 2006, the Registrant had 19,549,543 common units and 7,001,000 subordinated units outstanding.

Item		Page

DESCRIPTION

	EXPLANATORY NOTE	3

PART I — FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3

PART II — OTHER INFORMATION

6.	EXHIBITS	22
Certification of the Principal Executive Officer
Certification of the Principal Financial Officer
Certification of the Principal Executive Officer and the Principal Financial Officer

EXPLANATORY NOTE

On May 6, 2006, Crosstex Energy, L.P. filed with the Securities and Exchange Commission it Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (the “Original Filing”). This Amendment No. 1 to the Original Filing has been filed solely to correct typographical errors and omissions appearing on page 4 and page 20 in “Item 1. Financial Statements” of the Original Filing. Crosstex Energy, L.P. has included the net income (loss) before cumulative effect of change in accounting principle per limited partners’ unit for the three months ended March 31, 2005 in this Amendment No. 1, which was $0.06 per unit on both a basic and diluted basis. In addition, Crosstex Energy, L.P. has corrected the typographical errors on page 20 of the Original Filing that appeared in the table showing segment assets for the three months ended March 31, 2006. The Original Filing reflected segment assets (in thousands) of $1,285,643 for the Midstream segment and $135,836 for the Treating segment, which have been corrected to read $1,240,899 and $180,580, respectively. In accordance with the rules of the Securities and Exchange Commission, this amendment sets forth the complete text of Item 1 as amended to correct these typographical errors and omissions. This amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

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

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per unit amounts)

Revenues:
Midstream	$802,130	$539,564
Treating	14,566	9,907
Profit on energy trading activities	423	518

Total revenues	817,119	549,989

Operating costs and expenses:
Midstream purchased gas	755,568	516,416
Treating purchased gas	2,433	1,493
Operating expenses	21,962	11,544
General and administrative	11,355	6,460
Loss (gain) on sale of property	52	(44)
Loss (gain) on derivatives	(2,159)	474
Depreciation and amortization	17,050	6,936

Total operating costs and expenses	806,261	543,279

Operating income	10,858	6,710
Other income (expense):
Interest expense, net	(8,512)	(3,365)
Other income	2	26

Total other income (expense)	(8,510)	(3,339)

Income before minority interest and taxes	2,348	3,371
Minority interest in subsidiary	(80)	(137)
Income tax provision	(34)	(54)

Net income before cumulative effect of change in accounting principle	2,234	3,180
Cumulative effect of change in accounting principle	689	—

Net income	$2,923	$3,180

General partner interest in net income	$4,165	$2,021

Limited partners’ interest in net income (loss)	$(1,242)	$1,159

Net income (loss) before cumulative effect of change in accounting principle per limited partners’ unit:
Basic	$(0.08)	$0.06

Diluted	$(0.08)	$0.06

Cumulative effect of change in accounting principle per limited partners’ unit:
Basic	$0.03	—

Diluted	$0.03	—

Net income (loss) per limited partners’ unit:
Basic	$(0.05)	$0.06

Diluted	$(0.05)	$0.06

Weighted average limited partners’ units outstanding:
Basic	25,550	18,098

Diluted	25,550	18,756

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	Midstream	Treating	Totals
	(In thousands)

Three months ended March 31, 2006:
Sales to external customers	$802,130	$14,566	$816,696
Inter-segment sales	2,601	(2,601)	—
Interest expense	7,239	1,273	8,512
Depreciation and amortization	14,394	2,656	17,050
Segment profit	415	1,933	2,348
Segment assets	1,240,899	180,580	1,421,479
Capital expenditures*	55,378	5,522	60,900
Three months ended March 31, 2005:
Sales to external customers	$539,564	$9,907	$549,471
Inter-segment sales	1,624	(1,624)	—
Interest expense	2,755	610	3,365
Depreciation and amortization	4,597	2,339	6,936
Segment profit	2,215	1,156	3,371
Segment assets	488,206	110,090	598,296
Capital expenditures	5,429	6,608	12,037

*	Excluding Acquisitions

(9)	Subsequent Event

On May 2, 2006, the Partnership announced that it will acquire the natural gas gathering pipeline systems and related facilities of Chief Holdings, LLC in the Barnett Shale for $480.0 million. The Partnership expects to close the transaction by June 29, 2006.

PART II — OTHER INFORMATION

Item 6.	Exhibits

The exhibits filed as part of this report on Form 10-Q/A are as follows:

Number			Description

31	.1*	—	Certification of the principal executive officer.

31	.2*	—	Certification of the principal financial officer.

32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of May, 2006.

CROSSTEX ENERGY, L.P.

By:	Crosstex Energy GP, L.P.,
its general partner

By:	Crosstex Energy GP, LLC,
its general partner

By:	/s/ William W. Davis
William W. Davis
Executive Vice President and
Chief Financial Officer