Form 10-Q/A
period 2006-03-31
CROSSTEX ENERGY LP
filed 2006-09-28
CIK 1179060

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

CROSSTEX ENERGY, L.P.
FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 2 to our quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was originally filed on May 6, 2006 and was amended on May 23, 2006 solely to correct typographical errors and omissions (together referred to as the “Original 10-Q Filing”). In accordance with the rules of the Securities and Exchange Commission, this Form 10-Q/A sets forth the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Form 10-Q/A.

In September 2006, we determined that a purchase of natural gas from a supplier on newly acquired assets was not accrued in the first quarter of 2006 due to a clerical error. The error occurred shortly after our acquisition of the south Louisiana assets from El Paso Corporation in November 2005 and during a period when we were upgrading and transitioning to new accounting systems for the acquired assets. As a result of correcting this error, we have restated our condensed consolidated balance sheet as of March 31, 2006, our condensed consolidated statement of operations for the three months ended March 31, 2006, our consolidated statement of changes in partners’ equity for the three months ended March 31, 2006, our consolidated statement of comprehensive income for the three months ended March 31, 2006 and our consolidated statement of cash flows for the three months ended March 31, 2006. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustment. The net effect of the required adjustment due to the error reduces our net income and comprehensive income for the three months ended March 31, 2006 by approximately $0.9 million. Partners’ equity is reduced by the same amount and current liabilities are increased by the same amount as of March 31, 2006. Please read Note 2 to the accompanying condensed consolidated financial statements for a discussion of the adjustment.

This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q Filing and does not modify or update the disclosures therein in any way other than as required to reflect the adjustment described above. Such events include, among others, the events described in our quarterly report on Form 10-Q for the quarter ended June 30, 2006 and the events described in our current reports on Form 8-K filed after the filing of the Original 10-Q Filing. We will file with the Securities and Exchange Commission an amendment to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 to reflect changes therein required as a consequence of the adjustment described in this Explanatory Note.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Restated)
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$830	$1,405
Accounts and notes receivable, net:
Trade, accrued revenue and other	345,565	442,443
Related party	107	173
Fair value of derivative assets	15,912	12,205
Prepaid expenses, natural gas and natural gas liquids in storage and other	19,203	23,549

Total current assets	381,617	479,775

Property and equipment, net of accumulated depreciation of $89,562 and $77,205, respectively	747,169	667,142
Fair value of derivative assets	6,657	7,633
Intangible assets	250,565	255,197
Goodwill	26,568	6,568
Other assets, net	8,903	8,843

Total assets	$1,421,479	$1,425,158

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$316,820	$437,395
Fair value of derivative liabilities	8,927	14,782
Current portion of long-term debt	8,874	6,521
Other current liabilities	34,056	32,758

Total current liabilities	368,677	491,456

Long-term debt	638,778	516,129
Deferred tax liability	8,560	8,437
Minority interest in subsidiary	4,354	4,274
Fair value of derivative liabilities	3,585	3,577
Partners’ equity	397,525	401,285

Total liabilities and partners’ equity	$1,421,479	$1,425,158

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(Restated)
	(Unaudited)
	(In thousands, except per unit amounts)

Revenues:
Midstream	$802,130	$539,564
Treating	14,566	9,907
Profit on energy trading activities	423	518

Total revenues	817,119	549,989

Operating costs and expenses:
Midstream purchased gas	756,451	516,416
Treating purchased gas	2,433	1,493
Operating expenses	21,962	11,544
General and administrative	11,355	6,460
Loss (gain) on sale of property	52	(44)
Loss (gain) on derivatives	(2,159)	474
Depreciation and amortization	17,050	6,936

Total operating costs and expenses	807,144	543,279

Operating income	9,975	6,710
Other income (expense):
Interest expense, net	(8,512)	(3,365)
Other income	2	26

Total other income (expense)	(8,510)	(3,339)

Income before minority interest and taxes	1,465	3,371
Minority interest in subsidiary	(80)	(137)
Income tax provision	(34)	(54)

Net income before cumulative effect of change in accounting principle	1,351	3,180
Cumulative effect of change in accounting principle	689	—

Net income	$2,040	$3,180

General partner interest in net income	$4,147	$2,021

Limited partners’ interest in net income (loss)	$(2,107)	$1,159

Net income (loss) before cumulative effect of change in accounting principle per limited partners’ unit:
Basic	$(0.11)	$0.06

Diluted	$(0.11)	$0.06

Cumulative effect of change in accounting principle per limited partners’ unit:
Basic	$0.03	—

Diluted	$0.03	—

Net income (loss) per limited partners’ unit:
Basic	$(0.08)	$0.06

Diluted	$(0.08)	$0.06

Weighted average limited partners’ units outstanding:
Basic	25,550	18,098

Diluted	25,550	18,756

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statement of Changes in Partners’ Equity
Three Months Ended March 31, 2006 (Restated)

									Accumulated
									Other
	Common Units		Subordinated Units		Senior Subordinated Units		General Partner Interest		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Income	Total
	(Unaudited)
	(In thousands except unit amounts)

Balance, December 31, 2005	$326,617	15,465,528	$16,462	9,334,000	$49,921	1,495,410	$11,522	536,631	$(3,237)	$401,285
Stock-based compensation	313	—	111	—			531		—	955
Distributions	(7,992)	—	(4,760)	—			(4,300)	—	—	(17,052)
Conversion of subordinated units and senior subordinated units	52,195	3,828,410	(2,274)	(2,333,000)	(49,921)	(1,495,410)	—	—	—	—
Net income	(1,385)	—	(722)	—	—	—	4,147	—	—	2,040
Proceeds from exercise of unit options	2,525	255,605	—	—	—	—	—	—	—	2,525
Contribution by general partner	—	—	—	—	—	—	189	5,217	—	189
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	2,236	2,236
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	5,347	5,347

Balance, March 31, 2006	$372,273	19,549,543	$8,817	7,001,000	$—	—	$12,089	541,848	$4,346	$397,525

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2006	2005
	(Restated)
	(Unaudited)
	(In thousands)

Net income	$2,040	$3,180
Hedging gains or losses reclassified to earnings	2,236	(184)
Adjustment in fair value of derivatives	5,347	(4,025)

Comprehensive income (loss)	$9,623	$(1,029)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(Restated)
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$2,040	$3,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,050	6,936
Non-cash stock-based compensation	1,645	276
Cumulative effect of change in accounting principle	(689)	—
(Gain) loss on sale of property	52	(44)
Deferred tax benefit	55	(95)
Minority interest in subsidiary	80	137
Non-cash derivatives (gain) loss	(995)	1,073
Amortization of debt issue costs	501	378
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable, accrued revenue and other	96,587	2,475
Prepaid expenses, natural gas and natural gas liquids in storage	4,336	(558)
Accounts payable, accrued gas purchases, and other accrued liabilities	(127,548)	(18,795)

Net cash used in operating activities	(6,886)	(5,037)

Cash flows from investing activities:
Additions to property and equipment	(55,598)	(12,037)
Assets acquired	(51,633)	(9,257)
Proceeds from sale of property	36	193

Net cash used in investing activities	(107,195)	(21,101)

Cash flows from financing activities:
Proceeds from borrowings	511,354	255,000
Payments on borrowings	(386,353)	(208,000)
Increase (decrease) in drafts payable	3,046	(14,202)
Contributions from general partner	189	—
Distribution to partners	(17,052)	(10,169)
Proceeds from exercise of unit options	2,525	174
Contributions from minority interest	—	911
Debt refinancing costs	(203)	(1,105)

Net cash provided by financing activities	113,506	22,609

Net increase (decrease) in cash and cash equivalents	(575)	(3,529)
Cash and cash equivalents, beginning of period	1,405	5,797

Cash and cash equivalents, end of period	$830	$2,268

Cash paid for interest	$9,349	$3,045

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

Net income is allocated to the general partner in an amount equal to its incentive distributions as described in Note (5). The remaining net income is allocated pro rata between the 2% general partner interest and the common units. The net income allocated to the general partner for incentive distributions was $4.7 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Restatement of Previously Issued Financial Statements

In September 2006, the Partnership determined that a purchase of natural gas from a supplier on newly acquired assets was not accrued in the first quarter of 2006 due to a clerical error, resulting in a decrease in net income of $0.9 million. To correct this error, the Partnership has restated its condensed consolidated statement of operations for the three months ended March 31, 2006, its condensed consolidated balance sheet as of March 31, 2006, its consolidated statement of cash flows for the three months ended March 31, 2006, its consolidated statement of changes in partners’ equity for the three months ended March 31, 2006 and its consolidated statement of comprehensive income for the three months ended March 31, 2006.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

The effects of the revisions on the Partnership’s consolidated statement of operations for the three months ended March 31, 2006 are summarized in the following table (in thousands except per unit information):

	Previously
	Reported	As Restated

Operating Costs and Expenses:
Midstream purchased gas	$755,568	$756,451
Total operating costs and expenses	806,261	807,144
Operating income	10,858	9,975
Income before minority interest and taxes	2,348	1,465
Net income before cumulative effect of change in accounting principle	2,234	1,351
Net income	2,923	2,040
General partner interest in net income	4,165	4,147
Limited partners’ interest in net income (loss)	(1,242)	(2,107)
Net income (loss) before cumulative effect of change in accounting principle per limited partners’ unit:
Basic	$(0.08)	$(0.11)
Diluted	$(0.08)	$(0.11)
Net income (loss) per limited partners’ unit:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

The effects of the revision on the Partnership’s consolidated balance sheet as of March 31, 2006 are summarized in the following table (in thousands):

	Previously
	Reported	As Restated

Accounts payable, drafts payable and accrued gas purchases	$315,937	$316,820
Total current liabilities	367,794	368,677
Partners’ equity	398,408	397,525

The effect of the revision on the Partnership’s consolidated statement of changes in partners’ equity was a decrease to net income by $0.9 million.

The effects of the revision on the Partnership’s consolidated statement of cash flows for the three months ended March 31, 2006 are summarized in the following table (in thousands):

	Previously
	Reported	As Restated

Net income	$2,923	$2,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in assets and liabilities, net of acquisition effects:
Accounts payable, accrued gas purchases and other accrued liabilities	(128,431)	(127,548)

There was no net impact on cash flows from operations due to the restatement.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

The effect of the revisions to the Partnership’s consolidated statement of comprehensive income for the three months ended March 31, 2006 is summarized in the following table (in thousands):

	Previously
	Reported	As Restated

Comprehensive income	$10,506	$9,623

The segment information in Note 9 has been restated to reflect the impact of the correction of the error.

(3)	Significant Asset Purchases and Acquisitions

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(4)	Long-Term Debt

As of March 31, 2006 and December 31, 2005, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at March 31, 2006 and December 31, 2005 were 6.63% and 6.69%, respectively	$387,002	$322,000
Senior secured notes, weighted average interest rate at March 31, 2006 and December 31, 2005 of 6.57% and 6.64%, respectively	260,000	200,000
Note payable to Florida Gas Transmission Company	650	650

	647,652	522,650
Less current portion	(8,874)	(6,521)

Debt classified as long-term	$638,778	516,129

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

(5)	Partners’ Capital

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

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

	Maturity Periods
	Less Than One Year	One to Two Years	Two to Three Years	Total Fair Value

March 31, 2006	$3,085	$2,578	$13	$5,676

(7)	Transactions with Related Parties

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(8)	Commitments and Contingencies

(a)	Employment Agreements

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	Midstream	Treating	Totals
	(In thousands)

Three months ended March 31, 2006 (Restated):
Sales to external customers	$802,130	$14,566	$816,696
Inter-segment sales	2,601	(2,601)	—
Interest expense	7,239	1,273	8,512
Depreciation and amortization	14,394	2,656	17,050
Segment profit	(468)	1,933	1,465
Segment assets	1,240,899	180,580	1,421,479
Capital expenditures*	55,378	5,522	60,900
Three months ended March 31, 2005:
Sales to external customers	$539,564	$9,907	$549,471
Inter-segment sales	1,624	(1,624)	—
Interest expense	2,755	610	3,365
Depreciation and amortization	4,597	2,339	6,936
Segment profit	2,215	1,156	3,371
Segment assets	488,206	110,090	598,296
Capital expenditures	5,429	6,608	12,037

*	Excluding Acquisitions

(10)	Subsequent Event

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

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(Restated)
	(In millions, except
	volume amounts)

Midstream revenues	$802.1	$539.5
Midstream purchased gas	756.5	516.4
Profit on energy trading activities	0.4	0.5

Midstream gross margin	46.0	23.6

Treating revenues	14.6	9.9
Treating purchased gas	2.4	1.5

Treating gross margin	12.2	8.4

Total gross margin	$58.2	$32.0

Midstream Volumes (MMBtu/d):
Gathering and transportation	1,317,524	1,273,000
Processing	1,791,740	410,000
Producer services	192,436	176,000
Treating Plants in Service	151	87

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $46.0 million for the three months ended March 31, 2006 compared to $23.6 million for the three months ended March 31, 2006, an increase of $22.4 million, or 95%. This increase was primarily due to acquisitions, increased system throughput, and a favorable processing environment for natural gas liquids. Profit on energy trading activities showed only a slight decline for the comparative period.

The south Louisiana natural gas processing and liquids business acquired from the El Paso Corporation in November 2005 contributed $17.7 million in gross margin in the three months ended March 31, 2006. This amount was primarily driven by the three largest plants, Eunice, Sabine Pass, and Pelican which contributed gross margin amounts of $10.4 million, $3.8 million and $2.5 million, respectively. Operational improvements and volume increases on the Mississippi system contributed margin growth of $2.6 million. Volume increases at the natural gas processing plants were the result of favorable NGLs markets. The Gibson plant and the Plaquemine plant had a combined margin increase of $2.0 million.

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

Liquidity and Capital Resources

Cash Flows.  Net cash used in operating activities was $6.9 million for the three months ended March 31, 2006 compared to cash used by operations of $5.0 million for the three months ended March 31, 2005. Income before non-cash income and expenses was $19.7 million in 2006 and $11.4 million in 2005. Changes in working capital used $26.6 million in cash flows from operating activities in 2006 and used $16.4 million in cash flows from operating activities in 2005.

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

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in 13a and 15d were not effective as of March 31, 2006 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

In September 2006, we determined that a purchase of natural gas from a supplier on newly acquired assets was not accrued in the first quarter of 2006 due to a clerical error. We identified this error and promptly brought it to the attention of our audit committee and auditors. To correct this error, we have restated our condensed consolidated balance sheet as of March 31, 2006, our condensed consolidated statement of operations for the three months ended March 31, 2006, our consolidated statement of changes in partners’ equity for the three months ended March 31, 2006, our consolidated statement of comprehensive income for the three months ended March 31, 2006 and our consolidated statement of cash flows for the three months ended March 31, 2006. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustment. This error resulted from a deficiency in the procedures used to settle gas purchases through our accounting systems and to reconcile prepayments to suppliers on our general ledger. We have reviewed these matters and advised our Audit Committee that the deficiency constituted a material weakness. Since the first quarter of 2006, we have implemented accounting system improvements and conducted additional training of new personnel. In addition, we have added new procedures for the analysis of account reconciliations and a more detailed analytical review of gross margin cycle accounts.

(b)	Changes in Internal control over financial reporting

Except as set forth above, there has been no change in our internal controls over financial reporting that occurred in the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2006.

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

35.1