Form 10-Q/A
period 2006-06-30
CROSSTEX ENERGY LP
filed 2006-09-28
CIK 1179060

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

As of July 31, 2006, the Registrant had 19,598,113 common units, 7,001,000 subordinated units, and 12,829,650 senior subordinated series C units outstanding.

CROSSTEX ENERGY, L.P.

FORM 10-Q/A

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended June 30, 2006, which was originally filed on August 9, 2006 (the “Original 10-Q Filing”). In accordance with the rules of the Securities and Exchange Commission, this Form 10-Q/A sets forth the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Form 10-Q/A.

In September 2006, we determined that a purchase of natural gas from a supplier on newly acquired assets was not accrued in the first quarter of 2006 due to a clerical error. The error occurred shortly after our acquisition of the south Louisiana assets from El Paso Corporation in November 2005 and during a period when we were upgrading and transitioning to new accounting systems for the acquired assets. As a result of correcting this error, we have restated our condensed consolidated balance sheet as of June 30, 2006, our condensed consolidated statement of operations for the six months ended June 30, 2006, our consolidated statement of changes in partners’ equity for the six months ended June 30, 2006, our consolidated statement of comprehensive income for the six months ended June 30, 2006 and our consolidated statement of cash flows for the six months ended June 30, 2006. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustment. The net effect of the required adjustment due to the error reduces our net income and comprehensive income for the six months ended June 30, 2006 by approximately $0.9 million. Partners’ equity is reduced by the same amount and current liabilities are increased by the same amount as of June 30, 2006. Please read Note 2 to the accompanying condensed consolidated financial statements for a discussion of the adjustment.

This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q Filing and does not modify or update the disclosures therein in any way other than as required to reflect the adjustment described above. Such events include, among others, the events described in our current reports on Form 8-K filed after the filing of the Original 10-Q Filing.

Item	Description	Page

PART I — FINANCIAL INFORMATION
1.	Financial Statements	3
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
4.	Controls and Procedures	33

PART II — OTHER INFORMATION
6.	Exhibits	34
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Restated)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$921	$1,405
Accounts and notes receivable, net:
Trade, accrued revenue, and other	294,784	442,443
Related party	127	173
Fair value of derivative assets	20,967	12,205
Natural gas and natural gas liquids in storage, prepaid expenses and other	30,980	23,549

Total current assets	347,779	479,775

Property and equipment, net of accumulated depreciation of $103,029 and $77,205, respectively	879,374	667,142
Fair value of derivatives assets	3,850	7,633
Intangible assets, net	670,601	255,197
Goodwill	23,074	6,568
Other assets, net	12,790	8,843

Total assets	$1,937,468	$1,425,158

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$322,185	$437,395
Fair value of derivative liabilities	18,816	14,782
Current portion of long-term debt	10,012	6,521
Other current liabilities	17,237	32,758

Total current liabilities	368,250	491,456

Fair value of derivative liabilities	3,341	3,577
Long-term debt	808,825	516,129
Deferred tax liability	8,815	8,437
Minority interest in subsidiary	4,455	4,274
Partners’ equity	743,782	401,285

Total liabilities and partners’ equity	$1,937,468	$1,425,158

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
			(Restated)
	(In thousands, except per unit amounts)

Revenues:
Midstream	$727,865	$619,432	$1,529,996	$1,158,996
Treating	15,983	11,040	30,549	20,947
Profit on energy trading activities	807	333	1,230	851

Total revenues	744,655	630,805	1,561,775	1,180,794

Operating costs and expenses:
Midstream purchased gas	676,370	594,482	1,432,821	1,110,898
Treating purchased gas	2,056	1,711	4,489	3,204
Operating expenses	22,840	12,178	44,801	23,722
General and administrative	10,919	7,750	22,275	14,211
Gain on sale of property	(160)	(120)	(109)	(164)
Loss (gain) on derivatives	3,925	(66)	1,766	407
Depreciation and amortization	18,708	7,370	35,758	14,306

Total operating costs and expenses	734,658	623,305	1,541,801	1,166,584

Operating income	9,997	7,500	19,974	14,210
Other income (expense):
Interest expense, net	(11,890)	(3,196)	(20,402)	(6,561)
Other	(1)	322	—	348

Total other income (expense)	(11,891)	(2,874)	(20,402)	(6,213)

Income (loss) before minority interest and taxes	(1,894)	4,626	(428)	7,997
Minority interest in subsidiary	(101)	(88)	(182)	(225)
Income tax provision	(264)	(54)	(298)	(108)

Net income (loss) before cumulative effect of change in accounting principle	(2,259)	4,484	(908)	7,664
Cumulative effect of change in accounting principle	—	—	689	—

Net income (loss)	$(2,259)	$4,484	$(219)	$7,664

General partner interest in net income	$3,890	$1,205	$8,038	$3,226

Limited partners’ interest in net income (loss)	$(6,149)	$3,279	$(8,257)	$4,438

Net income (loss) before cumulative effect of change in accounting principle per limited partners’ unit:
Basic	$(0.23)	$0.18	$(0.35)	$0.25

Diluted	$(0.23)	$0.17	$(0.35)	$0.24

Cumulative effect of change in accounting principle per limited partners’ unit:
Basic	—	—	$0.03	—

Diluted	—	—	$0.03	—

Net income (loss) per limited partners’ unit:
Basic	$(0.23)	$0.18	$(0.32)	$0.25

Diluted	$(0.23)	$0.17	$(0.32)	$0.24

Weighted average limited partners’ units outstanding:
Basic	26,572	18,124	26,064	18,111

Diluted	26,572	18,880	26,064	18,819

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statement of Changes in Partners’ Equity (Restated)
Six Months ended June 30, 2006

											Accumulated
											Other
	Common Units		Subordinated Units		Sr. Subordinated Units		Sr. Subordinated C Units		General Partner Interest		Comprehensive
	$	Units	$	Units	$	Units	$	Units	$	Units	Income	Total
	(Unaudited)
	(In thousands, except unit amounts)

Balance, December 31, 2005	$326,617	15,465,528	$16,462	9,334,000	$49,921	1,495,410	—	—	$11,522	536,631	$(3,237)	$401,285
Proceeds from exercise of unit options	2,821	271,552	—	—	—	—	—	—	—	—	—	2,821
Net proceeds from issuance of senior subordinated C units	—	—	—	—	—	—	$359,400	12,829,650	—	—	—	359,400
Conversion of units	52,195	3,828,410	(2,274)	(2,333,000)	(49,921)	(1,495,410)	—	—	—	—	—	—
Common units for restricted units	—	19,500	—	—	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	9,253	267,770	—	9,253
Stock-based compensation	1,234	—	440	—	—	—	—	—	1,519	—	—	3,193
Distributions	(18,354)	—	(8,471)	—	—	—	—	—	(9,397)	—	—	(36,222)
Net income (loss) (restated)	(5,915)	—	(2,342)	—	—	—	—	—	8,038	—	—	(219)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	1,440	1,440
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	2,831	2,831

Balance, June 30, 2006	$358,598	19,584,990	$3,815	7,001,000	—	—	$359,400	12,829,650	$20,935	804,401	$1,034	$743,782

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income

	Six Months Ended June 30,
	2006	2005
	(Restated)
	(Unaudited)
	(In thousands)

Net income (loss)	$(219)	$7,664
Hedging gains or losses reclassified to earnings	1,440	882
Adjustment in fair value of derivatives	2,831	(3,292)

Comprehensive income	$4,052	$5,254

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(Restated)
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(219)	$7,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,758	14,306
Non-cash stock-based compensation	3,882	1,130
Cumulative effect of change in accounting principle	(689)	—
Gain on sale of property	(109)	(164)
Deferred tax (benefit) expense	291	(190)
Minority interest in subsidiary	182	225
Non-cash derivatives loss	3,090	996
Amortization of debt issue costs	1,433	561
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable, accrued revenue, and other	165,795	12,659
Prepaid expenses, natural gas and natural gas liquids in storage	(7,424)	(1,830)
Accounts payable, accrued gas purchases, and other accrued liabilities	(164,302)	(20,039)

Net cash provided by operating activities	37,688	15,318

Cash flows from investing activities:
Additions to property and equipment	(97,885)	(25,780)
Assets acquired	(552,751)	(15,969)
Proceeds from sale of property	197	313

Net cash used in investing activities	(650,439)	(41,436)

Cash flows from financing activities:
Proceeds from borrowings	995,892	457,750
Payments on borrowings	(699,706)	(453,800)
Decrease in drafts payable	(14,063)	(12,694)
Proceeds from issuance of senior subordinated units	359,400	49,950
Capital contributions	9,249	1,528
Contributions from minority interest	—	1,287
Distribution to partners	(36,222)	(20,716)
Proceeds from exercise of unit options	2,824	562
Debt refinancing costs	(5,107)	(1,217)

Net cash provided by financing activities	612,267	22,650

Net decrease in cash and cash equivalents	(484)	(3,468)
Cash and cash equivalents, beginning of period	1,405	5,797

Cash and cash equivalents, end of period	$921	$2,329

Cash paid for interest	$21,023	$6,096

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

(2)	Restatement of Previously Issued Financial Statements

In September 2006, the Partnership determined that a purchase of natural gas from a supplier on newly acquired assets was not accrued in the first quarter of 2006 due to a clerical error, resulting in a decrease in net income of $0.9 million. To correct this error, the Partnership has restated its condensed consolidated statement of operations for the six months ended June 30, 2006, its condensed consolidated balance sheet as of June 30, 2006, its consolidated statement of cash flows for the six months ended June 30, 2006, its consolidated statement of changes in partners’ equity for the six months ended June 30, 2006 and its consolidated statement of comprehensive income for the six months ended June 30, 2006.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

The effects of the revisions on the Partnership’s consolidated statement of operations for the six months ended June 30, 2006 are summarized in the following table (in thousands except per unit information):

	Previously
	Reported	As Restated

Operating Costs and Expenses:
Midstream purchased gas	$1,431,938	$1,432,821
Total operating costs and expenses	1,540,918	1,541,801
Operating income	20,857	19,974
Income (loss) before minority interest and taxes	455	(428)
Net income (loss) before cumulative effect of change in accounting principle	(25)	(908)
Net income (loss)	664	(219)
General partner interest in net income	8,056	8,038
Limited partners’ interest in net income (loss)	(7,392)	(8,257)
Net income (loss) before cumulative effect of change in accounting principle per limited partners’ unit:
Basic	$(0.31)	$(0.35)
Diluted	$(0.31)	$(0.35)
Net income (loss) per limited partners’ unit:
Basic	$(0.28)	$(0.32)
Diluted	$(0.28)	$(0.32)

The effects of the revision on the Partnership’s consolidated balance sheet as of June 30, 2006 are summarized in the following table (in thousands):

	Previously
	Reported	As Restated

Accounts payable, drafts payable and accrued gas purchases	$321,302	$322,185
Total current liabilities	367,367	368,250
Partners’ equity	744,665	743,782

The effect of the revision on the Partnership’s consolidated statement of changes in partners’ equity was a decrease to net income by $0.9 million.

The effects of the revision the Partnership’s our consolidated statement of cash flows for the six months ended June 30, 2006 are summarized in the following table (in thousands):

	Previously
	Reported	As Restated

Net income (loss)	$664	$(219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities, net of acquisition effects:
Accounts payable, accrued gas purchases and other accrued liabilities	(165,185)	(164,302)

There was no net impact on cash flows from operations due to the restatement.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

The effect of the revisions to the Partnership’s consolidated statement of comprehensive income for the six months ended June 30, 2006 is summarized in the following table (in thousands):

	Previously
	Reported	As Restated

Comprehensive income	$4,935	$4,052

The segment information in Note 9 has been restated to reflect the impact of the correction of the error.

(3)	Significant Acquisition

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Operating results for the El Paso assets have been included in the Consolidated Statements of Operations since November 1, 2005. The following unaudited pro forma results of operations assume that the El Paso acquisition occurred on January 1, 2005 (in thousands, except per unit amounts):

Pro Forma
Six Months Ended
June 30, 2005

Revenue	$1,358,337
Pro forma net income	9,000
Pro forma net income per common unit:
Basic	$0.17
Diluted	$0.17

We have utilized the purchase method of accounting for this acquisition with an acquisition date of November 1, 2005.

(4)	Long-Term Debt

As of June 30, 2006 and December 31, 2005, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at June 30, 2006 and December 31, 2005 were 7.18% and 6.69%, respectively	$560,001	$322,000
Senior secured notes, weighted average interest rates at June 30, 2006 and December 31, 2005 of 6.57% and 6.64%, respectively	258,236	200,000
Note payable to Florida Gas Transmission Company	600	650

	818,837	522,650
Less current portion	(10,012)	(6,521)

Debt classified as long-term	$808,825	$516,129

On June 29, 2006, we amended our bank credit facility, increasing availability under the facility to $1 billion, with an option to increase the aggregate commitment to $1.3 billion pursuant to an accordion provision. The maturity date was extended from November 2010 to June 2011.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

(5)	Partners’ Capital

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

	June 30, 2006
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)
Cash Flow Hedges:
Natural gas swaps	(4,110,000)	NYME less a basis of $0.1 to NYMEX flat or fixed prices ranging from $8.20 to $10.57 settling against various Inside FERC Index prices	July 2006 — March 2008	$5,173

Total natural gas swaps designated as cash flow hedges				$5,173

Liquids swaps	(35,992,232)	Fixed prices ranging from $0.61 to $1.525 settling against Mt. Belvieu Average of daily postings (non-TET)	July 2006 — March 2008	$(4,270)

Total liquids swaps designated as cash flow hedges				$(4,270)

Mark to Market Derivatives:
Swing swaps	202,399	Prices ranging from Inside FERC Index to Inside FERC	July 2006	$(1)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

	June 30, 2006
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)
Swing swaps	(2,609,797)	Index less $0.025 settling against various Gas Daily Index prices	July 2006	28

Total swing swaps				$27

Physical offset to swing swap transactions	2,609,797	Prices of various Inside FERC Index prices settling against	July 2006	—
Physical offset to swing swap transactions	(202,399)	various Gas Daily Index prices	July 2006	—

Total physical offset to swing swaps				$—

Basis swaps	29,914,708	Prices ranging from Inside FERC Index less $0.39 to	July 2006 — March 2008	$(475)
Basis swaps	(29,798,208)	Inside FERC Index plus $0.18 settling against various Inside FERC Index prices.	July 2006 — March 2008	(159)

Total basis swaps				$(634)

Physical offset to basis swap transactions	2,871,208	Prices ranging from Inside FERC Index less $0.20 to	July 2006 — October 2006	$6
Physical offset to basis swap transactions	(3,537,708)	Inside FERC Index plus $0.03 settling against various Inside FERC Index prices	July 2006 — October 2006	146

Total physical offset to basis swap transactions				$152

Third party on-system financial swaps	10,382,100	Fixed prices ranging from $5.659 to $11.91 settling against various Inside FERC Index prices	July 2006 — October 2009	$(10,308)

Total third party on-system financial swaps				$(10,308)

Physical offset to third party on-system transactions	(10,382,100)	Fixed prices ranging from $5.71 to $11.96 settling against various Inside FERC Index prices	July 2006 — October 2009	11,246

Total physical offset to third party on-system swaps				$11,246

Storage swap transactions:
Storage swap transactions	(355,000)	Fixed prices of $10.065 settling against various Inside FERC Index prices	February 2007	$(139)

Total financial storage swap transactions				$(139)

Natural gas liquid puts:
Liquid put options (purchased)	121,077,558	Fixed prices ranging from $0.565 to $1.26 settling against Mount Belvieu Average Daily Index	July 2006 — December 2007	$2,684
Liquid put options (sold)	(53,179,312)		July 2006 — December 2007	(1,271)

Total natural gas liquid puts				$1,413

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Liquids

For the six months ended June 30, 2006, net gains on liquids swap hedge contracts increased liquids revenue by approximately $1.1 million. For the three months ending June 30, 2006, net losses on liquids swap hedge contracts decreased liquids revenue by less than $0.1 million. As of June 30, 2006, an unrealized derivative fair value loss of $4.2 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). As of June 30, 2006, $3.2 million of the fair value loss is expected to be reclassified into earnings through June 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

	Midstream	Treating	Totals
		(In thousands)

Three months ended June 30, 2006:
Sales to external customers	$727,866	$15,983	$743,849
Inter-segment sales	2,349	(2,349)	—
Interest expense, net	11,008	882	11,890
Depreciation and amortization	14,524	4,184	18,708
Segment profit	(4,394)	2,501	(1,893)
Segment assets	1,754,557	182,911	1,937,468
Capital expenditures*	30,237	6,829	37,066
Three months ended June 30, 2005:
Sales to external customers	$619,432	$11,040	$630,472
Inter-segment sales	2,279	(2,279)	—
Interest expense, net	2,471	725	3,196
Depreciation and amortization	4,747	2,623	7,370
Segment profit	3,578	1,048	4,626
Segment assets	479,089	121,930	601,019
Capital expenditures*	7,585	6,158	13,743

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Midstream	Treating	Totals
		(In thousands)

Six months ended June 30, 2006 (Restated):
Sales to external customers	$1,529,996	$30,549	$1,560,545
Inter-segment sales	4,950	(4,950)	—
Interest expense, net	18,247	2,155	20,402
Depreciation and amortization	28,918	6,840	35,758
Segment profit	(4,862)	4,434	(428)
Segment assets	1,754,557	182,911	1,937,468
Capital expenditures*	85,615	12,351	97,966
Six months ended June 30, 2005:
Sales to external customers	$1,158,996	$20,947	$1,179,943
Inter-segment sales	3,903	(3,903)	—
Interest expense, net	5,226	1,335	6,561
Depreciation and amortization	9,344	4,962	14,306
Segment profit	5,793	2,204	7,997
Segment assets	479,089	121,930	601,019
Capital expenditures*	13,014	12,766	25,780

*	Excluding acquisitions

(10)	Subsequent Event

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

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in millions)

Midstream revenues	$727.9	$619.4	$1,530.0	$1,159.0
Midstream purchased gas	676.4	594.4	1,432.8	1,111.0
Profit on Energy Trading Activities	0.8	0.3	1.2	0.9

Midstream gross margin	52.3	25.3	98.4	48.9

Treating revenues	16.0	11.0	30.5	20.9
Treating purchased gas	2.1	1.7	4.5	3.2

Treating gross margin	13.9	9.3	26.0	17.7

Total gross margin	$66.2	$34.6	$124.4	$66.6

Midstream Volumes (MMBtu/d):
Gathering and transportation	1,394,000	1,165,000	1,267,000	1,175,000
Processing	1,970,000	486,000	1,870,000	448,000
Producer services	173,000	194,000	182,000	185,000
Plants in service at end of period	160	100	160	100

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

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $98.4 million for the six months ended June 30, 2006 compared to $48.9 million for the six months ended June 30, 2005, an increase of $49.5 million, or 101%. This increase was primarily due to acquisitions, increased system throughput, and a favorable processing environment for NGLs.

The south Louisiana natural gas processing and liquids business acquired from El Paso in November 2005 contributed $38.2 million to Midstream gross margin in the first half of 2006. This amount was driven by the three largest processing plants, Eunice, Pelican and Sabine Pass, which contributed gross margin amounts of $17.1 million, $8.5 million and $6.4 million, respectively. The Riverside fractionation facility also contributed $3.2 million in gross margin to the south Louisiana operations. Operational improvements and volume increases on the Mississippi and LIG systems contributed margin growth of $4.8 million and $2.7 million, respectively. Increased processing volumes at the Gibson and Plaquemine plants, due to recent drilling successes by producers, and increased unit margins due to favorable NGLs markets accounted for $4.5 million of increased gross margin. The NTPL commenced operation during the second quarter of 2006 and contributed $2.0 million in gross margin. These gains were partially offset by a margin decline of $2.3 million on the Gregory system in South Texas due to lower throughput volumes.

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

Liquidity and Capital Resources

Cash Flows.  Net cash provided by operating activities was $37.7 million for the six months ended June 30, 2006 compared to $15.3 million for the six months ended June 30, 2005. Income before non-cash income and expenses was $43.6 million in 2006 and $24.5 million in 2005. Changes in working capital used $5.9 million in cash flows from operating activities in 2006 as compared to $9.2 million in cash flows used by working capital changes in 2005.

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

Working Capital Deficit.  We had a working capital deficit of $20.5 million as of June 30, 2006, primarily due to accounts payable of $36.5 million recorded as a result of the Chief Acquisition and drafts payable of $15.8 million. As discussed under “Cash Flows” above, in order to reduce our interest costs we do not borrow money to fund outstanding checks until they are presented to our bank. We borrow money under our bank credit facility to fund checks as they are presented. As of June 30, 2006, we had $380.1 million of available borrowings under this facility.

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

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

In September 2006, we determined that a purchase of natural gas from a supplier on newly acquired assets was not accrued in the first quarter of 2006 due to a clerical error. We identified this error and promptly brought it to the attention of our audit committee and auditors. To correct this error, we have restated our condensed consolidated balance sheet as of June 30, 2006, our condensed consolidated statement of operations for the six months ended June 30, 2006, our consolidated statement of changes in partners’ equity for the six months ended June 30, 2006, our consolidated statement of comprehensive income for the six months ended June 30, 2006 and our consolidated statement of cash flows for the six months ended June 30, 2006. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustment. This error resulted from a deficiency in the procedures to settle gas purchases through our accounting systems and to reconcile prepayments to suppliers on our general ledger. We have reviewed these matters and advised our Audit Committee that the deficiency constituted a material weakness. Since the first quarter of 2006, we have implemented accounting system improvements and conducted additional training of new personnel. In addition, we have added new procedures for the analysis of account reconciliations and a more detailed analytical review of gross margin cycle accounts.

(b)	Changes in Internal Control Over Financial Reporting

Except as set forth above, there has been no change in our internal controls over financial reporting that occurred in the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

The exhibits filed as part of this report Form 10-Q/A are as follows:

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