Form 10-Q
period 2007-09-30
CROSSTEX ENERGY LP
filed 2007-11-08
CIK 1179060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of October 31, 2007, the Registrant had 22,060,019 common units, 4,668,000 subordinated units, 12,829,650 senior subordinated series C units and 3,875,340 senior subordinated series D units outstanding.

Item		Page

DESCRIPTION

PART I — FINANCIAL INFORMATION
1.	Financial Statements	3
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
3.	Quantitative and Qualitative Disclosures About Market Risk	36
4.	Controls and Procedures	38

PART II — OTHER INFORMATION
1A.	Risk Factors	39
6.	Exhibits	39
Certification of the Principal Executive Officer
Certification of the Principal Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,205	$824
Accounts and notes receivable, net:
Trade, accrued revenue and other	395,494	375,972
Related party	14	23
Fair value of derivative assets	8,822	23,048
Natural gas and natural gas liquids, prepaid expenses and other	25,364	10,468

Total current assets	439,899	410,335

Property and equipment, net of accumulated depreciation of $193,000 and $136,455, respectively	1,372,556	1,105,813
Fair value of derivatives assets	1,057	3,812
Intangible assets, net of accumulated amortization of $52,342 and $31,673, respectively	617,857	638,602
Goodwill	24,540	24,495
Other assets, net	10,343	11,417

Total assets	$2,466,252	$2,194,474

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$408,064	$407,718
Fair value of derivative liabilities	12,130	12,141
Current portion of long-term debt	9,412	10,012
Other current liabilities	67,304	60,400

Total current liabilities	496,910	490,271

Long-term debt	1,207,059	977,118
Deferred tax liability	8,579	8,996
Minority interest in subsidiary	3,840	3,654
Fair value of derivative liabilities	4,071	2,558
Commitments and contingencies	—	—
Partners’ equity	745,793	711,877

Total liabilities and partners’ equity	$2,466,252	$2,194,474

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per unit amounts)

Revenues:
Midstream	$926,726	$837,942	$2,721,193	$2,368,907
Treating	15,956	16,643	48,563	46,223
Profit on energy trading activities	587	700	2,180	1,930

Total revenues	943,269	855,285	2,771,936	2,417,060

Operating costs and expenses:
Midstream purchased gas	841,580	777,644	2,503,523	2,210,465
Treating purchased gas	1,617	2,870	6,208	7,359
Operating expenses	32,404	28,073	89,716	72,874
General and administrative	16,127	11,476	43,010	33,751
(Gain) loss on sale of property	2	132	(1,819)	23
(Gain) loss on derivatives	526	(3,605)	(3,969)	(1,839)
Depreciation and amortization	28,030	22,424	78,525	58,182

Total operating costs and expenses	920,286	839,014	2,715,194	2,380,815

Operating income	22,983	16,271	56,742	36,245
Other income (expense):
Interest expense, net	(20,735)	(15,372)	(56,681)	(35,774)
Other	254	103	522	103

Total other income (expense)	(20,481)	(15,269)	(56,159)	(35,671)

Income before minority interest and taxes	2,502	1,002	583	574
Minority interest in subsidiary	(136)	(41)	(186)	(223)
Income tax provision	(236)	(58)	(655)	(356)

Net income (loss) before cumulative effect of change in accounting principle	2,130	903	(258)	(5)
Cumulative effect of change in accounting principle	—	—	—	689

Net income (loss)	$2,130	$903	$(258)	$684

General partner interest in net income	$4,737	$4,143	$13,444	$12,181

Limited partners’ interest in net income (loss)	$(2,607)	$(3,240)	$(13,702)	$(11,497)

Net income (loss) before cumulative effect of change in accounting principle per limited partners’ unit (see Note 1(c)):
Basic and diluted common unit	$(0.10)	$(0.12)	$(0.51)	$(0.77)

Basic and diluted senior subordinated A unit (see Note 1(c))	$—	$—	$—	$5.31

Basic and diluted senior subordinated series C and D units (see Note 1(c))	$—	$—	$—	$—

Net income (loss) per limited partners’ unit:
Basic and diluted common unit	$(0.10)	$(0.12)	$(0.51)	$(0.74)

Basic and diluted senior subordinated A unit (see Note 1(c))	$—	$—	$—	$5.31

Basic and diluted senior subordinated series C and D units (see Note 1(c))	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners’ Equity
Nine Months Ended September 30, 2007

											Accumulated
											Other
	Common Units		Subordinated Units		Sr. Subordinated C Units		Sr. Subordinated D Units		General Partner Interest		Comprehensive
	$	Units	$	Units	$	Units	$	Units	$	Units	Income	Total
	(In thousands, except unit amounts)
	(Unaudited)

Balance, December 31, 2006	$330,492	19,616,172	$(6,402)	7,001,000	$359,319	12,829,650	—	—	$20,472	805,037	$7,996	$711,877
Proceeds from exercise of unit options	1,590	86,020	—	—	—	—	—	—	—	—	—	1,590
Net proceeds from issuance of senior subordinated D units	—	—	—	—	—	—	$99,942	3,875,340	—	—	—	99,942
Conversion of units	(3,872)	2,333,000	3,872	(2,333,000)			—	—	—	—	—	—
Conversion of restricted units for common units, net of units withheld for taxes	(329)	24,827	—	—	—	—	—	—	—	—	—	(329)
Capital contributions	—	—	—	—	—	—	—	—	2,790	81,351	—	2,790
Stock-based compensation	3,834	—	883	—	—	—	—	—	3,918	—	—	8,635
Distributions	(36,504)	—	(9,195)	—	—	—	—	—	(18,030)	—	—	(63,729)
Net income (loss)	(10,812)	—	(2,890)	—	—	—	—	—	13,444	—	—	(258)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	(4,300)	(4,300)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(10,425)	(10,425)

Balance, September 30, 2007	$284,399	22,060,019	$(13,732)	4,668,000	$359,319	12,829,650	$99,942	3,875,340	$22,594	886,388	$(6,729)	$745,793

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Net income (loss)	$2,130	$903	$(258)	$684
Hedging gains or losses reclassified to earnings	(1,023)	(2,550)	(4,300)	(1,110)
Adjustment in fair value of derivatives	(6,087)	11,667	(10,425)	14,498

Comprehensive income (loss)	$(4,980)	$10,020	$(14,983)	$14,072

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(258)	$684
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,525	58,182
Non-cash stock-based compensation	8,635	6,210
Cumulative effect of change in accounting principle	—	(689)
(Gain) loss on sale of property	(1,819)	23
Deferred tax expense	133	637
Minority interest in subsidiary	186	223
Non-cash derivatives loss	2,669	(430)
Amortization of debt issue costs	1,953	2,046
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable, accrued revenue, and other	(19,513)	127,198
Natural gas and natural gas liquids and prepaid expenses	(15,113)	6,200
Accounts payable, accrued gas purchases and other accrued liabilities	47,857	(124,378)
Fair value of derivatives	1,088	—

Net cash provided by operating activities	104,343	75,906

Cash flows from investing activities:
Additions to property and equipment	(328,677)	(203,454)
Acquisitions and asset purchases	—	(569,074)
Proceeds from sale of property	2,977	979

Net cash used in investing activities	(325,700)	(771,549)

Cash flows from financing activities:
Proceeds from borrowings	1,012,000	1,432,639
Payments on borrowings	(782,659)	(1,053,806)
Increase (decrease) in drafts payable	(37,988)	6,155
Debt refinancing costs	(879)	(5,597)
Distributions to partners	(63,729)	(55,958)
Proceeds from exercise of unit options	1,590	3,295
Net proceeds from issuance of senior subordinated units	99,942	359,316
Contributions from partners	2,790	9,267
Restricted units withheld for taxes	(329)	—

Net cash provided by financing activities	230,738	695,311

Net increase (decrease) in cash and cash equivalents	9,381	(332)
Cash and cash equivalents, beginning of period	824	1,405

Cash and cash equivalents, end of period	$10,205	$1,073

Cash paid for interest	$57,925	$31,854
Cash paid for capital expenditure liabilities assumed in assets acquired	—	$28,841

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

(1)	General

Unless the context requires otherwise, references to “we”,“us”,“our” or the “Partnership” mean Crosstex Energy, L.P. and its consolidated subsidiaries.

Crosstex Energy, L.P., a Delaware limited partnership formed on July 12, 2002, is engaged in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids (NGLs). The Partnership connects the wells of natural gas producers in the geographic areas of its gathering systems in order to purchase the gas production, treats natural gas to remove impurities to ensure that it meets pipeline quality specifications, processes natural gas for the removal of NGLs, transports natural gas and NGLs and ultimately provides natural gas and NGLs to a variety of markets. In addition, the Partnership purchases natural gas and NGLs from producers not connected to its gathering systems for resale and sells natural gas and NGLs on behalf of producers for a fee.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of share-based compensation charged to general and administrative expense	$3,029	$2,005	$7,458	$5,402
Cost of share-based compensation charged to operating expense	520	323	1,177	808

Total amount charged to income before cumulative effect of accounting change	$3,549	$2,328	$8,635	$6,210

Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2007 is provided below:

	Nine Months Ended
	September 30, 2007
		Weighted Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value

Non-vested, beginning of period	336,504	$31.97
Granted	209,112	35.35
Vested	(34,042)	22.06
Forfeited	(16,145)	25.93

Non-vested, end of period	495,429	$34.28

Aggregate intrinsic value, end of period (in thousands)	$17,082

In July 2007, the Partnership’s executive officers were granted restricted units based on the accomplishment of certain performance targets. The target number of restricted units for all executives of 47,742 will be increased (up to a maximum of 200% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2007 through January 2010) compared to the Partnership’s target average growth rate of 10.5%. The restricted unit activity for the nine months ended September 30, 2007 reflects 47,742 performance-based restricted unit grants for executive officers based on current performance models. The performance-based restricted units are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria. All performance-based awards greater than the minimum performance grants will be subject to reevaluation and adjustment until the restricted units vest in January 2010.

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of units vested during the nine month period ended September 30, 2007 was $1.2 million. As of September 30, 2007, there was $8.2 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Unit Options

The following weighted average assumptions were used for the Black-Scholes option pricing model for grants during the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Crosstex Energy, L.P. Unit Options Granted:	2007	2006	2007	2006

Weighted average distribution yield	5.75%	5.5%	5.75%	5.5%
Weighted average expected volatility	32.0%	33.0%	32.0%	33.0%
Weighted average risk free interest rate	4.55%	4.80%	4.40%	4.79%
Weighted average expected life	6 years	6 years	6 years	6 years
Weighted average contractual life	10 years	10 years	10 years	10 years
Weighted average fair value of unit options granted	$7.23	$7.88	$6.23	$7.45

A summary of the unit option activity for the nine months ended September 30, 2007 is provided below:

	Nine Months Ended
	September 30, 2007
	Number of	Weighted Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price

Outstanding, beginning of period	926,156	$25.70
Granted	347,599	37.30
Exercised	(86,020)	18.45
Forfeited	(59,289)	29.43
Expired	(7,165)	31.24

Outstanding, end of period	1,121,281	$29.62

Options exercisable at end of period	282,199	$27.76
Weighted average contractual term (years) end of period:
Options outstanding	7.9
Options exercisable	7.4
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$6,413
Options exercisable	$1,909

The total intrinsic value of unit options exercised during the nine months ended September 30, 2006 and 2007 was $7.4 million and $1.6 million, respectively. The intrinsic value of unit options exercised during the three months ended September 30, 2006 and 2007 was $0.4 million and $0.2 million, respectively. The total fair value of options exercised during the nine months ended September 30, 2006 and 2007 was $0.2 million and $0.3 million, respectively. The total fair value of options exercised during the three months ended September 30, 2006 and 2007 was less than $100,000 for both periods. As of September 30, 2007, there was $2.9 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CEI Restricted Shares

CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the nine months ended September 30, 2007 is provided below:

	Nine Months Ended
	September 30, 2007
		Weighted Average
	Number of	Grant-Date
Crosstex Energy, Inc. Restricted Shares:	Shares	Fair Value

Non-vested, beginning of period	751,749	$17.03
Granted	231,610	29.11
Vested	(75,156)	14.32
Forfeited	(43,403)	13.51

Non-vested, end of period	864,800	$20.67

Aggregate intrinsic value, end of period (in thousands)	$32,940

In July 2007, the Partnership’s executive officers were granted restricted shares based on the accomplishment of certain performance targets. The target number of restricted shares for all executives of 55,131 will be increased (up to a maximum of 200% of the target number of units) or decreased (to a minimum of 30% of the target number of units) based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over the three-year period from January 2007 through January 2010) compared to the Partnership’s target average growth rate of 10.5%. The restricted share activity for the nine months ended September 30, 2007 reflects 55,131 performance-based restricted share grants for executive officers based on current performance models. The performance-based restricted shares are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria. All performance-based awards greater than the minimum performance grants will be subject to reevaluation and adjustment until the restricted shares vest in January 2010.

The aggregate intrinsic value of shares vested during the nine months ended September 30, 2007 was $2.9 million. As of September 30, 2007 there was $8.3 million of unrecognized compensation costs related to non-vested CEI restricted stock. The cost is expected to be recognized over a weighted average period of 2.3 years.

CEI Options

No CEI stock options have been granted to, or exercised or forfeited by, any officers or employees of the Partnership during the nine months ended September 30, 2006 and 2007. The following is a summary of the CEI stock options outstanding attributable to officers and employees of the Partnership as of September 30, 2007:

Outstanding stock options (non exercisable)	30,000
Weighted average exercise price	$13.33
Aggregate intrinsic value	$742,700
Weighted average remaining contractual term	7.2 years

As of September 30, 2007, there was $41,000 of unrecognized compensation costs related to non-vested CEI stock options held by employees of the Partnership. The cost is expected to be recognized over a weighted average period of 2 years.

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Earnings per Unit and Dilution Computations

The Partnership’s common units and subordinated units participate in earnings and distributions in the same manner for all historical periods and are therefore presented as a single class of common units for earnings per unit computations. The various series of senior subordinated units are also considered common securities, but because they do not participate in cash distributions during the subordination period are presented as separate classes of common equity. Each of the series of senior subordinated units were issued at a discount to the market price of the common units they are convertible into at the end of the subordination period. These discounts represent beneficial conversion features (BCFs) under EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” Under EITF 98-5 and related accounting guidance, a BCF represents a non-cash distribution that is treated in the same way as a cash distribution for earnings per unit computations. Since the conversion of all the series of senior subordinated units into common units are contingent (as described with the terms of such units) until the end of the subordination periods for each series of units, the BCF associated with each series of senior subordinated units is not reflected in earnings per unit until the end of such subordination periods when the criteria for conversion are met. Following is a summary of the BCFs attributable to the senior subordinated units outstanding during 2006 and 2007 (in thousands):

		End of Subordination
	BCF	Period

Senior subordinated A units	$7,941	February 2006
Senior subordinated series C units	$121,112	February 2008
Senior subordinated series D units	$34,297	March 2009

The following table reflects the computation of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Limited partners’ interest in net income (loss)	$(2,607)	$(3,240)	$(13,702)	$(11,497)

Distributed earnings allocated to:
Common units(1)	$15,490	$14,364	$45,699	$41,189
Senior subordinated A units(2)	—	—	—	7,941

Total distributed earnings	$15,490	$14,364	$45,699	$49,130

Undistributed loss allocated to:
Common units(3)	$(18,097)	$(17,604)	$(59,401)	$(60,627)
Senior subordinated A units	—	—	—	—

Total undistributed earnings (loss)	$(18,097)	$(17,604)	$(59,401)	$(60,627)

Net income (loss) allocated to:
Common units	$(2,607)	$(3,240)	$(13,702)	$(19,438)
Senior subordinated A units	—	—	—	7,941

Total limited partners’ interest in net income (loss)	$(2,607)	$(3,240)	$(13,702)	$(11,497)

Cumulative effect of the change in accounting principle:
Common units	$—	$—	$—	$689
Senior subordinated A, C and D units	—	—	—	—

Total cumulative effect of the change in accounting principle	$—	$—	$—	$689

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic and diluted net income (loss) per unit before cumulative effect of change in accounting principle:
Common units	$(0.10)	$(0.12)	$(0.51)	$(0.77)

Senior subordinated A units	$—	$—	$—	$5.31

Senior subordinated series C and D units	$—	$—	$—	$—

Basic and diluted cumulative effect of change in accounting principle per unit:
Common units	$—	$—	$—	$0.03

Senior subordinated A, C and D units	$—	$—	$—	$—

Basic and diluted net income (loss) per unit:
Common units	$(0.10)	$(0.12)	$(0.51)	$(0.74)

Senior subordinated A units	$—	$—	$—	$5.31

Senior subordinated series C and D units	$—	$—	$—	$—

(1)	Represents distributions paid to common and subordinated unitholders.

(2)	Represents BCF recognized at end of subordination period for senior subordinated A units.

(3)	All undistributed earnings and losses are allocated to common units during the subordination period.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner common unit and senior subordinated A unit for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	26,718	26,602	26,682	26,245

Weighted average senior subordinated A units outstanding	—	—	—	1,495

All common equivalents were anti-dilutive in the three and nine months ended September 30, 2007 and 2006 because the limited partners were allocated a net loss in the periods.

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

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(excluding senior subordinated units) and the common units. The net income allocated to the general partner is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income allocation for incentive distributions	$6,281	$5,233	$17,545	$14,924
Stock-based compensation attributable to CEI’s stock options and restricted shares	(1,491)	(1,024)	(3,822)	(2,508)
2% general partner interest in net loss	(53)	(66)	(279)	(235)

General partner share of net income	$4,737	$4,143	$13,444	$12,181

(d)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115” (SFAS 119) permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial statements.

(2)	Significant Asset Purchases and Acquisitions

On June 29, 2006, the Partnership acquired certain natural gas gathering pipeline systems and related facilities in the Barnett Shale (the North Texas Gathering (NTG) assets) from Chief Holdings LLC (Chief) for a purchase price of approximately $475.3 million (the Chief Acquisition). The NTG assets included five gathering systems and planned gathering pipelines, located in parts of Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson Counties, Texas. The NTG assets also included a 125 million cubic feet per day carbon dioxide treating

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plant and compression facilities with 26,000 horsepower. The gas gathering systems consisted of approximately 210 miles of existing gathering pipelines, ranging from four inches to twelve inches in diameter.

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

Pro Forma
Nine Months Ended
September 30, 2006
(Unaudited)

Revenue	$2,431,110
Net income (loss)	$(3,933)
Net income (loss) per limited partner unit:
Basic and diluted common units	$(0.91)
Basic and diluted senior subordinated A unit	$5.31
Weighted average limited partners’ units outstanding:
Basic and diluted common units	26,245
Basic and diluted senior subordinated A unit	1,495

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

(3)	Long-Term Debt

As of September 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2007 and December 31, 2006 were 7.06% and 7.20%, respectively	$725,000	$488,000
Senior secured notes, weighted average interest rates at September 30, 2007 and December 31, 2006 were 6.75% and 6.76%, respectively	491,471	498,530
Note payable to Florida Gas Transmission Company	—	600

	1,216,471	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,207,059	$977,118

Credit Facility.  In September 2007, the Partnership increased borrowing capacity under the bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of September 30, 2007, $826.8 million was outstanding under the bank credit facility, including $101.8 million of letters of credit, leaving approximately $358.2 million available for future borrowing.

In April 2007, the Partnership amended its bank credit facility, effective as of March 28, 2007, to increase the maximum permitted leverage ratio for the fiscal quarter ending September 30, 2007 and each fiscal quarter thereafter. The maximum leverage ratio (total funded debt to consolidated earnings before interest, taxes, depreciation and amortization) is as follows (provided, however, that during an acquisition period as defined in the bank credit facility the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable ratio set forth below):

•	5.25 to 1.00 for fiscal quarters through December 31, 2007;

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	5.00 to 1.00 for any fiscal quarter ending March 31, 2008 through September 2008;

•	4.75 to 1.00 for fiscal quarters ending December 31, 2008 and March 31, 2009; and

•	4.50 to 1.00 for any fiscal quarter ending thereafter.

Additionally, the bank credit facility now provides that (i) if the Partnership or its subsidiaries incur unsecured note indebtedness, the leverage ratio will shift to a two-tiered structure and (ii) during periods where the Partnership has outstanding unsecured note indebtedness, the Partnership’s leverage ratio cannot exceed 5.50 to 1.00 and the Partnership’s senior leverage ratio cannot exceed 4.50 to 1.00. The other material terms and conditions of the credit facility remained unchanged.

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. See Note (5) to the financial statements for a discussion of interest rate swaps.

Senior Secured Notes.  In April 2007, the Partnership amended the senior note agreement, effective as of March 30, 2007, to (i) provide that if the Partnership’s leverage ratio at the end of any fiscal quarter exceeds certain limitations, the Partnership will pay the holders of the senior secured notes an excess leverage fee based on the daily average outstanding principal balance of the senior secured notes during such fiscal quarter multiplied by certain percentages set forth in the senior note agreement; (ii) increase the rate of interest on each senior secured note by 0.25% if, at any given time during an acquisition period (as defined in the senior note agreement), the leverage ratio exceeds 5.25 to 1.00; (iii) cause the leverage ratio to shift to a two-tiered structure if the Partnership or its subsidiaries incur unsecured note indebtedness; and (iv) limit the Partnership’s leverage ratio to 5.25 to 1.00 and the Partnership’s senior leverage ratio to 4.25 to 1.00 during periods where the Partnership has outstanding unsecured note indebtedness. The other material items and conditions of the senior note agreement remained unchanged.

The Partnership was in compliance with all debt covenants as of September 30, 2007 and expects to be in compliance with debt covenants for the next twelve months.

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

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Distributions

In accordance with the partnership agreement, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders (other than the senior subordinated unitholders) and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13% of amounts we distribute in excess of $0.25 per unit, 23% of the amounts we distribute in excess of $0.3125 per unit and 48% of amounts we distribute in excess of $0.375 per unit. Incentive distributions totaling $6.3 million and $5.2 million were earned by our general partner for the three months ended September 30, 2007 and September 30, 2006, respectively. Incentive distributions totaling $17.5 million and $14.9 million were earned in the nine-month periods ending September 30, 2007 and September 30, 2006, respectively. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.25 per unit, plus arrearages, prior to any distribution of available cash to the holders of subordinated units. Subordinated units will not accrue any arrearages with respect to distributions for any quarter.

The Partnership has declared a third quarter 2007 distribution of $0.59 per unit to be paid on November 15, 2007 to unitholders of record as of November 2, 2007.

(5)	Derivatives

Interest Rate Swaps

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk.

The Partnership has entered into eight interest rate swaps as of September 30, 2007 as shown below:

					Notional Amounts
Trade Date	Term	From	To	Rate	(In thousands):

November 14, 2006	3 years	November 28, 2006	November 30, 2009	4.950%	$50,000
March 13, 2007	3 years	March 30, 2007	March 31, 2010	4.875%	$50,000
July 30, 2007	3 years	August 30, 2007	August 30, 2010	5.070%	$100,000
August 6, 2007	3 years	August 30, 2007	August 30, 2010	4.970%	$50,000
August 9, 2007	2 years	November 30, 2007	November 30, 2009	4.950%	$50,000
August 16, 2007	3 years	October 31, 2007	October 31, 2010	4.775%	$50,000
September 5, 2007	3 years	September 28, 2007	September 30, 2010	4.700%	$50,000
September 11, 2007	3 years	October 31, 2007	October 31, 2010	4.540%	$50,000

					$450,000

Each swap fixes the three month LIBOR rate, prior to credit margin, at the indicated rates for the specified amounts of related debt outstanding over the term of each swap agreement. The Partnership has elected to designate all interest rate swaps (except the November 2006 swap) as cash flow hedges for FAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the designated interest rate swaps are recorded in accumulated other comprehensive income until the related interest rate expense is recognized in earnings. Unrealized gains and losses relating to the November 2006 interest rate swap are recorded through the consolidated statement of operations in gain on derivatives over the period hedged.

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of (gain)/loss on derivatives in the consolidated statements of operations relating to interest rate swaps are (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Change in fair value of derivatives that do not qualify for hedge accounting	$745	$460
Realized gains on derivatives	(180)	(361)
Ineffective portion of derivatives qualifying for hedge accounting	—	—

	$565	$99

No prior year comparisons are listed because interest rate swaps were entered into after September 30, 2006.

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	September 30,	December 31,
	2007	2006

Fair value of derivative assets — current	$145	$89
Fair value of derivative assets — long-term	9	—
Fair value of derivative liabilities — current	(581)	—
Fair value of derivative liabilities — long-term	(2,726)	—

Net fair value of derivatives	$(3,153)	$89

At September 30, 2007 an unrealized loss of $2.9 million was recorded in accumulated other comprehensive income related to the interest rate swaps.

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

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of (gain)/loss on derivatives in the consolidated statements of operations, excluding interest rate swaps, are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Change in fair value of derivatives that do not qualify for hedge accounting	$2,248	$(3,335)	$2,172	$(336)
Realized (gains) losses on derivatives	(2,344)	(85)	(6,360)	(1,409)
Ineffective portion of derivatives qualifying for hedge accounting	57	(185)	120	(94)

	$(39)	$(3,605)	$(4,068)	$(1,839)

The fair value of derivative assets and liabilities, excluding interest rate swaps, are as follows (in thousands):

	September 30,	December 31,
	2007	2006

Fair value of derivative assets — current	$8,677	$22,959
Fair value of derivative assets — long term	1,048	3,812
Fair value of derivative liabilities — current	(11,549)	(12,141)
Fair value of derivative liabilities — long term	(1,345)	(2,558)

Net fair value of derivatives	$(3,169)	$12,072

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2007 (all gas quantities are expressed in British Thermal Units and all liquid quantities are expressed in gallons). The remaining term of the contracts extend no later than December 2008 for derivatives, excluding third-party on-system financial swaps, and extend to June 2010 for third-party on-system financial swaps. The Partnership’s counterparties to hedging contracts include BP Corporation, Total Gas & Power, Fortis, UBS Energy, Morgan Stanley, Sempra Energy Trading and J. Aron & Co., a subsidiary of Goldman Sachs. Changes in the fair value of the Partnership’s derivatives related to third-party producers’ and customers’ gas marketing activities are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings and the ineffective portion is recorded in earnings.

September 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Cash Flow Hedges:
Natural gas swaps	15,000	NYMEX less a basis of $0.72 or fixed prices ranging from $7.355 to $10.855	October 2007 — December 2007	$(14)
Natural gas swaps	(2,481,000)	settling against various Inside FERC Index prices	October 2007 — December 2008	2,992

Total natural gas swaps designated as cash flow hedges				$2,978

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Liquids swaps	2,452,081	Fixed prices ranging from $0.61 to $1.6275 settling	February 2008 — March 2008	$626
Liquids swaps	(38,061,999)	against Mt. Belvieu Average of daily postings (non-TET)	October 2007 — December 2008	$(7,556)

Total liquids swaps designated as cash flow hedges				$(6,930)

Mark to Market Derivatives:
Swing swaps	793,600	Prices ranging from Inside FERC Index plus $0.01 to	October 2007	$(32)
Swing swaps	(1,736,000)	Inside FERC Index plus $0.085 settling against various Gas Daily Index prices	October 2007	28

Total swing swaps				$(4)

Physical offset to swing swap transactions	1,736,000	Prices of various Inside FERC Index prices settling	October 2007	—
Physical offset to swing swap transactions	(793,600)	against various Gas Daily Index prices	October 2007	—

Total physical offset to swing swaps				$—

Basis swaps	12,357,454	NYMEX less a basis of $0.83 to NYMEX plus a basis of $0.465 or fixed	October 2007 — March 2008	$326
Basis swaps	(13,331,954)	prices ranging from $9.61 to $10.505 settling against various Inside FERC Index prices.	October 2007 — March 2008	419

Total basis swaps				$745

Physical offset to basis swap transactions	4,254,954	Prices ranging from Inside FERC Index less $0.59 to Inside FERC Index plus $0.085 or a fixed price of	October 2007 — December 2007	$(25,139)

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Physical offset to basis swap transactions	(3,934,954)	$9.50 settling against various Inside FERC Index prices	October 2007	25,549

Total physical offset to basis swap transactions				$410

Third party on-system financial swaps	5,336,850	Fixed prices ranging from $5.495 to $11.57 settling against various Inside FERC Index prices	October 2007 — June 2010	$(2,616)

Total third party on-system financial swaps				$(2,616)

Physical offset to third party on-system transactions	(5,336,850)	Fixed prices ranging from $5.545 to $11.62 settling against various Inside FERC Index prices	October 2007 — June 2010	$2,989

Total physical offset to third party on-system swaps				$2,989

Processing margin (gas) swaps	156,146	Fixed prices ranging from $7.64 to $8.30 settling against various Inside FERC Index prices	October 2007 — December 2007	$(206)

Total processing margin (gas) swaps				$(206)

Processing margin (liquids) swaps	(1,533,832)	Fixed prices ranging from $0.7125 to $1.67 settling against Mt. Belvieu Average of daily postings (non-TET)	October 2007 — December 2007	$(287)

Total processing margin (liquid) swaps				$(287)

Storage swap transactions	92,150	Fixed prices ranging from $7.75 to $9.53 settling against various Inside FERC	October 2007 — February 2008	$(29)

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007
	Total		Remaining Term
Transaction Type	Volume	Pricing Terms	of Contracts	Fair Value
				(In thousands)

Storage swap transactions	(374,950)	Index prices	October 2007 — February 2008	$34

Total storage swap transactions				$5

Natural gas liquid puts:
Liquid put options (purchased)	20,289,864	Fixed prices ranging from $0.565 to $1.26 settling against Mt.	October 2007 — December 2007	$1
Liquid put options (sold)	(16,221,005)	Belvieu Average Daily Index	October 2007 — December 2007	(1)

Total natural gas liquid puts				$—

Natural gas puts:
Gas puts options (sold)	(460,000)	Fixed price of $5.86 settling against Inside FERC Index price	October 2007 — December 2007	$(253)

Total natural gas puts				$(253)

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits, and monitors the appropriateness of these limits on an ongoing basis.

Impact of Cash Flow Hedges

Natural Gas

For the nine months ended September 30, 2007 and 2006, net gains on cash flow hedge contracts of natural gas increased gas revenue by $4.3 million and $3.1 million, respectively. For the three months ended September 30, 2007 and 2006, net gains on cash flow hedge contracts of natural gas increased gas revenue by $1.6 million and $2.7 million, respectively. As of September 30, 2007, an unrealized derivative fair value net gain of $2.9 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). Of this net amount, a $2.9 million gain is expected to be reclassified into earnings through September 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of cash flow hedge contracts related to October 2007 gas production increased gas revenue by approximately $0.5 million.

Liquids

For the nine months ended September 30, 2007, net losses on cash flow hedge contracts of NGLs decreased liquids revenue by approximately $0.6 million. For the nine months ended September 30, 2006, net gains on cash flow hedge contracts of NGLs increased liquids revenue by approximately $0.8 million. For the three months ended September 30, 2007 and 2006, net losses on cash flow hedge contracts of NGLs decreased liquids revenue by

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2007, an unrealized derivative fair value loss of $6.8 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). As of September 30, 2007, $6.3 million of the fair value loss is expected to be reclassified into earnings through September 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less Than	One to	More Than	Total
	One Year	Two Years	Two Years	Fair Value

September 30, 2007	$613	$133	$37	$783

(6)	Transactions with Related Parties

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

The table below lists related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Treating Fees
Camden	$568	$635	$1,711	$2,033
Erskine	162	309	688	1,012
Approach	—	—	—	319
Gas Purchases
Camden	$4,955	$7,795	$19,513	$26,500

(7)	Commitments and Contingencies

(a)	Employment Agreements

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

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Midstream	Treating	Corporate	Totals
	(In thousands)

Three months ended September 30, 2007:
Sales to external customers	$926,726	$15,956	$—	$942,682
Profit on energy trading activities	587	—	—	587
Purchased gas	(841,580)	(1,617)	—	(843,197)
Operating expenses	(26,329)	(6,075)	—	(32,404)

Segment profit	$59,404	$8,264	$—	$67,668

Intersegment sales	$3,421	$(3,421)	$—	$—
Gain (loss) on derivatives	$(776)	$—	$250	$(526)
Depreciation and amortization	$(23,879)	$(2,958)	$(1,193)	$(28,030)
Capital expenditures (excluding acquisitions)	$91,258	$5,832	$2,077	$99,167
Identifiable assets	$2,199,868	$219,659	$46,725	$2,466,252
Three months ended September 30, 2006:
Sales to external customers	$837,942	$16,643	$—	$854,585
Profit on energy trading activities	700	—	—	700
Purchased gas	(777,644)	(2,870)	—	(780,514)
Operating expenses	(22,775)	(5,298)	—	(28,073)

Segment profit	$38,223	$8,475	$—	$46,698

Intersegment sales	$3,201	$(3,201)	$—	$—
Gain (loss) on derivatives	$3,591	$14	$—	$3,605
Depreciation and amortization	$(17,216)	$(4,355)	$(853)	$(22,424)
Capital expenditures (excluding acquisitions)	$99,565	$15,081	$1,531	$116,177
Identifiable assets	$1,824,710	$199,529	$28,874	$2,053,113
Nine months ended September 30, 2007:
Sales to external customers	$2,721,193	$48,563	$—	$2,769,756
Profit on energy trading activities	2,180	—	—	2,180
Purchased gas	(2,503,523)	(6,208)	—	(2,509,731)
Operating expenses	(72,885)	(16,831)	—	(89,716)

Segment profit	$146,965	$25,524	$—	$172,489

Intersegment sales	$10,771	$(10,771)	$—	$—
Gain (loss) on derivatives	$4,082	$(14)	$(99)	$3,969
Depreciation and amortization	$(65,000)	$(10,261)	$(3,264)	$(78,525)
Capital expenditures (excluding acquisitions)	$302,057	$18,846	$4,824	$325,727
Identifiable assets	$2,199,868	$219,659	$46,725	$2,466,252

CROSSTEX ENERGY, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Midstream	Treating	Corporate	Totals
	(In thousands)

Nine months ended September 30, 2006:
Sales to external customers	$2,368,907	$46,223	$—	$2,415,130
Profit on energy trading activities	1,930	—	—	1,930
Purchased gas	(2,210,465)	(7,359)	—	(2,217,824)
Operating expenses	(58,471)	(14,403)	—	(72,874)

Segment profit	$101,901	$24,461	$—	$126,362

Intersegment sales	$8,151	$(8,151)	$—	$—
Gain (loss) on derivatives	$1,832	$7	$—	$1,839
Depreciation and amortization	$(44,673)	$(11,017)	$(2,492)	$(58,182)
Capital expenditures (excluding acquisitions)	$176,128	$24,791	$5,299	$206,218
Identifiable assets	$1,824,710	$199,529	$28,874	$2,053,113

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Segment profits	$67,668	$46,698	$172,489	$126,362
General and administrative expenses	(16,127)	(11,476)	(43,010)	(33,751)
Gain (loss) on derivatives	(526)	3,605	3,969	1,839
Gain (loss) on sale of property	(2)	(132)	1,819	(23)
Depreciation and amortization	(28,030)	(22,424)	(78,525)	(58,182)

Operating income	$22,983	$16,271	$56,742	$36,245

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware limited partnership formed on July 12, 2002 to indirectly acquire substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. We have two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast, in the north Texas Barnett Shale area, and in Louisiana and Mississippi. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs), as well as providing certain producer services, while our Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the nine months ended September 30, 2007, 84% of our gross margin was generated in the Midstream division with the balance in the Treating division. We manage our operations by focusing on gross margin because our business is generally to purchase and resell gas for a margin, or to gather, process, transport, market or treat gas and NGLs for a fee. We buy and sell most of our gas at a fixed relationship to the relevant index price so our margins on gas sales are not significantly affected by changes in gas prices. In addition, we receive certain fees for processing based on a percentage of the liquids produced and enter into hedge contracts for our expected share of the liquids to protect our margins from changes in liquids prices. As explained under “Commodity Price Risk” below, we enter into financial instruments to reduce volatility in our gross margin due to price fluctuations.

During the past five years we have grown significantly as a result of our construction and acquisition of gathering and transmission pipelines and treating and processing plants. From January 1, 2003 through September 30, 2007, we have invested $2.1 billion to develop or acquire new assets. The purchased assets were acquired from numerous sellers at different periods and were accounted for under the purchase method of accounting. Accordingly, the results of operations for such acquisitions are included in our financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

Our Midstream segment margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through our pipeline systems or processed at our processing facilities, and the volumes of NGLs handled at our fractionation facilities. Our Treating segment margins are largely a function of the number and size of treating plants in operation and fees earned for removing impurities from NGLs at a non-operated processing plant. We generate revenues from five primary sources:

•	purchasing and reselling or transporting natural gas on the pipeline systems we own;

•	processing natural gas at our processing plants and fractionating and marketing the recovered NGLs;

•	treating natural gas at our treating plants;

•	recovering carbon dioxide and NGLs at a non-operated processing plant; and

•	providing compression and processing services

•	providing off-system marketing services for producers.

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

We generate treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 28% and 31% of the operating income in our Treating division for the nine months ended September 30, 2007 and 2006, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for approximately 48% and 51% of the operating income in our Treating division for the nine months ended September 30, 2007 and 2006, respectively; or

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 24% and 18% of the operating income in our Treating division for the nine months ended September 30, 2007 and 2006, respectively.

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

On June 29, 2006, we acquired the natural gas gathering pipeline systems and related facilities in the Barnett Shale (the North Texas Gathering (NTG) assets) from Chief Holdings LLC for $475.3 million. The NTG assets included five gathering systems and planned gathering pipelines located in Parker, Tarrant, Denton, Palo Pinto, Erath, Hood, Somervell, Hill and Johnson Counties, Texas. The acquired assets also included a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At closing, approximately 160,000 net acres previously owned by Chief and acquired by Devon simultaneously with our acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, we began expanding our north Texas pipeline gathering system. Since the date of acquisition through September 30, 2007, we connected approximately 235 new wells to our gathering system and increased the dedicated acres owned by other producers by approximately 42,000 net acres. In addition, we have a total of 75,000 horsepower of compression to handle the increased volumes and provide low-pressure gathering service. We also added three processing plants totaling 285,000 Mcf/d of processing capacity and two 30,000 Mcf/d dew point control plants (JT plants) in order to remove hydrocarbon liquids from growing gas streams. We have also installed two 40 gallon per minute and one 100 gallon per minute amine treating facilities to provide carbon dioxide removal capability. We have increased total throughput on this gathering system from approximately 115 MMcf/d at the time of acquisition to 369 MMcf/d for the month of September 2007. We refer to the acquired assets and the other gathering assets we are building in the area as the North Texas Gathering (NTG) assets.

On February 1, 2006, we acquired 48 amine treating plants from a subsidiary of Hanover Compression Company for $51.7 million.

On October 3, 2006, we acquired the amine-treating business of Cardinal Gas Solutions L.P. for $6.3 million. The acquisition added 10 dew point control plants and 50% of seven amine-treating plants to our plant portfolio. On

March 28, 2007, we acquired the remaining 50% interest in the amine-treating plants for approximately $1.5 million.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Midstream revenues	$926.7	$837.9	$2,721.2	$2,368.9
Midstream purchased gas	(841.6)	(777.6)	(2,503.5)	(2,210.5)
Profit on energy trading activities	0.6	0.7	2.2	1.9

Midstream gross margin	85.7	61.0	219.9	160.3

Treating revenues	16.0	16.6	48.6	46.2
Treating purchased gas	(1.6)	(2.8)	(6.3)	(7.3)

Treating gross margin	14.4	13.8	42.3	38.9

Total gross margin	$100.1	$74.8	$262.2	$199.2

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,332,000	1,396,000	1,993,000	1,361,000
Processing	2,156,000	2,151,000	2,079,000	2,029,000
Producer services	92,000	95,000	95,000	152,000
Plants in service at end of period	195	176	195	176

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $85.7 million for the three months ended September 30, 2007 compared to $61.0 million for the three months ended September 30, 2006, an increase of $24.7 million, or 40.5%. The increase was primarily due to a favorable processing environment for natural gas liquids combined with increased throughput on the gathering and transportation assets due to system expansion projects. Profit on energy trading activities showed only a slight decrease for the comparative period.

Crosstex acquired the North Texas Gathering (NTG) assets from Chief in June 2006. These assets combined with the North Texas Pipeline (NTPL) and related facilities contributed $15.2 million of gross margin growth during the three months ended September 30, 2007 over the same period in 2006. The NTPL and NTG assets accounted for $12.6 million of this increase. The processing facilities in the region contributed an additional $2.6 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed margin growth of $5.9 million during the third quarter of 2007 over the same period in 2006. The Plaquemine and Gibson plant group contributed margin growth of $2.7 million due to a favorable gas processing environment. Volume increases on the Mississippi system contributed gross margin growth of $2.4 million. Decreased residue pricing led to a $0.9 million decline in gross margin on the Gregory Gathering system.

Treating gross margin was $14.4 million for the three months ended September 30, 2007 compared to $13.8 million in the same period in 2006, an increase of $0.6 million, or 4.1%. Treating plants, dew point control plants, and related equipment in service increased from 176 plants at September 30, 2006 to 195 plants at September 30, 2007. Gross margin growth for the period is attributed to plant additions from inventory, partially offset by the fact that plants put in service were generally smaller on average in 2007 than in 2006.

Operating Expenses.  Operating expenses were $32.4 million for the three months ended September 30, 2007 compared to $28.1 million for the three months ended September 30, 2006, an increase of $4.3 million, or 15.4%.

The $4.3 million increase in operating expenses primarily relates to the NTPL, the NTG assets and the north Louisiana operations expansion. Operating expenses included $0.5 million of stock-based compensation expense for the three months ended September 30, 2007 compared to $0.3 million of stock-based compensation expense for the three months ended September 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $16.1 million for the three months ended September 30, 2007 compared to $11.5 million for the three months ended September 30, 2006, an increase of $4.7 million, or 40.5%. Additions to headcount associated with the requirements of the NTG assets, NTPL and the expansion in north Louisiana accounted for the majority of the increase. General and administrative expenses included stock-based compensation expense of $3.0 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively.

Gain/Loss on Derivatives.  We had a loss on derivatives of $0.5 million for the three months ended September 30, 2007 compared to a gain of $3.6 million for the three months ended September 30, 2006. The loss in 2007 includes a loss of $0.6 million associated with our processing margin hedges (including $0.5 million of realized losses) and a net loss of $0.6 million associated with our interest rate swaps (including $0.2 million of realized gains). These losses were partially offset by a net gain of $0.5 million associated with our basis swaps (including $2.1 million of realized gains) and net gains of $0.2 million related to our third-party on-system and storage financial transactions (including $0.7 of realized gains). The gain in 2006 includes a gain of $1.1 million on puts acquired in 2005 related to the acquisition of the south Louisiana processing assets, a gain of $1.1 million associated with our basis swaps and gains of $1.4 million related to our storage and third-party on-system financial transactions and ineffectiveness.

Depreciation and Amortization.  Depreciation and amortization expenses were $28.0 million for the three months ended September 30, 2007 compared to $22.4 million for the three months ended September 30, 2006, an increase of $5.6 million, or 25.0%. Midstream depreciation and amortization increased $3.5 million due to the NTPL, NTG and north Louisiana expansion project assets. The remaining $2.1 million increase was related to Treating and other assets.

Interest Expense.  Interest expense was $20.7 million for the three months ended September 30, 2007 compared to $15.4 million for the three months ended September 30, 2006, an increase of $5.4 million. The increase relates primarily to an increase in debt outstanding as a result of our NTPL, NTG and north Louisiana expansion projects and other growth projects.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $219.9 million for the nine months ended September 30, 2007 compared to $160.3 million for the nine months ended September 30, 2006, an increase of $59.5 million, or 37.1%. The increase was primarily due to a favorable processing environment for natural gas liquids combined with increased throughput on the gathering and transportation assets due to system expansion projects. Profit on energy trading activities showed only a slight increase for the comparative period.

Crosstex acquired the North Texas Gathering (NTG) assets from Chief in June 2006. These assets combined with the North Texas Pipeline (NTPL) and related facilities contributed $46.2 million of gross margin growth during the nine months ended September 30, 2007 over the same period in 2006. The NTG and NTPL assets accounted for $26.4 million and $13.5 million of this increase, respectively. The processing facilities in the region contributed an additional $6.3 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed margin growth of $9.7 million during the first nine months of 2007 over the same period in 2006. Volume increases on the Mississippi system contributed gross margin growth of $3.0 million. The Eastern region plant group contributed margin growth of $1.6 million due to a favorable gas processing environment. Decreased residue pricing led to a decline in gross margin of $0.7 million on the Gregory Gathering system.

Treating gross margin was $42.3 million for the nine months ended September 30, 2007 compared to $38.9 million for the same period in 2006, an increase of $3.5 million, or 9%. Treating plants, dew point control plants, and related equipment in service increased from 176 plants at September 30, 2006 to 195 plants at September 30, 2007. Gross margin growth for the period is attributed to plant additions from inventory, partially offset by the fact that plants put in service were generally smaller on average in 2007 than in 2006.

Operating Expenses.  Operating expenses were $89.7 million for the nine months ended September 30, 2007 compared to $72.9 million for the nine months ended September 30, 2006, an increase of $16.8 million, or 23.1%. The increase in operating expenses primarily reflects the operations of the NTPL, the NTG assets and the north Louisiana expansion. Operating expenses included $1.2 million of stock-based compensation expense for the nine months ended September 30, 2007 compared to $0.8 million of stock-based compensation expense for the nine months ended September 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $43.0 million for the nine months ended September 30, 2007 compared to $33.8 million for the nine months ended September 30, 2006, an increase of $9.3 million, or 27.4%. Additions to headcount associated with the requirements of the NTPL, the NTG assets and the expansion in north Louisiana accounted for the majority of the increase. General and administrative expenses included stock-based compensation expense of $7.5 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively. Consulting fees and system enhancement costs contributed $2.5 million to the increase in comparative periods.

Gain/Loss on Derivatives.  We had a gain on derivatives of $4.0 million for the nine months ended September 30, 2007 compared to a gain of $1.8 million for the nine months ended September 30, 2006. The gain in 2007 includes a net gain of $5.7 million associated with our basis swaps (including $4.9 million of realized gains) and net gains of $0.4 million associated with our third-party on-system and storage financial transactions (including $2.1 million of realized gains). These gains were partially offset by a loss of $0.8 million on our puts acquired in 2005 related to the acquisition of the south Louisiana assets, losses of $1.1 million associated with our processing margin hedges (including $0.6 million of realized losses) and losses of $0.2 million related to our interest rate swaps and ineffectiveness. The gain in 2006 includes a gain of $2.3 million on storage financial transactions, a gain of $1.4 million associated with third-party on-system financial transactions and gains of $0.8 million related to our basis swaps and ineffectiveness partially offset by a loss of $2.7 million on puts acquired in 2005 related to the acquisition of the south Louisiana processing assets.

Gain/Loss on Sale of Property.  Assets sold during the nine months ended September 30, 2007 generated a net gain of $1.8 million as compared to a net loss of less than $0.1 million during the nine months ended September 30, 2006. Disposition of unused catalyst material generated $1.0 million and $1.0 million was related to the sale of a treating plant, offset by losses of $0.2 million on disposition of other treating equipment.

Depreciation and Amortization.  Depreciation and amortization expenses were $78.5 million for the nine months ended September 30, 2007 compared to $58.2 million for the nine months ended September 30, 2006, an increase of $20.3 million, or 35.0%. Midstream depreciation and amortization increased $16.0 million due to the NTPL, NTG and north Louisiana expansion project assets. The remaining $4.3 million increase was related to Treating and other assets.

Interest Expense.  Interest expense was $56.7 million for the nine months ended September 30, 2007 compared to $35.8 million for the nine months ended September 30, 2006, an increase of $20.9 million. The increase relates primarily to an increase in debt outstanding as a result of acquisitions and other growth projects and higher interest rates between nine-month periods (weighted average rate of 7.0% in 2007 compared to 6.8% in 2006).

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows.  Net cash provided by operating activities was $104.3 million for the nine months ended September 30, 2007 compared to $75.9 million for the nine months ended September 30, 2006. Income before non-

cash income and expenses was $90.0 million in 2007 and $66.9 million in 2006. Changes in working capital provided $14.3 million in cash flows from operating activities in 2007 as compared to $9.0 million in 2006.

Net cash used in investing activities was $325.7 million and $771.5 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash invested in Midstream assets was $310.0 million for the nine months ended September 30, 2007 compared to $708.5 million for the same time period in 2006 including $475.4 million related to the acquisition of assets from Chief. Net cash invested in Treating assets for the nine months ended September 30, 2007 was $18.6 million compared to $60.7 for the same period in 2006 including $51.5 million related to the acquisition of Hanover assets.

Net cash provided by financing activities was $230.7 million for the nine months ended September 30, 2007 compared to $695.3 million provided by financing activities for the nine months ended September 30, 2006. Net cash provided by financing activities for the nine months ended September 30, 2007 included $102.6 million from the issuance of senior subordinated series D units, including the general partner contribution and net of issuance costs, and net bank borrowings of $229.3 million. Net cash provided by financing activities for the period ended September 30, 2006 included $368.4 million from the issuance of senior subordinated series C units, including the general partner contribution, net borrowings under our credit facilities of $78.0 million and net borrowings under our senior secured notes of $300.9 million. Distributions to partners total $63.7 million in the period ending September 30, 2007 compared to $56.0 million in 2006. Drafts payable decreased by $38.0 million for the nine months ended September 30, 2007 as compared to an increase in drafts payable of $6.2 million for the nine months ended September 30, 2006. In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility.

Working Capital Deficit.  We had a working capital deficit of $57.0 million as of September 30, 2007, primarily due to accounts payable of $68.0 million and accrued liabilities of $62.3 million, including $22.0 million attributable to accrued property development costs. As discussed under “Cash Flows” above, in order to reduce our interest costs we do not borrow money to fund outstanding checks until they are presented to our bank. We borrow money under our $1.2 billion bank credit facility to fund checks as they are presented. As of September 30, 2007, we had $358.2 million of available borrows under this facility.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of September 30, 2007.

March 2007 Sale of Senior Subordinated Series D Units.  On March 23, 2007, we issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests in a private offering for net proceeds of approximately $99.9 million. The senior subordinated series D units were issued at $25.80 per unit, which represented a discount of approximately 25% to the market value of common units on such date. The discount represented an underwriting discount plus the fact that the units will not receive a distribution nor be readily transferable for two years. Crosstex Energy GP, L.P. made a general partner contribution of $2.7 million in connection with this issuance to maintain its 2% general partner interest. The senior subordinated series D units will automatically convert into common units representing limited partner interests on the first date on or after March 23, 2009 that conversion is permitted by our partnership agreement at a ratio of one common unit for each senior subordinated series D unit, subject to adjustment depending on the achievement of financial metrics in the fourth quarter of 2008. The senior subordinated series D units are not entitled to distributions of available cash or allocation of net income/loss from us until March 23, 2009.

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

We believe that cash generated from operations will be sufficient to meet our present quarterly distribution level of $0.59 per quarter and to fund a portion of our anticipated capital expenditures through September 30, 2008. Total capital expenditures for the remainder of 2007 are estimated to be approximately $82.0 million. We expect to fund the remaining capital expenditures from the proceeds of borrowings under the revolving credit facility discussed below. Our ability to pay distributions to our unit holders and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Indebtedness

As of September 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at September 30, 2007 and December 31, 2006 were 7.06% and 7.20%, respectively	$725,000	$488,000
Senior secured notes, weighted average interest rate at September 30, 2007 and December 31, 2006 were 6.75% and 6.76%, respectively	491,471	498,530
Note payable to Florida Gas Transmission Company	—	600

	1,216,471	987,130
Less current portion	(9,412)	(10,012)

Debt classified as long-term	$1,207,059	$977,118

Credit Facility.  In September 2007, we increased borrowing capacity under our bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of September 30, 2007, $826.8 million was outstanding under the bank credit facility, including $101.8 million of letters of credit, leaving approximately $358.2 million available for future borrowing.

In April 2007, we amended our bank credit facility, effective as of March 28, 2007, to increase the maximum permitted leverage ratio for the fiscal quarter ended September 30, 2007 and each fiscal quarter thereafter. The maximum leverage ratio (total funded debt to consolidated earnings before interest, taxes, depreciation and amortization) is as follows (provided, however, that during an acquisition period as defined in the bank credit facility, the maximum leverage ratio shall be increased by 0.50 to 1.00 from the otherwise applicable ratio set forth below):

•	5.25 to 1.00 for fiscal quarters through December 31, 2007;

•	5.00 to 1.00 for any fiscal quarter ending March 31, 2008 through September 2008;

•	4.75 to 1.00 for fiscal quarters ending December 31, 2008 and March 31, 2009; and

•	4.50 to 1.00 for any fiscal quarter ending thereafter.

Additionally, the bank credit facility now provides that (i) if we or our subsidiaries incur unsecured note indebtedness, the leverage ratio will shift to a two-tiered structure and (ii) during periods where we have outstanding unsecured note indebtedness, our leverage ratio cannot exceed 5.50 to 1.00 and our senior leverage ratio cannot exceed 4.50 to 1.00. The other material terms and conditions of the bank credit facility remain unchanged.

Senior Secured Notes.  In April 2007, we amended our senior note agreement, effective as of March 30, 2007, to (i) provide that if our leverage ratio at the end of any fiscal quarter exceeds certain limitations, we will pay the holders of the senior secured notes an excess leverage fee based on the daily average outstanding principal balance of the senior secured notes during such fiscal quarter multiplied by certain percentages set forth in the senior note agreement; (ii) increase the rate of interest on each senior secured note by 0.25% if, at any given time during an acquisition period (as defined in the senior note agreement), the leverage ratio exceeds 5.25 to 1.00; (iii) cause the leverage ratio to shift to a two-tiered structure if we or our subsidiaries incur unsecured note indebtedness; and (iv) limit our leverage ratio to 5.25 to 1.00 and our senior leverage ratio to 4.25 to 1.00 during periods where we have outstanding unsecured note indebtedness. The other material items and conditions of the senior note agreement remained unchanged.

We were in compliance with all debt covenants as of September 30, 2007 and expect to be in compliance with debt covenants for the next twelve months.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2007, is as follows:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Long-term debt	$1,216.5	$2.4	$9.4	$9.4	$20.3	$757.0	$418.0
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	99.8	6.1	22.3	19.3	17.0	16.2	18.9
Unconditional purchase obligations	39.6	21.6	18.0	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total contractual obligations	$1,355.9	$30.1	$49.7	$28.7	$37.3	$773.2	$436.9

The above table does not include any physical or financial purchase contract commitments for natural gas.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115” (SFAS 119) permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At September 30, 2007, our variable rate debt had a carrying value of $725.0 million which approximated its fair value, and our fixed rate debt had a carrying value of $491.5 million with an approximate fair value of $496.7 million. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate senior and subordinated debt. In addition, we have entered into interest rate swaps covering a principal amount of $450.0 million under the credit facility for periods of three years each (with the exception of one swap with a term of two years). The interest rate swaps reduce our risk by fixing the three month LIBOR rate over the term of the swap agreement.

The following table shows the carrying amount and fair value of long-term debt and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. Unless otherwise noted, the hypothetical change in fair value could be a gain or a loss depending on whether interest rates increase or decrease.

			Hypothetical
	Carrying	Fair	Change in
	Amount	Value(a)	Fair Value
	(In millions)

September 30, 2007	$1,216.5	$1,224.4	$7.9

(a)	Fair value is based upon current market quotes and is the estimated amount required to purchase our long-term debt on the open market. This estimated value does not include any redemption premium.

Commodity Price Risk

Approximately 4.4% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, our resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices. As of September 30, 2007, we have hedged approximately 80% of our exposure to natural gas price fluctuations through December 2008. We also have hedges in place covering approximately 80% of the liquid volumes we expect to receive at our south Louisiana assets through May 2008; 40% for June, July, November and December of 2008; and 20% for August through October 2008. For our other assets, we have hedges in place covering approximately 75% of the liquid volumes through the end of 2007, 80% for January through October 2008 and 40% for November and December of 2008.

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

For each reporting period, we record the fair value of open energy trading contracts based on the difference between the quoted market price and the contract price. Accordingly, the change in fair value from the previous period is reported as profit or loss on energy trading contracts in the statement of operations. In addition, realized gains and losses from settled contracts accounted for as cash flow hedges are recorded in Midstream revenue. As of September 30, 2007, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments had a fair value of a net liability of $3.2 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $8.3 million in the net fair value to a net liability of these contracts as of September 30, 2007 of $11.5 million.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred in the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Information about risk factors for the three months ended September 30, 2007 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number			Description

3.1		—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, file No. 333-97779).
3.2		—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.3		—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).
3.4		—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.5		—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, file No. 333-97779).
3.6		—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, file No. 333-97779).
3.7		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).
3.8		—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, file No. 333-97779).
10.1		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.2		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.3		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.4		—	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2007.

CROSSTEX ENERGY, L.P.

By:	Crosstex Energy GP, L.P., its general partner

By:	Crosstex Energy GP, LLC, its general partner

By:	/s/ William W. Davis
William W. Davis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number			Description

3.1		—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, file No. 333-97779).
3.2		—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.3		—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).
3.4		—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.5		—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, file No. 333-97779).
3.6		—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, file No. 333-97779).
3.7		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).
3.8		—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, file No. 333-97779).
10.1		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.2		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.3		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.4		—	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, L.P.’s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
31	.1*	—	Certification of the principal executive officer.
31	.2*	—	Certification of the principal financial officer.
32	.1*	—	Certification of the principal executive officer and principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.