Form 10-K
period 2008-12-31
CROSSTEX ENERGY LP
filed 2009-03-02
CIK 1179060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(Registrant’s telephone number, including area code)

(214) 953-9500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered

Common Units Representing Limited Partnership Interests	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Units representing limited partner interests held by non-affiliates of the registrant was approximately $437,179,020 on June 30, 2008, based on $28.68 per unit, the closing price of the Common Units as reported on the NASDAQ Global Select Market on such date.

At February 16, 2009, there were 44,942,955 common units and 3,875,340 senior subordinated series D units outstanding.

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

We are an independent midstream energy company engaged in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids, or NGLs. We connect the wells of natural gas producers in our market areas to our gathering systems, treat natural gas to remove impurities to ensure that it meets pipeline quality specifications, process natural gas for the removal of NGLs, fractionate NGLs into purity products and market those products for a fee, transport natural gas and ultimately provide natural gas to a variety of markets. We purchase natural gas from natural gas producers and other supply points and sell that natural gas to utilities, industrial consumers, other marketers and pipelines. We operate processing plants that process gas transported to the plants by major interstate pipelines or from our own gathering systems under a variety of fee arrangements. In addition, we purchase natural gas from producers not connected to our gathering systems for resale and sell natural gas on behalf of producers for a fee.

We have two operating segments, Midstream and Treating. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and NGLs, while our Treating division focuses on the removal of impurities from natural gas to meet pipeline quality specifications. Our primary Midstream assets include over 5,700 miles of natural gas gathering and transmission pipelines, 12 natural gas processing plants and four fractionators. Our gathering systems consist of a network of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. Our transmission pipelines primarily receive natural gas from our gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. Our processing plants remove NGLs from a natural gas stream and our fractionators separate the NGLs into separate NGL products, including ethane, propane, iso- and normal butanes and natural gasoline. Our primary Treating assets include approximately 225 natural gas amine-treating plants and 56 dew point control plants. Our natural gas treating plants remove carbon dioxide and hydrogen sulfide from natural gas prior to delivering the gas into pipelines to ensure that it meets pipeline quality specifications. See Note 17 to the consolidated financial statements for financial information about these operating segments.

Set forth in the table below is a list of our acquisitions since January 1, 2004.

Acquisition	Acquisition Date	Purchase Price	Asset Type
		(In thousands)

LIG Acquisition	April 2004	73,692	Gathering and transmission systems and processing plants
Crosstex Pipeline Partners	December 2004	5,100	Gathering pipeline
Graco Operations	January 2005	9,257	Treating plants
Cardinal Gas Services	May 2005	6,710	Treating plants and gas processing plants
El Paso Acquisition	November 2005	480,976	Processing and liquids business (including 23.85% interest in Blue Water gas processing plant)
Hanover Amine Treating	February 2006	51,700	Treating plants
Blue Water Acquisition	May 2006	16,454	Additional 35.42% interest in gas processing plant
Chief Acquisition	June 2006	475,287	Gathering and transmission systems and carbon dioxide treating plant
Cardinal Gas Solutions	October 2006	6,330	Dew point control plants and treating plants

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
Bbls = barrels
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

Recent Developments

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Numerous events during 2008 have severely restricted current liquidity in the capital markets throughout the United States and around the world. The ability to raise money in the debt and equity markets has diminished significantly and, if available, the cost of funds has increased substantially. One of the features driving investments in master limited partnerships (“MLPs”) , including the Partnership, over the past few years has been the distribution growth offered by MLPs due to liquidity in the financial markets for capital investments to grow distributable cash flow through development projects and acquisitions. Future growth opportunities have been and are expected to continue to be constrained by the lack of liquidity in the financial markets.

In addition, our business has been significantly impacted by the substantial decline in crude oil prices during the last half of 2008 from a high of approximately $145 per Bbl in July 2008 to a low of approximately $34 per Bbl in December 2008 (based on NYMEX futures daily close prices for the prompt month), a 76.7% decline, and the related 78.2% decline in NGL prices from a high of $2.19 per gallon in July 2008 to a low of $0.48 per gallon in December 2008 (based on the OPIS Mt. Belvieu daily average spot liquids prices). Crude oil prices reflected on NYMEX during January and February 2009 have fluctuated, to a lesser extent, between $49 per Bbl and $35 per Bbl while the OPIS Mt. Belvieu NGL prices have improved slightly ranging from $0.81 per gallon and $0.62 per gallon. The declines in NGL prices have negatively impacted our gross margin for the fourth quarter of 2008 and could continue to negatively impact our gross margin (revenue less cost of gas purchases) in 2009. A significant percentage of inlet gas at our processing plants is settled under percent of liquids (“POL”) agreements or fractionation margin (margin) contracts. Over the past two years the inlet processing volumes associated with POL and margin contracts were approximately 70%, on a combined basis, of the total volume of gas processed. The POL fees are denominated in the form of a share of the liquids extracted. Therefore, fee revenue under a POL agreement is directly impacted by NGL prices and the decline of these prices in 2008 contributed to a significant decline in gross margin from processing. Under the POL settlement terms, we are not responsible for the fuel or shrink associated with processing. Under margin contracts we realize a gross margin from processing based upon the difference in the value of NGLs extracted from the gas less the value of the product in its gaseous state and the cost of fuel to extract. This is often referred to as the “fractionation spread”. During the last half of 2008 the fractionation spread narrowed significantly as the value of NGLs decreased more than the value of the gas and fuel associated with the processed gas. Thus the gross margin realized under these margin contracts was also negatively impacted due to the commodity price environment. If the current weakness in the economy continues for a prolonged period, it would likely further reduce demand for gas and for NGL products, such as ethane, a primary feedstock for the petrochemical and manufacturing industries, and result in continued lower natural gas and NGL prices. Although we have seen some improvement in NGL prices and the fractionation spread in the early months of 2009 over the levels experienced in December 2008, we believe that our processing margins in 2009 will be substantially lower than the processing margins realized in 2008 based on current market indicators. For the year ended December 31, 2008, approximately 38.7% of our gross margin was attributable to gas processing as compared to 46.1% of our gross margin for the year ended December 31, 2007. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” for a description of our contractual processing arrangements.

Natural gas prices have declined by approximately 61.0%, from a high of $13.58 per MMBtu in July 2008 to a low of $5.29 per MMBtu in December 2008 (based on NYMEX futures daily close prices for the prompt month). Natural gas prices have declined even further during January and February 2009 with prices ranging from $6.07 in early January to $4.01 in mid-February. Many of our customers finance their drilling activity with cash flow from operations, which have been negatively impacted by the declines in natural gas and crude oil prices, or through the incurrence of debt or issuance of equity, which markets have been adversely impacted by global financial market conditions. We believe that the adverse price changes coupled with the overall downturn in the economy and the constrained capital markets will put downward pressure on drilling budgets for gas producers which could result in lower volumes being transported on our pipeline and gathering systems and processed through our processing plants. We have seen a decline in drilling activity by gas producers in our areas of operation during the fourth quarter of 2008. In addition, industry drilling rig count surveys published in early 2009 show substantial declines in rigs in operation as compared to 2008. Several of our customers, including one of our largest customers in the Barnett Shale, have recently announced drilling plans for 2009 that are substantially below their drilling levels during 2008.

Our business was also negatively impacted by hurricanes Gustav and Ike, which came ashore in the Gulf Coast in September 2008. Although the majority of our assets in Texas and Louisiana sustained minimal physical damage from these hurricanes and promptly resumed operations, several offshore production platforms and pipelines that transport gas production to our Pelican, Eunice, Sabine Pass and Blue Water processing plants in south Louisiana were damaged by the storms. Some of the repairs to these offshore facilities were completed during the fourth quarter of 2008 but we do not anticipate that gas production to our south Louisiana plants will recover to pre-hurricane levels until mid-2009, when all repairs are expected to be complete. Additionally, one of our south Louisiana processing plants, the Sabine Pass processing plant, which is located on the shoreline of the Louisiana Gulf Coast, sustained some physical damage. The Sabine Pass processing plant was repaired during the fourth quarter of 2008 and the plant was returned to service in early January 2009. Our operations in north Texas were also impacted by these hurricanes because operations at Mt. Belvieu, Texas, a central distribution point for NGL sales where several fractionators are located which fractionate NGLs from the entire United States, were interrupted as a result of these storms. These storms resulted in an adverse impact to our gross margin of approximately $22.9 million.

Two of our facilities, one in south Louisiana and one in north Texas, were also partially damaged by fires during 2008. Although substantially all of the property repairs were covered by insurance, our Sabine Pass processing plant in south Louisiana was out of service for approximately one month. The loss of operating income due to the fire at the Godley compressor station in north Texas was minimal because we were successful in rerouting the gas to our other facilities in the area until the damaged compressor was replaced. The estimated loss in gross margin as a result of these fires was $0.9 million.

Business Strategy

Until the occurrence of the recent developments described above, our long-term strategy has been to increase distributable cash flow per unit by accomplishing economies of scale through new construction or expansion in core operating areas and making accretive acquisitions of assets that are essential to the production, transportation and marketing of natural gas and NGLs. In response to these recent events, we adjusted our business strategy in the fourth quarter 2008 and for 2009 to focus on maximizing our liquidity, maintaining a stable asset base, improving the profitability of our assets by increasing their utilization while controlling costs and reducing our capital expenditures by undertaking the following steps:

•	We intend to operate our existing asset base to enhance profitability by undertaking initiatives to maximize utilization by improving operations, reducing operating costs and renegotiating contracts, when appropriate, to improve our economics. We have a solid base of assets, including midstream and treating assets that are well located to benefit from the continued growth in the Barnett Shale in north Texas and the new growth anticipated from the Haynesville Shale located in northern Louisiana and eastern Texas.

•	We amended our bank credit facility and our senior secured note agreements in November 2008 and again in February 2009 to negotiate terms that facilitate our compliance with debt covenants while we operate our assets during the current difficult economic conditions. The terms of the amended agreements allow us to maintain a higher level of leverage and to maintain a lower interest coverage ratio; however, our interest costs will increase and our ability to pay distributions and incur additional indebtedness will be restricted when we are operating at higher leverage ratios. The terms of these agreements are described more fully under “Amendments to Credit Documents” below and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	We have lowered our distribution level from $0.63 per unit for the second quarter of 2008 to $0.25 per unit for the fourth quarter of 2008. The amended terms of our credit facility and senior secured note agreement prohibit us from making distributions unless our leverage ratio is below certain levels and the PIK notes have been repaid as discussed more fully under “Amendments to Credit Documents.” We do not expect that we will meet these conditions in 2009.

•	We sold certain non-strategic assets in November 2008 and used the proceeds from such sales to reduce our outstanding borrowings under our bank credit facility. We received $85.0 million for the sale of our 12.4% interest in the Seminole gas processing plant to an unaffiliated third party and we received $20.0 million for the assignment of a transportation contract right to another unaffiliated third party. We may consider selling other non-strategic assets during 2009 and use the proceeds to further reduce our indebtedness if we are able to obtain attractive offers for such assets.

•	We have reduced our budgeted capital expenditures significantly for 2009. Total growth capital investments in the calendar year 2009 are currently anticipated to be approximately $100.0 million and primarily relate to capital projects in north Texas and Louisiana pursuant to contract obligations with producers. Our ability to grow our asset base through the continued development of our north Texas and Louisiana assets or through acquisitions will be limited due to our lack of access to capital markets and due to restrictions under our debt agreements. We will use cash flow from operations and existing capacity under our bank credit facility to fund our reduced capital spending plan during 2009. Capital expenditures in future periods will be limited to cash flow from operating activities and to existing capacity under our bank credit facility.

•	We have reduced our general and administrative expenses by reducing our work force by approximately 8.0% through the elimination of open positions and certain corporate positions and minimizing all non-essential costs. We have also reduced our operating expenses by reducing overtime and renegotiating certain contracts to reduce monthly costs and by eliminating certain equipment rentals.

Amendments to Credit Documents

On November 7, 2008, we amended our bank credit facility and senior secured note agreement to, among other things, revise the leverage ratio and interest coverage ratio requirements to ease the covenant restrictions under the agreements and to permit us to sell certain assets, including the non-strategic asset dispositions described in “Business Strategy” above. The amendments also included provisions that increased the interest rates under both our bank credit facility and our senior note agreement by 1.25% per annum and increased the other fees associated with our bank credit facility.

Due to the continued decline in commodity prices and the deterioration in processing margins, we determined that there was a significant risk that the amended terms negotiated in November would not be sufficient to allow us to operate during 2009 without triggering a covenant default under our bank facility and the senior secured note agreement. On February 27, 2009, we amended our bank credit facility and the senior secured note agreement to include revised terms that facilitate our compliance with debt covenants while we operate our assets during the current difficult economic conditions. In general terms, the amended agreement allows us to maintain a higher level of leverage and to maintain a lower interest coverage ratio; however, our interest costs will increase, our ability to incur additional indebtedness will be restricted when we are operating at higher leverage ratios and our ability to pay distributions will be prohibited until our leverage ratio is significantly lower and we repay the PIK notes (as defined below).

Under the amended bank credit facility, if we are operating at higher leverage ratios, our interest margin over the London Interbank Offering Rate (“LIBOR”) on our LIBOR borrowings will generally increase to 4.00% per annum, which represents an increase of 2.25% over the comparative interest rate under the credit agreement prior to the November and February amendments. The fees charged for letters of credit will also increase by 2.25%. The interest margin on our LIBOR borrowings will decline from the maximum level of 4.00% to a low of 2.75% when our leverage ratios are at the lower end of the range. The amendment also sets a floor for the LIBOR interest rate of 2.75% per annum, which means, effective as of February 27, 2009, borrowings under the bank credit facility accrue interest at the rate of 6.75% based on the LIBOR rate in effect on such date and our current leverage ratio. The interest rates and leverage ratios under the amended agreement are described more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Indebtedness.”

Commencing February 27, 2009 the interest rate we pay on all of the senior secured notes will increase by 2.25% per annum over the comparative interest rates under the senior note agreement prior to the November and February amendments. As a result of this rate increase, the weighted average cash interest rate on the outstanding balance on the senior secured notes is approximately 9.25% as of February 2009.

Under the amended senior note agreement, the senior secured notes will accrue additional interest of 1.25% in the form of an increase in the principal amount of the senior secured notes (the “PIK notes”) unless our leverage ratio is less than 4.25 to 1.00 as of the end of any fiscal quarter. All PIK interest will be payable 180 days after the maturity of the bank credit facility.

Per the terms of the amended senior secured note agreement, commencing on the date we refinance our bank credit facility, the interest rate payable in cash on our senior secured notes will increase by 1.25% per annum for any quarter if our leverage ratio as of the most recently ended fiscal quarter was greater than or equal to 4.25 to 1.00. In addition, commencing on June 30, 2012, the interest rate payable in cash on our senior secured notes will increase by 0.50% per annum for any quarter if our leverage as of the most recently ended fiscal quarter was greater than or equal to 4.00 to 1.00, but this incremental interest will not accrue if we are paying the incremental 1.25% per annum of interest described in the preceding sentence.

Under our amended bank credit facility and senior secured note agreement, we must pay a leverage fee if we do not prepay debt and permanently reduce the banks’ commitments by the cumulative amounts of $100.0 million on

September 30, 2009, $200.0 million on December 31, 2009 and $300.0 million on March 31, 2010. If we fail to meet any de-leveraging target, we must pay a leverage fee on such date, equal to the product of the aggregate commitment outstanding under our bank credit facility and the outstanding amounts of senior secured note agreement on such date, and 1.0% on September 30, 2009, 1.0% on December 31, 2009, and 2.0% on March 31, 2010. This leverage fee will accrue on the applicable date, but not be payable until we refinance our bank credit facility.

Under our amended bank credit facility and senior secured note agreement, we may not make quarterly distributions to our unitholders unless the PIK notes have been repaid and the leverage ratio, as defined in the agreements, is less than 4.25 to 1.00. If the leverage ratio is between 4.00 to 1.00 and 4.25 to 1.00, we may make the minimum quarterly distributions of up to $0.25 per unit if the PIK notes have been repaid. If the leverage ratio is less than 4.00 to 1.00, we may make quarterly distributions to unitholders from available cash as provided by our partnership agreement if the PIK notes have been repaid. The PIK notes are due six months after the earlier of the refinancing or maturity of our bank credit facility. Based on our forecasted leverage ratios for 2009, we do not anticipate making quarterly distributions in 2009 other than the distribution paid in February 2009 related to fourth quarter 2008 operating results. We will not be able to make distributions to our unitholders in future periods if our leverage ratio does not improve and the PIK notes are not first repaid.

Our amended credit facility and senior secured note agreement also limit our annual capital expenditures (excluding maintenance capital expenditures) to $120.0 million in 2009 and $75.0 million in 2010 and in each year thereafter (with unused amounts in any year being carried forward to the next year). It is unlikely that we will be able to make any acquisitions based on the terms of our credit facility and the current condition of the capital markets because, as discussed below, we may only use a portion of the proceeds from the incurrence of unsecured debt and the issuance of equity to make such acquisitions.

Our amended credit facility and senior secured note agreement also require us to repay outstanding indebtedness from proceeds from asset sales and debt and equity issuances. All proceeds from asset sales must be used to prepay indebtedness. All proceeds from the incurrence of unsecured debt and 50% of the proceeds from equity issuances must be used to prepay indebtedness if our leverage ratio exceeds 4.50 to 1.00. If our leverage ratio is less than 4.50 to 1.00 but greater than 3.50 to 1.00, 50% of the debt proceeds and 25% of the equity proceeds must be used to prepay indebtedness. If our leverage ratio is less than 3.50 to 1.00, there are no prepayment requirements from debt and equity issuances. The prepayments are to be applied pro rata based on total debt (including letter of credit obligations) outstanding under the bank credit agreement and the total debt outstanding under the note agreements described below. Any prepayments of advances on the bank credit facility from proceeds from asset sales, debt or equity issuances will permanently reduce the borrowing capacity or commitment under the facility in an amount equal to 100% of the amount of the prepayment. Any such commitment reduction will not reduce the banks’ $300.0 million commitment to issue letters of credit under our bank facility.

We were in compliance with all debt covenants at December 31, 2008 and 2007 and expect to be in compliance with debt covenants for the next twelve months.

For more information on the amendments to our bank credit facility and senior secured note agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Description of Indebtedness.”

Acquisitions and Expansion in Recent Years

North Texas Assets.  Our North Texas Pipeline, or NTP, which commenced service in April 2006, consists of a 133-mile pipeline and associated gathering lines from an area near Fort Worth, Texas to a point near Paris, Texas. The initial capacity of the NTP was approximately 250 MMcf/d. In 2007, we expanded the capacity on the NTP to a total of approximately 375 MMcf/d. The NTP connects production from the Barnett Shale to markets in north Texas and to markets accessed by the Natural Gas Pipeline Company, or NGPL, Kinder Morgan, Houston Pipeline, or HPL, Atmos and other markets. As of December 2008, the total throughput on the NTP was approximately 300,000 MMBtu/d. The NTP also will interconnect with a new interstate gas pipeline under construction by Boardwalk Pipeline Partners, L.P. known as the Gulf Crossing Pipeline, which is expected to be in service in March 2009. The Gulf Crossing Pipeline is expected to provide our customers access to premium midwest and east coast markets.

On June 29, 2006, we expanded our operations in the north Texas area through our acquisition of the natural gas gathering pipeline systems and related facilities of Chief Holdings, LLC, or Chief, in the Barnett Shale for $475.3 million. The acquired systems, which we refer to in conjunction with the NTP and our other facilities in the area as our North Texas Assets, included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At the closing of that acquisition, approximately 160,000 net acres previously owned by Chief and acquired by Devon Energy Corporation, or Devon, simultaneously with our acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, we began expanding our north Texas pipeline gathering system. The continued expansion of our north Texas gathering systems to handle the growing production in the Barnett Shale was one of our core areas for internal growth during 2007 and 2008 and will continue to be a core area during 2009. Since the date of the acquisition through December 31, 2008, we have connected 444 new wells to our gathering system and significantly increased the dedicated acreage owned by other producers. Our processing capacity in the Barnett Shale is 280 MMcf/d including the Silver Creek plant, which is a 200 MMcf/d cryogenic processing plant, our Azle plant, which is a 50 MMcf/d cryogenic processing plant and our Goforth plant, which is a 30 MMcf/d processing plant. In 2007 and 2008, we constructed a 29-mile expansion in north Johnson County to our north Texas gathering systems. The first phase of the expansion commenced operation in September 2007. The last two phases of the expansion commenced operation in May and July of 2008. The total gathering capacity of this 29-mile expansion is currently 235 MMcf/d and is expected to be increased to approximately 400 MMcf/d in April 2009 by the addition of compression. We have also installed two 40 gallon per minute and one 100 gallon per minute amine treating plants to provide carbon dioxide removal capability. As of December 2008, the capacity of our north Texas gathering system was approximately 1,100 MMcf/d and total throughput on our north Texas gathering systems, including the north Johnson County expansion, had increased from approximately 115,000 MMBtu/d at the time of the Chief acquisition to approximately 796,000 MMBtu/d.

In April 2008, we commenced construction of an $80.0 million natural gas processing facility called Bear Creek in Hood County near our existing North Texas Assets. The new plant will have a gas processing capacity of 200 MMcf/d. Due to the recent decline in commodity prices and the corresponding decline in drilling activity, we do not anticipate that the additional processing capacity provided by the Bear Creek plant will be needed until late 2010 or in 2011. Therefore, we have decided to put this construction project on hold until the demand for this processing capacity returns, at which time we will seek to obtain financing for this project. As of December 31, 2008, we have spent approximately $20.2 million on this project for construction of a portion of the plant that will be utilized when the plant is completed in the future.

We have budgeted approximately $57.0 million for continued development of our north Texas assets during 2009. These capital projects represent system expansions that are planned to handle volume growth as well as projects required pursuant to existing obligations with producers to connect new wells to our gathering systems in north Texas. Several of our customers, including one of our largest customers in the Barnett Shale, have recently announced drilling plans for 2009 that are substantially below their drilling levels during 2008. As a result, our capital expenditures related to well connections during 2009 may be less than budgeted.

North Louisiana Expansion Project.  In April 2007, we completed construction and commenced operations on our north Louisiana expansion, which is an extension of our LIG system designed to increase take-away pipeline capacity to the producers developing natural gas in the fields south of Shreveport, Louisiana. The north Louisiana expansion consists of approximately 63 miles of 24” mainline with 9 miles of 16” gathering lateral pipeline and 10,000 horsepower of new compression referred to as our Red River lateral. Our Red River lateral bisects the developing Haynesville Shale gas play in north Louisiana. The Red River lateral was operating at near capacity during 2008 so we added 35 MMcf/d of capacity by adding compression during the third quarter of 2008, bringing the total capacity of the Red River lateral to approximately 275 MMcf/d. As of December 31, 2008, the Red River lateral was flowing at approximately 225,000 MMBtu/d. Interconnects on the north Louisiana expansion include connections with the interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission and Trunkline Gas.

We have budgeted approximately $31.0 million for continued expansion in north Louisiana during 2009 with additional compression providing approximately 100 MMcf/d of increased capacity to producers in the Haynesville

Shale gas play. The expansion is scheduled to be completed in July 2009. We have 10 year firm transportation contracts subscribing to all the capacity on this project with four large producers.

Other Developments

Issuance of Common Units.  On April 9, 2008, we issued 3,333,334 common units in a private offering at $30.00 per unit, which represented an approximate 7% discount from the market price. Net proceeds from the issuance, including the general partner contribution less expenses associated with the issuance, were approximately $102.0 million.

Conversion of Subordinated and Senior Subordinated Series C Units.  The subordination period for the subordinated units owned by our general partner ended and the remaining 4,668,000 subordinated units converted into common units representing limited partner interests of the Partnership effective February 16, 2008.

The 12,829,650 senior subordinated series C units also converted into common units representing limited partner interests effective February 16, 2008. Our general partner owned 6,414,830 of the series C units that converted to common units.

Senior Subordinated Series D Units.  On March 23, 2007, we issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests in a private offering. The senior subordinated series D units will convert to common units representing limited partner interests on March 23, 2009. Since we did not make distributions of available cash from operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008 and did not generate adjusted operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008, each senior subordinated series D unit will convert into 1.05 common units.

Midstream Segment

Gathering, Processing and Transmission.  Our primary Midstream assets include our North Texas Assets, south Texas assets, Louisiana assets and Mississippi assets. These systems, in the aggregate, consist of over 5,700 miles of pipeline, 12 natural gas processing plants and four fractionators and contributed approximately 88.0% of our gross margin in both 2008 and 2007.

•	North Texas Assets. On June 29, 2006, we acquired the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale. The acquired systems included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At the closing of that transaction, approximately 160,000 net acres previously owned by Chief and acquired by Devon simultaneously with our acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, we began expanding our north Texas pipeline gathering system.

•	Gathering System. Since the date of the acquisition through December 31, 2008, we have connected 444 new wells to our north Texas gathering system and significantly increased the dedicated acreage owned by other producers. During May and July 2008, we completed the 29-mile expansion in north Johnson County to our north Texas gathering systems with a current gathering capacity of 235 MMcf/d which will be increased to 400 MMcf/d in April 2009 by adding compression. As of December 31, 2008, total capacity on our north Texas gathering system, including the north Johnson County expansion, was approximately 1,100 MMcf/d and total throughput was approximately 796,000 MMBtu/d.

•	Processing Facilities. Since 2006, we have constructed three gas processing plants with a total processing capacity in the Barnett Shale of 280 MMcf/d, including our Silver Creek plant, which is a 200 MMcf/d cryogenic processing plant, our Azle plant, which is a 50 MMcf/d cryogenic processing plant and our Goforth plant, which is a 30 MMcf/d processing plant. We have also installed two 40 gallon per minute and one 100 gallon per minute amine treating plants to provide carbon dioxide removal capability.

•	North Texas Pipeline (NTP). We expanded our NTP system in the second quarter of 2007 to a total capacity of approximately 375 MMcf/d. The NTP will also interconnect with a new interstate pipeline that is being constructed by Boardwalk Pipeline Partners, L.P. known as the Gulf Crossing Pipeline, which is expected to provide our customers access to premium midwest and east coast markets.

•	South Texas Assets. We have assembled a highly-integrated south Texas system comprised of approximately 1,400 miles of intrastate gathering and transmission pipelines, processing plants with a processing capacity of approximately 150 MMcf/d and a contract with a third party to process gas from our Vanderbilt system. The south Texas system was built through a number of acquisitions and follow-on organic projects, including acquisitions of the Gulf Coast system, the Corpus Christi system, the Gregory gathering system and processing plant, the Hallmark system and the Vanderbilt system. Average throughput on the system for the year ended December 31, 2008 was approximately 423,000 MMBtu/d, and average throughput for the Gregory and Vanderbilt processing assets was approximately 187,000 MMBtu/d. The system gathers gas from major production areas in the Texas Gulf Coast and delivers gas to the industrial markets, power plants, other pipelines and gas distribution companies in the region from Corpus Christi to the Houston area.

•	Louisiana Assets. Our Louisiana assets include our LIG intrastate pipeline system and our gas processing and liquids business in south Louisiana, referred to as our south Louisiana processing assets.

•	LIG System. The LIG system is the largest intrastate pipeline system in Louisiana, consisting of approximately 2,000 miles of gathering and transmission pipeline, with an average throughput of approximately 960,000 MMBtu/d for the year ended December 31, 2008. The system also includes two operating, on-system processing plants, our Plaquemine and Gibson plants, with an average throughput of 311,000 MMBtu/d for the year ended December 31, 2008. The system has access to both rich and lean gas supplies. These supplies reach from north Louisiana to new onshore production in south central and southeast Louisiana. LIG has a variety of transportation and industrial sales customers, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans. In 2007, we extended our LIG system to the north to reach additional productive areas. This extension, referred to as the north Louisiana expansion or Red River lateral, consists of 63 miles of 24” mainline with 9 miles of gathering lateral pipeline and 10,000 horsepower of compression. Our Red River lateral bisects the developing Haynesville Shale gas play in north Louisiana. The Red River lateral was operating at near capacity during 2008 so we added 35 MMcf/d of capacity by adding compression during the third quarter of 2008 bringing the total capacity of the Red River lateral to approximately 275 MMcf/d. As of December 31, 2008, the Red River lateral was flowing at approximately 225,000 MMBtu/d.

•	South Louisiana Processing Assets. Natural gas processing capacity available to the Gulf Coast producers continues to exceed demand. During 2007 and 2008, we completed a number of operational changes at our Eunice facility and other plants to idle certain equipment, reduce operating expenses and reconfigure operations to manage the lower utilization. In addition, we have increased our focus on upstream markets and opportunities through integration of our LIG system and south Louisiana processing assets to improve our overall performance. In 2008, our south Louisiana assets were negatively impacted by hurricanes Gustav and Ike, which came ashore in September 2008. Most of the south Louisiana assets, other than the Sabine Pass processing plant, sustained minimal physical damage and promptly resumed operations. The repairs to the Sabine Pass processing plant were completed during the fourth quarter of 2008 and the plant returned to service in January 2009. In addition, several offshore platforms and pipelines owned by third parties transporting gas production to our Pelican, Eunice, Sabine Pass and Blue Water processing plants were damaged by the storms and repair to these offshore facilities continued during the fourth quarter of 2008. We anticipate that production levels will not recover to pre-hurricane levels until mid-2009, when all repairs are expected to be complete. The south Louisiana processing assets include the following:

•	Eunice Processing Plant and Fractionation Facility. The Eunice processing plant has a capacity of 1.2 Bcf/d and processed approximately 521,000 MMBtu/d for the year ended December 31, 2008. The plant is connected to onshore gas supply, as well as continental shelf and deepwater gas production and has downstream connections to the ANR Pipeline, Florida Gas Transmission and Texas Gas Transmission, or TGT. TGT modified its system operations in early 2007 in a manner that significantly reduced the volumes available from TGT for processing at the Eunice plant. The Eunice fractionation facility, which was idled in August 2007, has a capacity of 36,000 Bbls/d of liquid products. Beginning in August 2007, the liquids from the Eunice processing plant were transported through our Cajun Sibon pipeline system to our Riverside plant for fractionation. If liquid volumes exceed Riverside’s fractionation capacity, the liquids are delivered to a third party for fractionation. This operational change improved overall operating income because of operating cost reductions at the Eunice plant. The facility continues to maintain a truck unloading rack where approximately 10 trucks per day are unloaded and the raw make is sent to Riverside for fractionation. Eunice also has 190,000 Bbls of above-ground storage capacity. The Eunice fractionation facility, when operational, produces ethane, propane, iso-butane, normal butane and natural gasoline for various customers. The fractionation facility is directly connected to the southeast propane market and pipelines to the Anse La Butte storage facility.

•	Pelican Processing Plant. The Pelican processing plant complex is located in Patterson, Louisiana and has a capacity of 600 MMcf/d of natural gas. For the year ended December 31, 2008, the plant processed approximately 266,000 MMBtu/d. The Pelican plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline.

•	Sabine Pass Processing Plant. The Sabine Pass processing plant is located east of the Sabine River at Johnson’s Bayou, Louisiana and has a capacity of 300 MMcf/d of natural gas. The Sabine Pass processing plant is connected to continental shelf and deepwater gas production with downstream connections to Florida Gas Transmission, Tennessee Gas Pipeline (TGP) and Transco. For the first seven months of 2008, this facility was processing at full capacity. In early August 2008, the Sabine Pass processing plant sustained fire damage which occurred during an attempt to bring the plant back on line following a tropical storm. The plant was repaired and ready to return to service when it was hit by hurricanes Gustav and Ike in early September 2008. The plant has been repaired and was placed back in service in early January 2009.

•	Blue Water Gas Processing Plant. We acquired a 23.85% interest in the Blue Water gas processing plant in the November 2005 El Paso acquisition and acquired an additional 35.42% interest in May 2006, at which time we became the operator of the plant. The plant has a net capacity to our interest of 186 MMcf/d. For the year ended December 31, 2008, this facility processed approximately 110,000 MMBtu/d net to our interest. The Blue Water plant is located near Crowley, Louisiana. The Blue Water facility is connected to continental shelf and deepwater production volumes through the Blue Water pipeline system. The facility also performs liquid natural gas (LNG) conditioning services for the Excelerate Energy LNG tanker unloading facility. Downstream connections from this plant include TGP and Columbia Gulf Transmission. During 2008, TGP acquired Columbia Gulf Transmission’s ownership share in the Blue Water pipeline. In January 2009, TGP reversed the flow of the gas on the pipeline thereby removing access to all the gas processed at our Blue Water plant from the Blue Water offshore system and the plant is not currently in operation. At this time, we have not found alternative sources of new gas for the Blue Water plant but we will continue to look for new sources of gas, including the option of moving gas from our LIG system over to Blue Water plant. We do not expect to make a decision on any of these options for the Blue Water plant in the near term due to the excess processing capacity in the Gulf Coast and our restricted access to capital. The Blue Water plant contributed gross margin of $3.9 million and $4.2 million and incurred operating expenses of $1.2 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. We recognized an impairment of $17.8 million for the year ended December 31, 2008 related to the Blue Water plant because the plant was idled in January 2009. This impairment represents the carrying amount of the plant in excess of the estimated fair value of the plant as of December 31, 2008.

•	Riverside Fractionation Plant. The Riverside fractionator and loading facility is located on the Mississippi River upriver from Geismar, Louisiana. The Riverside plant has a fractionation capacity of 28,000 to 30,000 Bbls/d of liquids products and fractionates liquids delivered by the Cajun Sibon pipeline system from our Eunice, Pelican, Blue Water and Cow Island plants or by truck. The Riverside facility has above-ground storage capacity of approximately 102,000 Bbls.

•	Napoleonville Storage Facility. The Napoleonville NGL storage facility is connected to the Riverside facility and has a total capacity of approximately 2.4 million Bbls of underground storage.

•	Cajun Sibon Pipeline System. The Cajun Sibon pipeline system consists of approximately 400 miles of 6” and 8” pipelines with a system capacity of approximately 28,000 Bbls/d. The pipeline transports unfractionated NGLs, referred to as raw make, from the Eunice, Pelican and Blue Water plants to either the Riverside fractionator or the Napoleonville storage facility. Alternate deliveries can be made to the Eunice plant.

•	Mississippi Assets. Our Mississippi assets include approximately 600 miles of natural gas gathering and transmission pipelines. The system gathers natural gas from producers, receives and delivers natural gas from and to several major interstate pipelines, including Sonat and Transco, and delivers gas to utilities and industrial end-users. The average system throughput was approximately 128,000 MMBtu/d for the year ended December 31, 2008.

•	Other Midstream assets and activities include:

•	Arkoma Gathering System. This approximately 140 mile low-pressure gathering system in southeastern Oklahoma delivers gathered gas into a mainline transmission system. For the year ended December 31, 2008, throughput on the system averaged approximately 22,000 MMBtu/d. This gathering system was sold in February 2009 to an unrelated third party for approximately $11.0 million.

•	East Texas. Currently our east Texas system, made up of natural gas pipelines and compression installations, gathers and processes natural gas and delivers gas to NGPL, Regency Gas, and to other intrastate pipeline systems. For the year ended December 31, 2008, throughput on the system averaged approximately 42,000 MMBtu/d. We expanded this gas gathering system in May 2008 and it has a current capacity of 100 MMcf/d. We are expecting to receive our first delivery of Haynesville Shale gas into our east Texas system in the first quarter of 2009.

•	Other. Other Midstream assets consist of a variety of gathering lines and processing plants with a processing capacity of approximately 66 MMcf/d. Total volumes gathered and resold were approximately 16,000 MMBtu/d for the year ended December 31, 2008. Total volumes processed were approximately 16,000 MMBtu/d in the same period.

•	Off-System Services. We offer natural gas marketing services on behalf of producers of natural gas that is not gathered, transmitted, treated or processed by our assets. We market this gas on a number of interstate and intrastate pipelines. These volumes averaged approximately 85,000 MMBtu/d in 2008.

Treating Segment

We operate (or lease to producers for operation) treating plants that remove carbon dioxide and hydrogen sulfide from natural gas before it is delivered into transportation systems to ensure that it meets pipeline quality specifications. Our treating division contributed approximately 12.0% of our gross margin in both 2008 and 2007. At December 31, 2008, we had approximately 200 treating and dew point control plants in operation. Pipeline companies have begun enforcing gas quality specifications to lower the dew point of the gas they receive and transport. A higher relative dew point can sometimes cause liquid hydrocarbons to condense in the pipeline and cause operating problems and gas quality issues to the downstream markets. Hydrocarbon dew point plants are skid mounted process equipment that remove these hydrocarbons. Typically these plants use a Joules-Thompson expansion process to lower the temperature of the gas stream and collect the liquids before they enter the downstream pipeline. Our Treating division views dew point control as complementary to our treating business.

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

All of the shale reservoirs being developed today have concentrations of carbon dioxide above the normal pipeline quality specifications of 2.0%. The Haynesville Shale in northern Louisiana is still experiencing some robust development because of the higher success in completing these wells. We believe that our Treating business strategy is well suited to the producers in the Haynesville Shale especially during this time of relatively lower gas prices. The lower gas prices create an incentive for producers to use equipment supplied by others as opposed to buying their own equipment because it is more efficient use of their capital.

Our treating growth strategy is to utilize our existing fleet of amine plants to support our growth in the Haynesville Shale gas play. We believe our track record of reliability, current availability of equipment and our strategy of sourcing new equipment provide a significant advantage in competing for new treating business.

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

Sale of Interest in the Seminole Plant.  In November 2008, we sold our undivided 12.4% interest in the Seminole gas processing plant to an unrelated third party for $85.0 million and realized a gain on the sale of $49.8 million. We acquired our non-operating interest in this carbon dioxide processing plant in June 2003.

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

Compression.  Gathering systems are operated at pressures that will maximize the total throughput from all connected wells. Because wells produce at progressively lower field pressures as they age, it becomes increasingly difficult to deliver the remaining production in the ground against the higher pressure that exists in the connected gathering system. Natural gas compression is a mechanical process in which a volume of gas at an existing pressure is compressed to a desired higher pressure, allowing gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver gas into a higher-pressure downstream pipeline. If field compression is not installed, then the remaining natural gas in the ground will not be produced because it will be unable to overcome the higher gathering system pressure. In contrast, if field compression is installed, a declining well can continue delivering natural gas.

Natural gas treating.  The composition of natural gas varies depending on the field the formation and reservoir from which it is produced. Natural gas from certain formations is high in carbon dioxide. Treating plants are placed at or near a well and remove carbon dioxide and hydrogen sulfide from natural gas before it is introduced into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.

Natural gas processing.  The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of NGLs and contaminants, such as water, sulfur compounds, nitrogen or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and must be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems is composed almost entirely of methane and ethane, with moisture and other contaminants removed to very low concentrations. Natural gas is processed not only to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas, but also to separate from the gas those hydrocarbon liquids that have higher value as NGLs. The removal and separation of individual hydrocarbons by processing is possible because of differences in weight, boiling point, vapor pressure and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline quality natural gas and a mixed NGL stream, as well as the removal of contaminants.

NGL fractionation.  Fractionation is the process by which NGLs are further separated into individual, more valuable components. NGL fractionation facilitates separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating fuel, an engine fuel and industrial fuel. Isobutane is used principally to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butylene (a key ingredient in synthetic rubber), as a blend stock for motor gasoline and to derive isobutene through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

Natural gas transmission.  Natural gas transmission pipelines receive natural gas from mainline transmission pipelines, processing plants, and gathering systems and deliver it to industrial end-users, utilities and to other pipelines.

Supply/Demand Balancing

As we purchase natural gas, we establish a margin normally by selling natural gas for physical delivery to third party users. We can also use over-the-counter derivative instruments or enter into a future delivery obligation under futures contracts on the New York Mercantile Exchange. Through these transactions, we seek to maintain a position that is substantially balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand. Our policy is not to acquire and hold natural gas future contracts or derivative products for the purpose of speculating on price changes.

Competition

The business of providing gathering, transmission, treating, processing and marketing services for natural gas and NGLs is highly competitive. We face strong competition in obtaining natural gas supplies and in the marketing and transportation of natural gas and NGLs. Our competitors include major integrated oil companies, natural gas producers, interstate and intrastate pipelines and other natural gas gatherers and processors. Competition for natural gas supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency and reliability of the gatherer and the pricing arrangements offered by the gatherer. Many of our competitors offer more services or have greater financial resources and access to larger natural gas supplies than we do. Our competition differs in different geographic areas.

Our gas treating operations face competition from manufacturers of new treating and dew point control plants and from a small number of regional operators that provide plants and operations similar to ours. We also face competition from vendors of used equipment that occasionally operate plants for producers. In addition, we routinely lose business to gas gatherers who have underutilized treating or processing capacity and can take the producers’ gas without requiring wellhead treating. We may also lose wellhead treating opportunities to blending, which is a pipeline company’s ability to waive quality specifications and allow producers to deliver their contaminated gas untreated. This is generally referred to as blending because of the receiving company’s ability to blend this gas with cleaner gas in the pipeline such that the resulting gas meets pipeline specification.

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

During the year ended December 31, 2008, we had one customer that accounted for approximately 11.0% of our consolidated revenues. While this customer represents a significant percentage of consolidated revenues, the loss of this customer would not have a material impact on our results of operations.

Regulation

Regulation by FERC of Interstate Natural Gas Pipelines.  We do not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or FERC, does not directly regulate our operations under the National Gas Act, or NGA. However, FERC’s regulation of interstate natural gas pipelines influences certain aspects of our business and the market for our products. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce and its authority to regulate those services includes:

•	the certification and construction of new facilities;

•	the extension or abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	maximum rates payable for certain services; and

•	the initiation and discontinuation of services.

While we do not own any interstate pipelines, we do transport some gas in interstate commerce. The rates, terms and conditions of service under which we transport natural gas in our pipeline systems in interstate commerce are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. In addition, FERC has adopted, or is in the process of adopting, various regulations concerning natural gas market transparency that will apply to some of our pipeline operations. The maximum rates for services provided under Section 311 of the NGPA may not exceed a “fair and equitable rate”, as defined in the NGPA. The rates are generally subject to review every three years by FERC or by an appropriate state agency. Rates for interstate services provided under NGPA Section 311 on our NTP and Mississippi systems are currently under review. The filed rates, which are based on the respective system’s cost of service and constitute the maximum rates that can be charged on those systems for interstate service, are slightly lower than the rates previously charged. Rate reviews on our Louisiana and south Texas pipeline systems are scheduled for March and April 2009, respectively.

Intrastate Pipeline Regulation.  Our intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Most states have agencies that possess the authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment and interconnection of physical facilities. Some states also have state agencies that regulate transportation rates, service terms and conditions and contract pricing to ensure their reasonableness and to ensure that the intrastate pipeline companies that they regulate do not discriminate among similarly situated customers.

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

We are subject to some state ratable take and common purchaser statutes. The ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply.

Sales of Natural Gas.  The price at which we sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect less extensive regulation. We cannot predict the ultimate impact of these regulatory changes on our natural gas marketing operations but we do not believe that we will be affected by any such FERC action materially differently than other natural gas marketers with whom we compete.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases or spills are associated with our possible future operations, and we cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases, or spills. In the event of future increases in environmental costs, we may be unable to pass on those cost increases to our customers. A discharge of hazardous substances or wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to property. We will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs.

Hazardous Substance and Waste.  To a large extent, the environmental laws and regulations affecting our possible future operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially liable persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of future, ordinary operations, we may generate wastes that may fall within the definition of a “hazardous substance.” However, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or any analogous federal or state laws.

We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the Federal Resource Conservation and Recovery Act, or FRCRA, and comparable state statutes. We are not currently required to comply with a substantial portion of the FRCRA requirements because our operations generate minimal quantities of hazardous wastes. From time to time, the Environmental Protection Agency, or EPA, has considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable regulations may result in an increase in our capital expenditures or plant operating expenses.

We currently own or lease, and have in the past owned or leased, and in the future we may own or lease, properties that have been used over the years for natural gas gathering, treating or processing and for NGL fractionation, transportation or storage. Solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and other solid wastes have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whom we had no control as to such entities’ handling of hydrocarbons or other wastes and the manner in which such substances may have been disposed of or released. These properties and wastes disposed thereon may be subject to CERCLA, FRCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, or to take action to prevent future contamination.

We acquired our south Louisiana processing assets from El Paso in November 2005. One of the acquired locations, the Cow Island Gas Processing Facility, has a known active remediation project for benzene contaminated groundwater. The cause of contamination was attributed to a leaking natural gas condensate storage tank. The site investigation and active remediation being conducted at this location is under the guidance of the Louisiana Department of Environmental Quality (LDEQ) based on the Risk-Evaluation and Corrective Action Plan Program (RECAP) rules. We have completed the remediation work on this site pending the final review and approval of our reports by LDEQ. As of December 31, 2008, we had incurred approximately $0.5 million in such remediation costs. Since this remediation project is a result of previous owners’ operation and the actual contamination occurred prior to our ownership, these costs were accrued as part of the purchase price.

We acquired LIG Pipeline Company, and its subsidiaries, on April 1, 2004 from American Electric Power Company (AEP). Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. AEP has indemnified us for these identified sites. Moreover, AEP has entered into an agreement with a third party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. This remediation work is nearing completion. We do not expect to incur any material liability associated with this site; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations.

We acquired assets from Duke Energy Field Services, L.P. (DEFS) in June 2003 that have environmental contamination, including a gas plant in Montgomery County near Conroe, Texas. At Conroe, contamination from historical operations had been identified at levels that exceeded the applicable state action levels. Consequently, site investigation and/or remediation are underway to address those impacts. The remediation cost for the Conroe plant site is currently estimated to be approximately $3.2 million. Under the purchase and sale agreement, DEFS retained the liability for cleanup of the Conroe site. Moreover, DEFS has entered into an agreement with a third party company pursuant to which the remediation costs associated with the Conroe site have been assumed by this third party company that specializes in remediation work. We do not expect to incur any material liability associated with this site; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations.

Air Emissions.  Our current and future operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and impose various monitoring and reporting requirements. Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase in existing air emissions, obtain and comply with the terms of air permits, which include various emission and operational limitations, or use specific emission control technologies to limit emissions. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with maintaining or obtaining governmental approvals addressing air-emission related issues. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and may result in the limitation or cessation of construction or operation of certain air emission sources. Although we can give no assurances, we believe such requirements will not have a material adverse effect on our financial condition or operating results, and the requirements are not expected to be more burdensome to us than any similarly situated company.

Climate Change.  In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (including carbon dioxide and methane), may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation to reduce such emissions. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. The EPA is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect the demand for the products we store, transport, and process, and depending on the particular program adopted could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and/or administer and manage a greenhouse gas emissions program. We may be unable to recover any such lost revenues or increased costs in the rates we charge our customers, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

Clean Water Act.  The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including natural gas liquid related wastes, into state waters or waters of the United States. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System, or NPDES, and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that continued compliance with such existing permit conditions will not have a material effect on our results of operations.

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

Safety Regulations.  Our pipelines are subject to regulation by the U.S. Department of Transportation under the Hazardous Liquid Pipeline Safety Act, as amended, or HLPSA, and the Pipeline Integrity Management in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192, effective February 14, 2004 relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA covers crude oil, carbon dioxide, NGL and petroleum products pipelines and requires any entity which owns or operates pipeline facilities to comply with the regulations under the HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The Pipeline Integrity Management in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192 (PIM) requires operators of gas transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. In addition, the Railroad Commission of Texas, or TRRC, regulates our pipelines in Texas under its own pipeline integrity management rules. The Texas rule includes certain transmission and gathering lines based upon pipeline diameter and operating pressures. We believe that our pipeline operations are in substantial compliance with applicable HLPSA and PIM requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the HLPSA or PIM requirements will not have a material adverse effect on our results of operations or financial positions.

Office Facilities

We occupy approximately 95,400 square feet of space at our executive offices in Dallas, Texas under a lease expiring in June 2014, approximately 25,100 square feet of office space for our south Louisiana operations in Houston, Texas with lease terms expiring in January 2013 and approximately 11,800 square feet of office space for our North Texas operations in Fort Worth, Texas with lease terms expiring in April 2013.

During 2008 the Partnership leased approximately 115,000 square feet of additional office space at 2828 N. Harwood Street, Dallas, Texas. This space was intended to accommodate the corporate office expansion required by the continued growth of the business. Due to the economic downturn in the fourth quarter of 2008, it was determined the relocation of the corporate offices would not take place and the lease, which was originally set up to run through January 2012, was terminated on December 29, 2008 with an effective termination date of January 2010. A portion of this leased space is currently occupied by our computer hardware and will continue to be occupied through December 2009.

Employees

As of December 31, 2008, we (through our Operating Partnership) employed approximately 780 full-time employees. Approximately 270 of our employees were general and administrative, engineering, accounting and commercial personnel and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

Item 1A.	Risk Factors

The following risk factors and all other information contained in this report should be considered carefully when evaluating us. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be affected materially and adversely. In that case, we may be unable to make distributions to our unitholders and the trading price of our common units could decline. These risk factors should be read in conjunction with the other detailed information concerning us set forth in our accompanying financial statements and notes and contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Risks Inherent In Our Business

We may not be able to obtain funding or obtain funding on acceptable terms because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. These conditions, along with significant write-offs in the financial services sector and the re-pricing of credit risk, have made, and will likely continue to make, it difficult to obtain funding for our capital needs.

Beginning in the second half of 2008, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to borrowers’ current debt and reduced and, in some cases, ceased to provide funding to borrowers.

Due to these factors, we cannot be certain that new debt or equity financing will be available to us on acceptable terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or future construction projects or other capital expenditures, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations. Further, our customers may increase collateral requirements from us or reduce the business they transact with us to reduce their credit exposure to us.

Due to current economic conditions, our ability to obtain funding under our bank credit facility could be impaired.

We operate in a capital-intensive industry and rely on our bank credit facility to finance a significant portion of our capital expenditures. Our ability to borrow under our bank credit facility may be impaired because of the recent downturn in the financial markets, including issues surrounding the solvency of many institutional lenders and recent failures of several banks.

Specifically, we may be unable to obtain adequate funding under our bank credit facility because:

•	one or more of our lenders may be unable or otherwise fail to meet its funding obligations;

•	the lenders do not have to provide funding if there is a default under the credit agreement or if any of the representations or warranties included in the agreement are false in any material respect; and

•	if any lender refuses to fund its commitment for any reason, whether or not valid, the other lenders are not required to provide additional funding to make up for the unfunded portion.

On February 27, 2009, we entered into an amendment to our bank credit facility, revising certain financial and other restrictive covenants under this facility through its maturity date. See Item 1, “Business—Amendments to Credit Documents.” There can be no assurance that we will be able to comply with any newly-negotiated covenants in the future or that we will be able to obtain waivers or amendments of these covenants in the event of future noncompliance. If we are not in compliance with these covenants, and if we are unable to secure necessary waivers or other amendments from the counterparties, we will not have access to our bank credit facility, which could significantly affect our ability to meet our expenses and operate our business. Further, such noncompliance could cause a default under the bank credit facility, which could result in acceleration of our outstanding debt.

If we are unable to access funds under our bank credit facility, we will need to meet our capital requirements, including some of our short-term capital requirements, using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms, if at all. If the cash generated from our operations or the funds we are able to obtain under our bank credit facility or other sources of liquidity are not sufficient to meet our capital requirements, then we may need to delay or abandon capital projects or other business opportunities, which could have a material adverse effect on our results of operations and financial condition. Furthermore, if the current pressures on credit continue or worsen, we may not be able to refinance our then-outstanding debt or replace our then-outstanding letters of credit when due, which could have a material adverse effect on our business.

We will not be able to pay cash distributions until our financial condition improves.

Our bank credit facility and senior secured note agreement contain covenants which limit our ability to make distributions to unitholders so long as we do not meet certain financial ratios and tests. Under the amended bank credit facility and senior secured note agreement, we may not make quarterly distributions to our unitholders unless the PIK notes have been repaid and the leverage ratio, as defined in the agreements, is less than 4.25 to 1.00. If the leverage ratio is between 4.00 to 1.00 and 4.25 to 1.00, we may make the minimum quarterly distribution of up to $0.25 per unit if the PIK notes have been repaid. If the leverage ratio is less than 4.00 to 1.00, we may make quarterly distributions to unitholders from available cash as provided by our partnership agreement if the PIK notes have been repaid. The PIK notes are due six months after the earlier of the refinancing or maturity of our bank credit facility. In order to repay the PIK notes prior to their scheduled maturity, we will need to amend or refinance our bank credit facility. Based on the amended provisions in our amended bank credit facility and senior secured note agreement, our current anticipated cash flows for 2009 and current economic conditions, we do not currently expect to be able to pay distributions to our unitholders in 2009 other than the distribution paid in February 2009 related to fourth quarter 2008 operating results. Even if we do not pay a distribution to unitholders, our unitholders may be liable for taxes on their share of our taxable income. See “— Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.”

In addition, even if our credit documents do not prohibit us from making distributions, we still may not have sufficient available cash each quarter to pay distributions to unitholders. Under the terms of our partnership agreement, we must pay our general partner’s fees and expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas transported in our gathering and transmission pipelines;

•	the level of our processing and treating operations;

•	the fees we charge and the margins we realize for our services;

•	the price of natural gas;

•	the relationship between natural gas and NGL prices;

•	our level of operating costs; and

•	restrictions on distributions contained in our bank credit facility.

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

Because of these factors, even if our credit documents do not prohibit us from making distributions, we still may not be able, or may not have sufficient available cash to pay distributions to unitholders each quarter. Furthermore, you should also be aware that the amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Our profitability is dependent upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. A large percentage of our processing fees are realized under percent of liquids (POL) contracts that are directly impacted by the market price of NGLs. We also realize processing gross margins under fractionation margin (margin) contracts. These settlements are impacted by the relationship between NGL prices and the underlying natural gas prices, which is also referred to as the fractionation spread.

A significant volume of inlet gas at our south Louisiana and north Texas processing plants is settled under POL agreements. The POL fees are denominated in the form of a share of the liquids extracted and we are not responsible for the fuel or shrink associated with processing. Therefore, fee revenue under a POL agreement is directly impacted by NGL prices, and the decline of these prices in 2008 contributed to a significant decline in our gross margin from processing. We have a number of margin contracts on our Plaquemine and Gibson processing plants that expose us to the fractionation spread. Under these margin contracts our gross margin is based upon the difference in the value of NGLs extracted from the gas less the value of the product in its gaseous state and the cost of fuel to extract during processing. During the last half of 2008, the fractionation spread narrowed significantly as the value of NGLs decreased more than the value of the gas and fuel associated with the processed gas. Thus the gross margin realized under these margin contracts was negatively impacted due to the commodity price environment. The significant decline in crude oil prices and a related decline in NGL prices during the last half of 2008 had a significant negative impact on our margins, and may negatively impact our gross margin further if such declines continue.

In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, in 2007, the NYMEX settlement price for natural gas for the prompt month contract ranged from a high of $7.59 per MMBtu to a low of $5.43 per MMBtu. In 2008, the same index ranged from $6.46 per MMBtu to $13.10 per MMBtu. A composite of the OPIS Mt. Belvieu monthly average liquids price based upon our average liquids composition in 2007 ranged from a high of approximately $1.58 per gallon to a low of approximately $0.92 per gallon. In 2008, the same composite ranged from approximately $2.01 per gallon to approximately $0.56 per gallon.

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

The markets and prices for residue gas and NGLs depend upon factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuates with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for oil and natural gas;

•	the level of domestic oil and natural gas production;

•	the level of domestic industrial and manufacturing activity;

•	the availability of imported oil, natural gas and NGLs;

•	international demand for oil and NGLs;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability of downstream NGL fractionation facilities;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas we gather and process. This volatility may cause our gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in “— Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income.” For a discussion of our risk management activities, please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

Many of our customers’ drilling activity levels and spending for transportation on our pipeline system or gathering and processing at our facilities may be impacted by the current deterioration in the credit markets.

Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. Adverse price changes, coupled with the overall downturn in the economy and the constrained capital markets, put downward pressure on drilling budgets for gas producers which could result in lower volumes being transported on our pipeline and gathering systems and processing through our processing plants. We have seen a decline in drilling activity by gas producers in our areas of operation during the fourth quarter of 2008. In addition, industry drilling rig count surveys published in early 2009 show substantial declines in rigs in operation as compared to 2008. Several of our customers, including one of our largest customers in the Barnett Shale, have recently announced drilling plans for 2009 that are substantially below their drilling levels during 2008. A significant reduction in drilling activity could have a material adverse effect on our operations.

We are exposed to the credit risk of our customers and counterparties, and a general increase in the nonpayment and nonperformance by our customers could have an adverse effect on our financial condition and results of operations.

Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our customers could adversely affect our results of operations and reduce our ability to make distributions to our unitholders. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income.

Our operations expose us to fluctuations in commodity prices, and our bank credit facility exposes us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions and interest rate swaps with financial institutions. Use of these instruments is intended to reduce our exposure to short-term volatility in commodity prices and interest rates. We have hedged only portions of our variable-rate debt and expected natural gas supply, NGL production and natural gas requirements. We continue to have direct interest rate and commodity price risk with respect to the unhedged portions. In addition, to the extent we hedge our commodity price and interest rate risks using swap instruments, we will forego the benefits of favorable changes in commodity prices or interest rates.

Even though monitored by management, our hedging activities may fail to protect us and could reduce our earnings and cash flow. Our hedging activity may be ineffective or adversely affect cash flow and earnings because, among other factors:

•	hedging can be expensive, particularly during periods of volatile prices;

•	our counterparty in the hedging transaction may default on its obligation to pay or otherwise fail to perform; and

•	available hedges may not correspond directly with the risks against which we seek protection. For example:

•	the duration of a hedge may not match the duration of the risk against which we seek protection;

•	variations in the index we use to price a commodity hedge may not adequately correlate with variations in the index we use to sell the physical commodity (known as basis risk); and

•	we may not produce or process sufficient volumes to cover swap arrangements we enter into for a given period. If our actual volumes are lower than the volumes we estimated when entering into a swap for the period, we might be forced to satisfy all or a portion of our derivative obligation without the benefit of cash flow from our sale or purchase of the underlying physical commodity, which could adversely affect our liquidity.

Our financial statements may reflect gains or losses arising from exposure to commodity prices or interest rates for which we are unable to enter into fully economically effective hedges. In addition, the standards for cash flow hedge accounting are rigorous. Even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective cash flow hedges for accounting purposes. Our earnings could be subject to increased volatility to the extent our derivatives do not continue to qualify as cash flow hedges, and, if we assume derivatives as part of an acquisition, to the extent we cannot obtain or choose not to seek cash flow hedge accounting for the derivatives we assume. Please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a summary of our hedging activities.

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

In order to maintain or increase throughput levels in our natural gas gathering systems and asset utilization rates at our treating and processing plants, we must continually contract for new natural gas supplies. We may not be able to obtain additional contracts for natural gas supplies. The primary factors affecting our ability to connect new wells to our gathering facilities include our success in contracting for existing natural gas supplies that are not committed to other systems and the level of drilling activity near our gathering systems. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. For example, as oil and natural gas prices have recently decreased, there has been a corresponding decrease in drilling activity. Tax policy changes could also have a negative impact on drilling activity, reducing supplies of natural gas available to our systems. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A material decrease in natural gas production or in the level of drilling activity in our principal geographic areas for a prolonged period, as a result of depressed commodity prices or otherwise, likely would have a material adverse effect on our results of operations and financial position.

We are vulnerable to operational, regulatory and other risks associated with our assets including, with respect to south Louisiana and the Gulf of Mexico assets, the effects of adverse weather conditions such as hurricanes.

Our operations and revenues will be significantly impacted by conditions in south Louisiana and the Gulf of Mexico because we have a significant portion of our assets located in south Louisiana and the Gulf of Mexico. In the third and fourth quarters of 2008, our business was negatively impacted by hurricanes Gustav and Ike, which came ashore in the Gulf Coast in September. Although the majority of our assets in Texas and Louisiana sustained minimal physical damage from these hurricanes and promptly resumed operations, several offshore production platforms and pipelines owned by third parties that transport gas production to our Pelican, Eunice, Sabine Pass and Blue Water processing plants in south Louisiana were damaged by the storms. Some of the repairs to these offshore facilities were completed during the fourth quarter of 2008, but we do not anticipate that gas production to our south Louisiana plants will recover to pre-hurricane levels until mid-2009, when all repairs are expected to be complete. Additionally, one of our south Louisiana processing plants, the Sabine Pass processing plant, which is located on the shoreline of the Louisiana Gulf Coast, sustained some physical damage. The Sabine Pass processing plant was repaired during the fourth quarter of 2008 and the plant was returned to service in early January 2009. Our operations in north Texas were also impacted by these hurricanes because operations at Mt. Belvieu, Texas, a central distribution point for NGL sales where several fractionators are located which fractionate NGLs from the entire United States, were interrupted as a result of these storms. These storms resulted in an adverse impact to our gross margin of approximately $22.9 million in the last half of 2008.

Our concentration of activity in Louisiana and the Gulf of Mexico makes us more vulnerable than many of our competitors to the risks associated with these areas, including:

•	adverse weather conditions, including hurricanes and tropical storms;

•	delays or decreases in production, the availability of equipment, facilities or services; and

•	changes in the regulatory environment.

Because a significant portion of our operations could experience the same condition at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other midstream companies who have operations in more diversified geographic areas.

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

From time to time, we may evaluate and seek to acquire assets or businesses that we believe complement our existing business and related assets. We may acquire assets or businesses that we plan to use in a manner materially different from their prior owner’s use. Any acquisition involves potential risks, including:

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

Additionally, our ability to grow our asset base in the near future through acquisitions will be limited due to our lack of access to capital markets and due to restrictions under our borrowing agreements.

We expect to encounter significant competition in any new geographic areas into which we seek to expand and our ability to enter such markets may be limited.

If we expand our operations into new geographic areas, we expect to encounter significant competition for natural gas supplies and markets. Competitors in these new markets will include companies larger than us, which have both lower capital costs and greater geographic coverage, as well as smaller companies, which have lower total cost structures. As a result, we may not be able to successfully develop acquired assets and markets located in new geographic areas and our results of operations could be adversely affected.

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

For the year ended December 31, 2008, approximately 46.0% of our sales of gas which were transported using our physical facilities were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on our profitability.

We depend on certain key customers, and the loss of any of our key customers could adversely affect our financial results.

We derive a significant portion of our revenues from contracts with key customers. To the extent that these and other customers may reduce volumes of natural gas purchased under existing contracts, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers. Several of our customers, including one of our largest customers in the Barnett Shale, have recently announced drilling plans for 2009 that are substantially below their drilling levels during 2008. Agreements with key customers provide for minimum volumes of natural gas that each customer must purchase until the expiration of the term of the applicable agreement, subject to certain force majeure provisions. Customers may default on their obligations to purchase the minimum volumes required under the applicable agreements.

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

While the FERC generally does not regulate our operations, it influences certain aspects of our business and the market for our products. The rates, terms and conditions of service under which we transport natural gas in our pipeline systems in interstate commerce are subject to FERC regulation under the Section 311 of the NGPA. Not only are our intrastate natural gas pipeline operations subject to limited rate regulation by FERC, but they are also subject to regulation by various agencies of the states in which they are located. Should FERC or any of these state agencies determine that our rates for Section 311 transportation service or intrastate transportation service should be lowered, our business could be adversely affected.

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

Other state and local regulations also affect our business. We are subject to some ratable take and common purchaser statutes in the states where we operate. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and some of the states in which we operate have adopted complaint-based or other limited economic regulation of natural gas gathering activities. States in which we operate that have adopted some form of complaint-based regulation, like Oklahoma and Texas, generally allow natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination.

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

Compliance with pipeline integrity regulations issued by the United States Department of Transportation in December of 2003 or those issued by the TRRC could result in substantial expenditures for testing, repairs and replacement. TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately at $3.2 million, $1.2 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. We expect the costs for compliance with TRRC and DOT regulations to be approximately $3.6 million during 2009. If our pipelines fail to meet the safety standards mandated by the TRRC or the DOT regulations, then we may be required to repair or replace sections of such pipelines, the cost of which cannot be estimated at this time.

As the Partnership’s operations continue to expand into and around urban, or more populated areas, such as the Barnett Shale, it may incur additional expenses to mitigate noise, odor and light that may be emitted in our operations, and expenses related to the appearance of its facilities. Municipal and other local or state regulations are imposing various obligations, including, among other things, regulating the location of the Partnership’s facilities, imposing limitations on the noise levels of its facilities and requiring certain other improvements that increase the cost of its facilities. The Partnership is also subject to claims by neighboring landowners for nuisance related to the construction and operation of its facilities, which could subject it to damages for declines in neighboring property values due to its construction and operation of facilities.

Our business involves hazardous substances and may be adversely affected by environmental regulation.

Many of the operations and activities of our gathering systems, plants and other facilities, including our south Louisiana processing assets, are subject to significant federal, state and local environmental laws and regulations. The obligations imposed by these laws and regulations include obligations related to air emissions and discharge of pollutants from our facilities and the cleanup of hazardous substances and other wastes that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for treatment or disposal. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Strict, joint and several liability may be incurred under these laws and regulations for the remediation of contaminated areas. Private parties, including the owners of properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or releases of contaminants or for personal injury or property damage.

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

Risk Inherent In An Investment In the Partnership

Crosstex Energy, Inc. controls our general partner and owned a 34% limited partner interest in us as of December 31, 2008. Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor its own interests.

As of December 31, 2008, Crosstex Energy, Inc. indirectly owned an aggregate limited partner interest of approximately 34% in us. In addition, CEI owns and controls our general partner. Due to its control of our general partner and the size of its limited partner interest in us, CEI effectively controls all limited partnership decisions, including any decisions related to the removal of our general partner. Conflicts of interest may arise in the future between CEI and its affiliates, including our general partner, on the one hand, and our partnership, on the other hand. As a result of these conflicts our general partner may favor its own interests and those of its affiliates over our interests. These conflicts include, among others, the following situations:

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

Furthermore, if unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The general partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class. Because affiliates of the general partner controlled approximately 34% of all the units as of December 31, 2008, the general partner could not be removed without the consent of the general partner and its affiliates.

Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud, gross negligence, or willful or wanton misconduct in its capacity as our general partner. Cause does not include, in most cases, charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with the general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

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

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay federal income taxes and, in some cases, state, local, and foreign income taxes on their share of our taxable income even if they do not receive cash distributions from us. Unitholders may not receive cash distributions equal to their share of our taxable income or even the tax liability that results from that income. We do not currently expect to pay a distribution in the near future. See “— Restrictions in our bank credit facility may prevent us from paying distributions to our unitholders.”

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

On November 15, 2007, Crosstex CCNG Processing Ltd. (“Crosstex Processing”), our wholly-owned subsidiary, received a demand letter from Denbury Onshore, LLC (“Denbury”), asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. The claim arises from a contract under which Crosstex Processing processed natural gas owned or controlled by Denbury in north Texas. Denbury contends that Crosstex Processing breached the processing contract (the “Processing Contract”) by failing to build a processing plant of a certain size and design, resulting in Crosstex Processing’s failure to properly process the gas over a ten month period. Denbury also alleges that Crosstex Processing failed to provide specific notices required under the Processing Contract. On December 4, 2007 and again on February 14, 2008, Denbury sent Crosstex Processing letters demanding that its claim be arbitrated pursuant to an arbitration provision in the Processing Contract. Denbury subsequently requested that the parties attempt to mediate the matter before any arbitration proceeding is initiated. On April 15, 2008, the parties mediated the matter unsuccessfully. On December 4, 2008, Denbury initiated formal arbitration proceedings in Dallas, Texas against Crosstex Processing, Crosstex Energy Services, L.P., Crosstex North Texas Gathering, L.P., and Crosstex Gulf Coast Marketing, Ltd., seeking $11.4 million and additional unspecified damages. On December 23, 2008, Crosstex Processing filed an answer denying Denbury’s allegations and a counterclaim seeking a declaratory judgment that its processing plant is uneconomic pursuant to the terms of the Processing Contract, allowing cancellation of the contract. Crosstex Energy, Crosstex Marketing, and Crosstex Gathering also filed an answer denying Denbury’s allegations and asserting that they are improper parties as Denbury’s claim is for breach of the Processing Contract and none of these entities is a party to that agreement. Crosstex Gathering also filed a counterclaim seeking approximately $40.0 million in damages for the value of the NGLs it is entitled to under its Gas Gathering Agreement with Denbury. Once the three-person arbitration panel has been named and cleared conflicts, the arbitration panel will hold a preliminary conference with the parties to set a date for the final hearing and other case deadlines and to establish discovery limits. Although it is not possible to predict with certainty the ultimate outcome of this matter, we do not believe this will have a material adverse effect on our consolidated results of operations or financial position.

During 2007 and 2008 eleven lawsuits were filed against the Partnership and its subsidiaries by owners of property located near processing facilities or compression facilities constructed by us as part of our systems in north Texas. The actions are pending in state court in Parker County and Denton County, Texas. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. The property owners are seeking compensatory and punitive damages, attorney’s fees, inverse condemnation and injunctive relief. At this time, five cases are set for trial during 2009, three of which have pending settlements, and one new case has been filed in February 2009. The remaining cases have not yet been set for trial. Discovery is underway. Although it is not possible to predict the ultimate outcomes of these matters, we do not believe that these claims will have a material adverse impact on our consolidated results of operations or financial condition.

On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions in the U.S. Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed us approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.2 million for July 2008 sales. We believe the July sales of $2.2 million will receive “administrative claim” status in the bankruptcy proceeding. The debtor’s schedules acknowledge its obligation to us for an administrative claim in the amount of approximately $2.2 million but the allowance of the administrative claim status is still subject to approval of the bankruptcy court in accordance with the administrative claim allowance procedures order in the case. We evaluated these receivables for collectability and provided a valuation allowance of $3.1 million during 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NASDAQ Global Select Market under the symbol “XTEX”. On February 17, 2009, the closing market price for the common units was $4.05 per unit and there were approximately 11,000 record holders and beneficial owners (held in street name) of our common units and nine record holders of our 3,875,340 senior subordinated series D units. There is no established public trading market for our senior subordinated series D units.

The following table shows the high and low closing sales prices per common unit, as reported by the NASDAQ Global Select Market, for the periods indicated.

	Common Unit Price
	Range(a)		Cash Distribution
	High	Low	Paid Per Unit(a)

2008:
Quarter Ended December 31	$17.41	$3.50	$0.25
Quarter Ended September 30	28.33	18.16	0.50
Quarter Ended June 30	34.10	28.40	0.63
Quarter Ended March 31	32.67	30.03	0.62
2007:
Quarter Ended December 31	$34.91	$31.02	$0.61
Quarter Ended September 30	38.27	32.78	0.59
Quarter Ended June 30	36.45	33.56	0.57
Quarter Ended March 31	39.56	33.49	0.56

(a)	For each quarter, an identical cash distribution was paid on all outstanding subordinated units (excluding senior subordinated units).

Unless restricted by the terms of our credit facility, within 45 days after the end of each quarter, we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. Our available cash consists generally of all cash on hand at the end of the fiscal quarter, less reserves that our general partner determines are necessary to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

•	plus all cash on hand for the quarter resulting from working capital borrowings made after the end of the quarter on the date of determination of available cash.

Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our general partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations. Our distributions are effectively made 98.0% to unitholders and two percent to our general partner, subject to the payment of incentive distributions to our general partner if certain target cash distribution levels to common unitholders are achieved. Incentive distributions to our general partner increase to 13.0%, 23.0% and 48.0% based on incremental distribution thresholds as set forth in our partnership agreement.

Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. If our leverage ratio, as defined in the credit facility, falls below a certain level we will be prohibited from making distributions or from making more than the minimum quarterly distributions. Based on our forecasted leverage ratios for 2009, we do not anticipate making quarterly distributions during 2009 other than the distribution paid in February 2009 related to fourth quarter 2008 operating results. See Item 1, “Business — Amendments to Credit Documents.” Additionally, we are prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our credit facility. Please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Indebtedness.”

Conversion of Senior Subordinated Series D Units

The 3,875,340 senior subordinated series D units are scheduled to convert into common units on March 23, 2009. Since the distribution for the quarter ended December 31, 2008 was less than $0.62 per unit, the senior subordinated units will convert into common units at a ratio of 1.05 common units for each senior subordinated series D unit.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to			Future Issuance Under
	be Issued Upon Exercise		Weighted-Average Price	Equity Compensation Plan
	of Outstanding Options,		of Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants and Rights	Reflected in Column(a))
	(a)		(b)	(c)

Equity Compensation Plans Approved By Security Holders	N/A		N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	2,002,760	(1)(2)	$30.64 (3)	1,915,696

(1)	Our general partner has adopted and maintains a long term incentive plan for our officers, employees and directors. See Item 11, “Executive Compensation — Compensation Discussion and Analysis.” The plan, as amended, provides for issuance of a total of 4,800,000 common unit options and restricted units.

(2)	The number of securities includes (i) 477,858 restricted units that have been granted under our long-term incentive plan that have not vested, and (ii) 220,708 performance units which could result in grants of restricted units in the future.

(3)	The exercise prices for outstanding options under the plan as of December 31, 2008 range from $10.00 to $37.31 per unit.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial and operating data of Crosstex Energy, L.P. as of and for the dates and periods indicated. The selected historical financial data are derived from the audited financial statements of Crosstex Energy, L.P. In addition, our summary historical financial and operating data include the results of operations of the LIG assets beginning in April 2004, the Graco assets beginning January 2005, the Cardinal assets beginning May 2005, the south Louisiana processing assets beginning November 2005, the Hanover assets beginning January 2006, the NTP beginning April 2006 and the Chief midstream assets beginning June 2006 and other smaller acquisitions completed in 2006.

The table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Crosstex Energy, L.P.
	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per unit data)

Statement of Operations Data:
Revenues:
Midstream	$4,838,747	$3,791,316	$3,075,481	$2,982,874	$1,948,021
Treating	64,953	53,682	52,095	38,838	24,871
Profit on energy trading activities	3,349	4,090	2,510	1,568	2,228

Total revenues	4,907,049	3,849,088	3,130,086	3,023,280	1,975,120

Operating costs and expenses:
Midstream purchased gas	4,471,308	3,468,924	2,859,815	2,860,823	1,861,204
Treating purchased gas	14,579	7,892	9,463	9,706	5,274

	Crosstex Energy, L.P.
	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per unit data)

Operating expenses	169,048	125,149	98,794	54,658	38,340
General and administrative	71,005	61,528	45,694	32,697	20,866
(Gain) loss on derivatives	(12,203)	(6,628)	(1,591)	9,966	(414)
Gain on sale of property	(1,519)	(1,667)	(2,108)	(8,138)	(12)
Impairments	30,436	—	—	—	—
Depreciation and amortization	131,187	106,639	80,518	33,841	20,855

Total operating costs and expenses	4,873,841	3,761,837	3,090,585	2,993,553	1, 946,113

Operating income	33,208	87,251	39,501	29,727	29,007

Other income (expense):
Interest expense, net	(102,675)	(79,403)	(51,427)	(15,767)	(9,220)
Other income	27,757	683	183	392	798

Total other income (expense)	(74,918)	(78,720)	(51,244)	(15,375)	(8,422)

Income (loss) from continuing operations before minority interest, income taxes and cumulative effect change in accounting principle	(41,710)	8,531	(11,743)	14,352	20,585
Minority interest subsidiary	(311)	(160)	(231)	(441)	(289)
Income tax provision	(2,765)	(964)	(222)	(216)	(162)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(44,786)	7,407	(12,196)	13,695	20,134
Discontinued Operations:
Income from discontinued operations	5,752	6,482	7,316	5,505	3,570
Gain on sale of discontinued operations	49,805	—	—	—	—

Discontinued operations	55,557	6,482	7,316	5,505	3,570

Net income (loss) before cumulative effect of change in accounting principle	10,771	13,889	(4,880)	19,200	23,704
Cumulative effect of change in accounting principle	—	—	689	—	—

Net income (loss)	$10,771	$13,889	$(4,191)	$19,200	$23,704

Net income (loss) per limited partner unit — basic	$(3.23)	$(0.20)	$(1.09)	$0.56	$0.98
Net income (loss) per limited partner unit — diluted	$(3.23)	$(0.20)	$(1.09)	$0.51	$0.95
Net income (loss) per limited partner senior subordinated unit A— basic and diluted	—	—	$5.31	—	—
Net income per limited partner senior subordinated unit series C — basic and diluted	$9.44	—	—	—	—
Distributions per limited partner unit(1)	$2.00	$2.33	$2.18	$1.93	$1.70
Balance Sheet Data (end of period):
Working capital deficit	$(32,910)	$(46,888)	$(79,936)	$(11,681)	$(34,724)
Property and equipment, net	1,527,280	1,425,162	1, 105,813	667,142	324,730
Total assets	2,533,266	2,592,874	2,194,474	1,425,158	586,771
Long-term debt	1,263,706	1,223,118	987,130	522,650	148,700
Partners’ equity	794,421	784,826	711,877	401,285	144,050
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$173,750	$114,818	$113,010	$14,010	$48,103
Investing activities	(186,810)	(411,382)	(885,825)	(615,017)	(124,371)
Financing activities	14,554	295,882	772,234	596,615	81,899
Other Financial Data:
Midstream gross margin	$370,788	$326,482	$218,176	$123,619	$89,045
Treating gross margin	50,374	45,790	42,632	29,132	19,597

Total gross margin(2)	$421,162	$372,272	$260,808	$152,751	$108,642

	Crosstex Energy, L.P.
	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per unit data)

Operating Data:
Pipeline throughput (MMBtu/d)	2,608,000	2,114,000	1,356,000	1,126,000	1,289,000
Natural gas processed (MMBtu/d)(3)	1,812,000	2,057,000	2,032,000	1,921,000	425,000
Producer Services (MMBtu/d)	85,000	94,000	138,000	175,000	210,000

(1)	Distributions include fourth quarter 2008 distributions of $0.25 per unit paid in February 2009; fourth quarter 2007 distributions of $0.61 per unit paid in February 2008; fourth quarter 2006 distributions of $0.56 per unit paid in February 2007; fourth quarter 2005 distributions of $0.51 per unit paid in February 2006; fourth quarter 2004 distributions of $0.45 per unit paid in February 2005; and fourth quarter 2003 distributions of $0.375 per unit paid in February 2004.

(2)	Gross margin is defined as revenue, including treating fee revenues and profit on energy trading activities, less related cost of purchased gas.

(3)	For the year ended 2005, processed volumes include a daily average for the south Louisiana processing plants for November 2005 and December 2005, the two-month period these assets were operated by us.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the financial statements included in this report.

Overview

We are a Delaware limited partnership formed on July 12, 2002 to indirectly acquire substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. We have two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast, in the north Texas Barnett Shale area, and in Louisiana and Mississippi. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and NGLs, as well as providing certain producer services, while our Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the year ended December 31, 2008, approximately 88.0% of our gross margin was generated in the Midstream division with the balance in the Treating division. We manage our operations by focusing on gross margin because our business is generally to purchase and resell natural gas for a margin, or to gather, process, transport, market or treat natural gas or NGLs for a fee. We buy and sell most of our natural gas at a fixed relationship to the relevant index price. In addition, we receive certain fees for processing based on a percentage of the liquids produced and enters into hedge contracts for our expected share of the liquids produced to protect our margins from changes in liquids prices.

During the past five years we have grown significantly as a result of our construction and acquisition of gathering and transmission pipelines and treating and processing plants. From January 1, 2004 through December 31, 2008, we have invested over $2.3 billion to develop or acquire new assets. The purchased assets were acquired from numerous sellers at different periods and were accounted for under the purchase method of accounting. Accordingly, the results of operations for such acquisitions are included in our financial statements only from the applicable date of the acquisition. As a consequence, the historical results of operations for the periods presented may not be comparable.

Our Midstream segment margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through our pipeline systems, processed at our processing facilities, and the volumes of NGLs handled at our fractionation facilities. Our Treating segment margins are largely a function of the number and size of treating plants in operation. We generate Midstream revenues from six primary sources:

•	purchasing and reselling or transporting natural gas on the pipeline systems we own;

•	processing natural gas at our processing plants and fractionating and marketing the recovered NGLs;

•	treating natural gas at our treating plants;

•	providing compression services; and

•	providing off-system marketing services for producers.

With respect to our Midstream services, we generally gather or transport gas owned by others through our facilities for a fee, or we buy natural gas from a producer, plant or shipper at either a fixed discount to a market index or a percentage of the market index, then transport and resell the natural gas. In our purchase/sale transactions, the resale price is generally based on the same index price at which the gas was purchased, and, if we are to be profitable, at a smaller discount or larger premium to the index than it was purchased. We attempt to execute all purchases and sales substantially concurrently, or we enter into a future delivery obligation, thereby establishing the basis for the margin we will receive for each natural gas transaction. Our gathering and transportation margins related to a percentage of the index price can be adversely affected by declines in the price of natural gas.

We also realize margins in our Midstream segment from our processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fee based. Under the margin and POL contract arrangements our margins are higher during periods of high liquid prices relative to natural gas prices. Under fee based contracts our margins are driven by throughput volume. See “—Commodity Price Risk.”

We generate Treating revenues under three types of arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for approximately 11.0% of operating income in our Treating division for the years ended December 31, 2008 and 2007;

•	a fixed fee for operating a plant for a certain period, which accounted for approximately 62.0% and 59.0% of operating income in our Treating division for the years ended December 31, 2008 and 2007, respectively; and

•	a fee arrangement in which the producer operates the plant, which accounted for approximately 27.0% and 30.0% of operating income in our Treating division for the years ended December 31, 2008 and 2007, respectively.

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

Recent Developments

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Numerous events during 2008 have severely restricted current liquidity in the capital markets throughout the United States and around the world. The ability to raise money in the debt and equity markets has diminished significantly and, if available, the cost of funds has increased substantially. One of the features driving investments in MLPs , including the Partnership, over the past few years has been the distribution growth offered by MLPs due to liquidity in the financial markets for capital investments to grow distributable cash flow through development projects and acquisitions. Future growth opportunities have been and are expected to continue to be constrained by the lack of liquidity in the financial markets.

In addition, our business has been significantly impacted by the substantial decline in crude oil prices during the last half of 2008 from a high of approximately $145 per Bbl in July 2008 to a low of approximately $34 per Bbl in December 2008 (based on NYMEX futures daily close prices for the prompt month), a 76.7% decline, and the related 78.2% decline in NGL prices from a high of $2.19 per gallon in July 2008 to a low of $0.48 per gallon in December 2008 (based on the OPIS Mt. Belvieu daily average spot liquids prices). Crude oil prices reflected on NYMEX during January and February 2009 have fluctuated, to a lesser extent, between $49 per Bbl and $35 per Bbl while the OPIS Mt. Belvieu NGL prices have improved slightly ranging from $0.81 per gallon and $0.62 per gallon. The declines in NGL prices have negatively impacted our gross margin for the fourth quarter of 2008 and could continue to negatively impact our gross margin (revenue less cost of gas purchases) in 2009. A significant percentage of inlet gas at our processing plants is settled under percent of liquids (POL) agreements or fractionation margin (margin) contracts. Over the past two years the inlet processing volumes associated with POL and margin contracts were approximately 70%, on a combined basis, of the total volume of gas processed. The POL fees are denominated in the form of a share of the liquids extracted. Therefore, fee revenue under a POL agreement is directly impacted by NGL prices and the decline of these prices in 2008 contributed to a significant decline in gross margin from processing. Under the POL settlement terms, we are not responsible for the fuel or shrink associated with processing. Under margin contracts we realize a gross margin from processing based upon the difference in the value of NGLs extracted from the gas less the value of the product in its gaseous state and the cost of fuel to extract. This is often referred to as the fractionation spread. During the last half of 2008 the “fractionation spread” narrowed significantly as the value of NGLs decreased more than the value of the gas and fuel associated with the processed gas. Thus the gross margin realized under these margin contracts was also negatively impacted due to the commodity price environment. If the current weakness in the economy continues for a prolonged period, it would likely further reduce demand for gas and for NGL products, such as ethane, a primary feedstock for the petrochemical and manufacturing industries, and result in continued lower natural gas and NGL prices. Although we have seen some improvement in NGL prices and the fractionation spread in the early months of 2009 over the levels experienced in December 2008, we believe that our processing margins in 2009 will be substantially lower than the processing margins realized in 2008 based on current market indicators. For the year ended December 31, 2008, approximately 38.7% of our gross margin was attributable to gas processing as compared to 46.1% of our gross margin for the year ended December 31, 2007. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” for a description of our contractual processing arrangements.

Natural gas prices have declined by approximately 61.0%, from a high of $13.58 per MMBtu in July 2008 to a low of $5.29 per MMBtu in December 2008 (based on NYMEX futures daily close prices for the prompt month). Natural gas prices have declined even further during January and February 2009 with prices ranging from $6.07 in early January to $4.01 in mid-February. Many of our customers finance their drilling activity with cash flow from operations, which have been negatively impacted by the declines in natural gas and crude oil prices, or through the incurrence of debt or issuance of equity, which markets have been adversely impacted by global financial market conditions. We believe that the adverse price changes coupled with the overall downturn in the economy and the constrained capital markets will put downward pressure on drilling budgets for gas producers which could result in lower volumes being transported on our pipeline and gathering systems and processing through our processing plants. We have seen a decline in drilling activity by gas producers in our areas of operations during the fourth quarter of 2008. In addition, industry drilling rig count surveys published in early 2009 show substantial declines in rigs in operation as compared to 2008. Several of our customers, including one of our largest customers in the Barnett Shale, have recently announced drilling plans for 2009 that are substantially below their drilling levels during 2008.

Our business was also negatively impacted by hurricanes Gustav and Ike, which came ashore in the Gulf Coast in September 2008. Although the majority of our assets in Texas and Louisiana sustained minimal physical damage from these hurricanes and promptly resumed operations, several offshore production platforms and pipelines that transport gas production to our Pelican, Eunice, Sabine Pass and Blue Water processing plants in south Louisiana were damaged by the storms. Some of the repairs to these offshore facilities were completed during the fourth quarter of 2008 but we do not anticipate that gas production to our south Louisiana plants will recover to pre-hurricane levels until mid-2009, when all repairs are expected to be complete. Additionally, one of our south Louisiana processing plants, the Sabine Pass processing plant, which is located on the shoreline of the Louisiana Gulf Coast, sustained some physical damage. The Sabine Pass processing plant was repaired during the fourth quarter of 2008 and the plant was returned to service in early January 2009. Our operations in north Texas were also impacted by these hurricanes because operations at the Mt. Belvieu, Texas, a central distribution point for NGL sales where several fractionators are located which fractionate NGLs from the entire United States, were interrupted as a result of these storms. These storms resulted in an adverse impact to our gross margin of approximately $22.9 million.

Two of our facilities, one in south Louisiana and one in north Texas, were also partially damaged by fires during 2008. Although substantially all of the property repairs were covered by insurance, our Sabine Pass processing plant in south Louisiana was out of service for approximately one month. The loss of operating income due to the fire at the Godley compressor station in north Texas was minimal because we were successful in rerouting the gas to our other facilities in the area until the damaged compressor was replaced. The estimated loss in gross margin as a result of these fires is $0.9 million.

Acquisitions and Expansion

We have grown significantly through asset purchases and construction and expansion projects in recent years. This growth creates many of the major differences when comparing operating results from one period to another. The most significant asset purchases since January 2006 were the acquisition of midstream assets from Chief Holdings, LLC, or Chief in June 2006, the Hanover Compression Company treating assets in February 2006 and the amine-treating business of Cardinal Gas Solutions L.P. in October 2006. In addition, internal expansion projects in north Texas and Louisiana have contributed to the increase in our business during 2006, 2007 and 2008.

On June 29, 2006, we expanded our operations in the north Texas area through our acquisition of the natural gas gathering pipeline systems and related facilities of Chief in the Barnett Shale for $475.3 million. The acquired systems included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower. At the closing of that acquisition, approximately 160,000 net acres previously owned by Chief and acquired by Devon, simultaneously with our acquisition, as well as 60,000 net acres owned by other producers, were dedicated to the systems. Immediately following the closing of the Chief acquisition, we began expanding our north Texas pipeline gathering system. The continued expansion of our north Texas gathering systems to handle the growing production in the Barnett Shale was one of our core areas for internal growth during 2006, 2007 and 2008 and will continue to be a core area during 2009. Since the date of the acquisition through December 31, 2008, we connected 444 new wells to our gathering system and significantly increased the dedicated acreage owned by other producers. Our processing capacity in the Barnett Shale is 280 MMcf/d including the Silver Creek plant, which is a 200 MMcf/d cryogenic processing plant, our Azle plant, which is a 50 MMcf/d cryogenic processing plant, and our Goforth plant, which is a 30 MMcf/d processing plant. In 2007 and 2008, we constructed a 29-mile expansion in north Johnson County to our north Texas gathering systems. The first phase of the expansion commenced operation in September 2007. The last two phases of the expansion commenced operation in May and July of 2008. The total gathering capacity of this 29-mile expansion is currently 235 MMcf/d and is expected to be increased to approximately 400 MMcf/d in April 2009 by the addition of compression. We have also installed two 40 gallon per minute and one 100 gallon per minute amine treating plants to provide carbon dioxide removal capability. As of December 2008, the capacity of our north Texas gathering system was approximately 1,100 MMcf/d and total throughput on our north Texas gathering systems, including the north Johnson County expansion, had increased from approximately 115,000 MMBtu/d at the time of the Chief acquisition to approximately 796,000 MMBtu/d.

In April 2008, we commenced construction of an $80.0 million natural gas processing facility called Bear Creek in Hood County near our existing North Texas Assets. The new plant will have a gas processing capacity of 200 MMcf/d. Due to the recent decline in commodity prices and the corresponding decline in drilling activity, we do not anticipate that the additional processing capacity provided by the Bear Creek plant will be needed until late 2010 or in 2011. Therefore, we have decided to put this construction project on hold until the demand for this processing capacity returns, at which time we will seek to obtain financing for this project. As of December 31, 2008, we have spent approximately $20.2 million on this project for the construction of a portion of the plant that will be utilized when the plant is completed in the future.

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

Our NTP, which commenced service in April 2006, consists of a 133-mile pipeline and associated gathering lines from an area near Fort Worth, Texas to a point near Paris, Texas. The initial capacity of the NTP was approximately 250 MMcf/d. In 2007, we expanded the capacity on the NTP to a total of approximately 375 MMcf/d. The NTP connects production from the Barnett Shale to markets in north Texas and to markets accessed by NGPL, Kinder Morgan, HPL, Atmos and other markets. As of December 2008, the total throughput on the NTP was approximately 300,000 MMBtu/d. The NTP also will interconnect with a new interstate gas pipeline under construction by Boardwalk Pipeline Partners, L.P. known as the Gulf Crossing Pipeline which is expected to be in service in March 2009. The Gulf Crossing Pipeline is expected to provide our customer’s access to premium midwest and east coast markets.

In April 2007, we completed construction and commenced operations on our north Louisiana expansion, which is an extension of our LIG system designed to increase take-away pipeline capacity to the producers developing natural gas in the fields south of Shreveport, Louisiana. The north Louisiana expansion consists of approximately 63 miles of 24” mainline with 9 miles of 16” gathering lateral pipeline and 10,000 horsepower of new compression referred to as our Red River lateral. Our Red River lateral bisects the developing Haynesville Shale gas play in north Louisiana. The Red River lateral was operating at near capacity during 2008 so we added 35 MMcf/d of capacity by adding compression during the third quarter of 2008 bringing the total capacity of the Red River lateral to approximately 275 MMcf/d. As of December 31, 2008, the Red River lateral was flowing at approximately 225,000 MMBtu/d. Interconnects on the north Louisiana expansion include connections with the interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission and Trunkline Gas.

Commodity Price Risk

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. A large percentage of our processing fees are realized under POL contracts that are directly impacted by the market price of NGLs. We also realize processing gross margins under margin contracts. These settlements are impacted by the relationship between NGL prices and the underlying natural gas prices, which is also referred to as the fractionation spread.

A significant volume of inlet gas at our south Louisiana and north Texas processing plants is settled under POL agreements. The POL fees are denominated in the form of a share of the liquids extracted and we are not responsible for the fuel or shrink associated with processing. Therefore, fee revenue under a POL agreement is directly impacted by NGL prices, and the decline of these prices in 2008 contributed to a significant decline in gross margin from processing. We have a number of fractionation margin contracts on our Plaquemine and Gibson processing plants that expose us to the fractionation spread. Under these margin contracts our gross margin is based upon the difference in the value of NGLs extracted from the gas less the value of the product in its gaseous state and the cost of fuel to extract during processing. During the last half of 2008 the fractionation spread narrowed significantly as the value of NGLs decreased more than the value of the gas and fuel associated with the processed gas. Thus the gross margin realized under these margin contracts was negatively impacted due to the commodity price environment. The significant decline in crude oil prices and a related decline in NGL prices during the last half of 2008 had a significant negative impact on our margins, and may negatively impact our gross margin further if such declines continue.

We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transportation services. Approximately 4.0% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, our resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” for additional information on Commodity Price Risk.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Midstream revenues	$4,838.7	$3,791.3	$3,075.5
Midstream purchased gas	(4,471.3)	(3,468.9)	(2,859.8)
Profits on energy trading activities	3.4	4.1	2.5

Midstream gross margin	370.8	326.5	218.2

Treating revenues	65.0	53.7	52.1
Treating purchased gas	(14.6)	(7.9)	(9.5)

Treating gross margin	50.4	45.8	42.6

Total gross margin	$421.2	$372.3	$260.8

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,608,000	2,114,000	1,356,000
Processing	1,812,000	2,057,000	2,032,000
Producer services	85,000	94,000	138,000
Treating Plants in Operation at Year-end	200	190	190

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $370.8 million for the year ended December 31, 2008 compared to $326.5 million for the year ended December 31, 2007, an increase of $44.3 million, or 13.6%. The increase was primarily due to system expansion projects and increased throughput on our gathering and transmission systems. These increases were partially offset by margin decreases in the processing business due to a less favorable NGL market and operating downtime resulting from the impact of hurricanes in the last half of the year. Profit on energy trading activities decreased for the comparative periods by approximately $0.7 million.

System expansion in the north Texas region and increased throughput on the NTP contributed $58.9 million of gross margin growth for the year ended December 31, 2008 over the same period in 2007. Our gathering systems in the region and NTP accounted for $41.3 million and $9.1 million of this increase, respectively. Our processing facilities in the region contributed an additional $8.5 million of gross margin increase. System expansion and volume increases on the LIG system contributed margin growth of $8.2 million during the year ended December 31, 2008 over the same period in 2007. Processing plants in Louisiana experienced a margin decline of $20.2 million for the comparative twelve-month period in 2008 due to a less favorable NGL processing environment in the last half of the year and business interruptions resulting from the impact of hurricanes along the Gulf Coast. These unfavorable processing conditions also contributed to margin declines in south Texas on the Vanderbilt system and Gregory Processing facility of $2.9 million and $1.8 million, respectively. A throughput decline on the Gregory Gathering system resulted in a gross margin decrease of $1.6 million. These declines were partially offset by a gross margin increase on the CCNG system of $1.9 million due to an increase in throughput. The Mississippi system had a margin increase of $1.2 million due to increased throughput, and an expansion of the east Texas system contributed to a margin increase of $0.9 million for the comparable periods.

Our processing and gathering systems were negatively impacted by events beyond our control during the third quarter that had a significant effect on gross margin results for the year ended December 31, 2008. Hurricanes Gustav and Ike came ashore along the Gulf Coast in September 2008. We estimate that these storms resulted in an approximately $22.9 million gross margin decrease for the year. The lost margin was primarily experienced at gas processing facilities along the Gulf Coast. However, processing facilities further inland in Louisiana and north Texas were indirectly impacted due to disruption in the NGL markets. In addition, approximately $0.9 million in gross margin was lost at the Sabine Pass plant in August 2008 due to downtime from fire damage. The fire occurred during an attempt to bring the plant back online following tropical storm Edouard.

Treating gross margin was $50.4 million for the year ended December 31, 2008 compared to $45.8 million for the year ended December 31, 2007, an increase of $4.6 million, or 10.0%. We had approximately 200 and 190 treating plants, dew point control plants, and related equipment in service at December 31, 2008 and 2007, respectively. Gross margin growth for the period of $3.2 million is attributable primarily to the increase in the number of plants and an increase in throughput on the volume based plants. Field services provided to producers also contributed gross margin growth of $1.4 million for the comparable periods.

Operating Expenses.  Operating expenses were $169.0 million for the year ended December 31, 2008 compared to $125.1 million for the year ended December 31, 2007, an increase of $43.9 million, or 35.1%. The increase is primarily attributable to the following factors:

•	$35.8 million increase in Midstream operating expenses resulting primarily from growth and expansion in the NTP, NTG, north Louisiana and east Texas areas. Contractor services and labor costs increased $14.1 million, chemicals and materials increased $7.8 million, equipment rental increased $7.4 million and ad valorem taxes increased $2.4 million;

•	$7.3 million increase in Treating operating expenses, including $2.6 million for materials and supplies, contractor services costs of $2.8 million to support maintenance projects, labor costs of $1.4 million as a result of market adjustments for field service employees and additional headcount and auto-related expenses of $0.5 million; and

•	$0.7 million increase in technical services operating expense.

General and Administrative Expenses.  General and administrative expenses were $71.0 million for the year ended December 31, 2008 compared to $61.5 million for the year ended December 31, 2007, an increase of $9.5 million, or 15.4%. The increase is primarily attributable to the following factors:

•	$5.5 million increase in rental expense resulting primarily from additional office rent and including $3.4 million related to lease termination fees for the cancelled relocation of our corporate headquarters;

•	$3.1 million increase in bad debt expense due to the SemStream, L.P. bankruptcy;

•	$1.8 million increase in other expenses, including professional fees and services and labor and benefit expenses; and

•	$0.9 million decrease in stock-based compensation expense resulting primarily from the reduction of estimated performance-based restricted units and restricted shares.

Gain/Loss on Derivatives.  We had a gain on derivatives of $12.2 million for the year ended December 31, 2008 compared to a gain of $6.6 million for the year ended December 31, 2007. The derivative transaction types contributing to the net gain are as follows (in millions):

	Years Ended December 31,
	2008		2007
(Gain)/Loss on Derivatives:	Total	Realized	Total	Realized

Basis swaps	$(7.2)	$(7.3)	$(8.1)	$(7.0)
Processing margin hedges	(3.6)	(3.6)	1.3	1.3
Storage	(0.7)	(0.1)	(0.5)	(1.6)
Third-party on-system swaps	(0.6)	(0.8)	(0.2)	(0.6)
Puts	—	—	0.8	—
Other	(0.1)	—	0.1	—

	$(12.2)	$(11.8)	$(6.6)	$(7.9)

Gain/Loss on Sale of Property.  Assets sold during the year ended December 31, 2008 generated a net gain of $1.5 million as compared to a gain of $1.7 million during the year ended December 31, 2007. The 2008 gain was primarily generated from the disposition of various small Treating and Midstream assets. The 2007 gain was primarily generated from the disposition of unused catalyst material and the disposition of a treating plant.

Impairments.  During the year ended December 31, 2008, we had an impairment expense of $30.4 million compared to no impairment expense for the year ended December 31, 2007. The impairment expense is comprised of:

•	$17.8 million related to the Blue Water gas processing plant located in south Louisiana — The impairment on our 59.27% interest in the Blue Water gas processing plant was recognized because the pipeline company which owns the offshore Blue Water system and supplies gas to our Blue Water plant reversed the flow of the gas on its pipeline in early January 2009 thereby removing access to all the gas processed at the Blue Water plant from the Blue Water offshore system. At this time, we have not found an alternative source of new gas for the Blue Water plant so the plant ceased operation in January 2009. An impairment of $17.8 million was recognized for the carrying amount of the plant in excess of the estimated fair value of the plant as of December 31, 2008.

•	$4.9 million related to goodwill — We determined that the carrying amount of goodwill attributable to the Midstream segment was impaired because of the significant decline in our Midstream operations due to negative impacts on cash flows caused by the significant declines in natural gas and NGL prices during the last half of 2008 coupled with the global economic decline.

•	$4.1 million related to leasehold improvements — We had planned to relocate our corporate headquarters during 2008 to a larger office facility. We had leased office space and were close to completing the renovation of this office space when the global economic decline began impacting our operations in October 2008. On December 31, 2008, the decision was made to cancel the new office lease and not relocate the corporate offices from its existing office location. The impairment relates to the leasehold improvements on the office space for the cancelled lease.

•	$2.6 million related to the Arkoma gathering system — The impairment on the Arkoma gathering system was recognized because we sold this asset in February 2009 for $11.0 million and the carrying amount of the plant exceeded the sale price by approximately $2.6 million.

•	$1.0 million related to unused treating equipment — The impairment relates to older equipment in the Treating division that will not be used in our future operations.

Depreciation and Amortization.  Depreciation and amortization expenses were $131.2 million for the year ended December 31, 2008 compared to $106.6 million for the year ended December 31, 2007, an increase of $24.5 million, or 23.0%. Midstream depreciation and amortization increased $23.0 million due to the NTP, NTG and north Louisiana expansion project assets. Accelerated depreciation of the Dallas office leasehold due to the planned, but subsequently cancelled, relocation accounted for an increase between periods of $1.4 million.

Interest Expense.  Interest expense was $102.7 million for the year ended December 31, 2008 compared to $79.4 million for the year ended December 31, 2007, an increase of $23.3 million, or 29.3%. The increase relates primarily to the negative impact of declining interest rates on our interest rate swaps. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2008	2007

Senior notes	$33.1	$33.4
Credit facility	39.4	47.2
Capitalized interest	(2.7)	(4.8)
Mark to market interest rate swaps	22.1	1.1
Realized interest rate swaps	4.6	(0.7)
Interest income	(0.3)	(0.7)
Other	6.5	3.9

Total	$102.7	$79.4

Income taxes.  Income tax expense was $2.8 million for the year ended December 31, 2008 compared to $1.0 million for the year ended December 31, 2007, an increase of $1.8 million. The increase relates primarily to the Texas margin tax.

Other Income.  Other income was $27.8 million for the year ended December 31, 2008 compared to $0.7 million for the year ended December 31, 2007. In November 2008, the Partnership sold a contract right for firm transportation capacity on a third party pipeline to an unaffiliated third party for $20.0 million. The entire amount of such proceeds is reflected in other income because the Partnership had no basis in this contract right. In February 2008, the Partnership recorded $7.0 million from the settlement of disputed liabilities that were assumed with an acquisition.

Discontinued Operations.  Discontinued operations were $55.6 million for the year ended December 31, 2008 compared to $6.5 million for the year ended December 31, 2007. In November 2008, we sold our undivided 12.4% interest in the Seminole gas processing plant to an unrelated third party and realized a gain on the sale of $49.8 million.

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

Crosstex acquired the NTG assets from Chief in June 2006. System expansion in the north Texas region and increased throughput on the NTP contributed $64.5 million of gross margin growth during the year ended December 31, 2007 over the same period in 2006. The NTG and NTP assets accounted for $34.1 million and $16.6 million of this increase, respectively. The processing facilities in the region contributed an additional $13.3 million of this gross margin increase. Operational improvements, system expansion and increased volume on the LIG system coupled with optimization and integration with the south Louisiana processing assets contributed margin growth of $22.6 million for 2007. Volume increases on the Mississippi system contributed gross margin growth of $5.7 million. The Plaquemine and Gibson plants contributed margin growth of $9.9 million due to a favorable gas processing environment. The favorable gas processing margin also led to a combined $5.3 million margin increase on the Vanderbilt and Gulf Coast systems.

The favorable processing margins we realized during 2007 at several of our processing facilities may be higher than margins we currently are realizing or may realize in future periods due to the current economic environment and NGL prices. As discussed above under “— Commodity Price Risk”, we receive as a processing fee a percentage of the liquids recovered on a substantial portion of the gas processed through our plants. Also, during periods when processing margins are favorable due to liquids prices being high relative to natural gas prices, as existed during 2007, we have the ability to generate higher processing margins. We have the ability to bypass certain volumes when processing is uneconomical so we can avoid negative processing margins but our margins will be lower during these periods.

In addition, we have the ability to buy gas from and to sell gas to various gas markets through our pipeline systems. During 2007 we were able to benefit from price differentials between the various gas markets by selling gas into markets with more favorable pricing thereby improving our Midstream gross margin.

Treating gross margin was $45.8 million for the year ended December 31, 2007 compared to $42.6 million for the year ended December 31, 2006, an increase of $3.2 million, or 7.4%. There were approximately 190 treating and dew point control plants in service at December 31, 2007. Although the number of plants in service was unchanged from December 31, 2006, gross margin growth for 2007 is attributed to a higher average number of plants in service each month during 2007 compared to 2006.

Operating Expenses.  Operating expenses were $125.1 million for the year ended December 31, 2007 compared to $98.8 million for the year ended December 31, 2006, an increase of $26.4 million, or 26.7%. The increase in operating expenses primarily reflects costs associated with growth and expansion in the north Texas assets of $17.5 million, the south Texas assets of $1.8 million, LIG and the north Louisiana expansion of $3.7 million and Treating assets of $1.6 million. Operating expenses included $1.8 million of stock-based compensation expense in 2007 compared to $1.1 million of stock-based compensation expense in 2006.

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

Gain/Loss on Derivatives.  We had a gain on derivatives of $6.6 million for the year ended December 31, 2007 compared to a gain of $1.6 million for the year ended December 31, 2006. The derivative transaction types contributing to the net gain are as follows (in millions):

	Years Ended December 31,
	2007		2006
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized

Basis swaps	$(8.1)	$(7.0)	$(0.7)	$(0.4)
Processing margin hedges	1.3	1.3	—	—
Storage	(0.5)	(1.6)	(2.9)	(0.7)
Third-party on-system swaps	(0.2)	(0.6)	(1.5)	(1.2)
Puts	0.8	—	3.6	—
Other	0.1	—	(0.1)	—

	$(6.6)	$(7.9)	$(1.6)	$(2.3)

Gain/Loss on Sale of Property.  Assets sold during the year ended December 31, 2007 generated a net gain of $1.7 million as compared to a gain of $2.1 million during the year ended December 31, 2006. The 2007 gain was primarily generated from the disposition of unused catalyst material and the disposition of a treating plant. The gain in 2006 primarily related to the sale of inactive gas processing facilities acquired as a part of the south Louisiana processing assets and as part of LIG acquisition.

Depreciation and Amortization.  Depreciation and amortization expenses were $106.6 million for the year ended December 31, 2007 compared to $80.5 million for the year ended December 31, 2006, an increase of $26.1 million, or 32.4%. Midstream depreciation and amortization increased $25.8 million due to the NTP, NTG and north Louisiana expansion project assets.

Interest Expense.  Interest expense was $79.4 million for the year ended December 31, 2007 compared to $51.4 million for the year ended December 31, 2006, an increase of $28.0 million, or 54.4%. The increase relates primarily to an increase in debt outstanding as a result of acquisitions and other growth projects. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2007	2006

Senior notes	$33.4	$23.6
Credit facility	47.2	30.1
Capitalized interest	(4.8)	(5.4)
Mark to market interest rate swaps	1.1	(0.1)
Realized interest rate swaps	(0.7)	—
Interest income	(0.7)	(1.1)
Other	3.9	4.3

Total	$79.4	$51.4

Discontinued Operations.  Discontinued operations were $6.5 million for the year ended December 31, 2007 compared to $7.3 million for the year ended December 31, 2006. In November 2008, we sold our undivided 12.4% interest in the Seminole gas processing plant to an unrelated third party.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities.  Net cash provided by operating activities was $173.8 million, $114.8 million and $113.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income before non-cash income and expenses and changes in working capital for 2008, 2007 and 2006 were as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Income before non-cash income and expenses	$160.9	$138.9	$88.3
Changes in working capital	12.9	(24.0)	24.7

The primary reason for the increased cash flow from income before non-cash income and expenses of $22.0 million from 2007 to 2008 was increased operating income from our expansions in north Texas and north Louisiana during 2007 and 2008. The primary reason for the increased cash flow from income before non-cash income and expenses of $50.6 million from 2006 to 2007 was increased operating income from our expansion in north Texas during 2006 and 2007.

Cash Flows from Investing Activities.  Net cash used in investing activities was $186.8 million, $411.4 million and $885.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our primary investing activities for 2008, 2007 and 2006 were capital expenditures and acquisitions, net of accrued amounts, as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Growth capital expenditures	$257.3	$403.7	$308.8
Acquisitions and asset purchases	—	—	576.1
Maintenance capital expenditures	18.3	10.8	6.0

Total	$275.6	$414.5	$890.9

Net cash invested in Midstream assets was $222.4 million for 2008, $385.8 million for 2007 and $746.7 million for 2006 (including $475.4 million related to the acquisition of assets from Chief). Net cash invested in Treating assets was $41.8 million for 2008, $23.5 million for 2007 and $86.8 million for 2006 (including $51.5 million related to the acquisition of Hanover assets). Net cash invested in other corporate assets was $11.4 million for 2008, $5.2 million for 2007 and $8.2 million for 2006.

Cash flows from investing activities for the years ended December 31, 2008, 2007 and 2006 also include proceeds from property sales of $88.8 million, $3.1 million and $5.1 million, respectively. Sales in 2008 primarily relate to the sale of interest in the Seminole gas processing plant. The 2007 and 2006 sales primarily related to sales of inactive properties.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $14.6 million, $295.9 million and $772.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our financing activities primarily relate to funding of capital expenditures and acquisitions. Our financings have primarily consisted of borrowings under our bank credit facility, borrowings under capital lease obligations, equity offerings and senior note issuances for 2008, 2007 and 2006 as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Net borrowings under bank credit facility	$50.0	$246.0	$166.0
Senior note issuances (net of repayments)	(9.4)	(9.4)	298.5
Net borrowings under capital lease obligations	23.9	3.6	—
Common unit offerings(1)	101.9	58.8	—
Senior subordinated unit offerings(1)	—	102.6	368.3

(1)	Includes our general partner’s proportionate contribution and net of costs associated with the offering.

Distributions to unitholders and our general partner represent our primary use of cash in financing activities. Unless prohibited by our bank credit facility, we will distribute all available cash, as defined in our partnership agreement, within 45 days after the end of each quarter. Total cash distributions made during the last three years were as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Common units	$94.4	$49.8	$39.7
Subordinated units	2.8	11.9	16.1
General partner	41.2	24.8	20.4

Total	$138.4	$86.5	$76.2

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. Changes in drafts payable for 2008, 2007 and 2006 were as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Increase (decrease) in drafts payable	$(7.4)	$(19.0)	$18.1

Working Capital Deficit.  We had a working capital deficit of $32.9 million as of December 31, 2008, primarily due to drafts payable of $21.5 million as of the same date. Our changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of our revenues are collected and a large volume of our gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end my fluctuate significantly depending on the timing of these receipts and payments. In addition, although we strive to minimize our natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Our working capital also includes our mark to market derivative assets and liabilities associated with our commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices and associated with our interest rate swap derivatives which may fluctuate significantly due to changes in interest rates. The changes in working capital during the years ended December 31, 2008, 2007 and 2006 are due to the impact of the fluctuations discussed above.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of December 31, 2008 and 2007.

April 2008 Sale of Common Units.  On April 9, 2008, we issued 3,333,334 common units in a private offering at $30.00 per unit, which represented an approximate 7% discount from the market price on such date. Crosstex Energy GP, L.P. made a general partner contribution of $2.0 million in connection with the issuance to maintain its 2% general partner interest.

December 2007 Sale of Common Units.  On December 19, 2007, we issued 1,800,000 common units representing limited partner interests in the Partnership at a price of $33.28 per unit for net proceeds of $57.6 million. In addition, Crosstex Energy GP, L.P. made a general partner contribution of $1.2 million in connection with the issuance to maintain its 2% general partner interest.

March 2007 Sale of Senior Subordinated Series D Units.  On March 23, 2007, we issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests in a private offering for net proceeds of approximately $99.9 million. The senior subordinated series D units were issued at $25.80 per unit, which represented a discount of approximately 25% to the market value of common units on such date. The discount represented an underwriting discount plus the fact that the units would not receive a distribution nor be readily transferable for two years. Crosstex Energy GP, L.P. made a general partner contribution of $2.7 million in connection with this issuance to maintain its 2% general partner interest. Due to the decreased distribution with respect to the fourth quarter of 2008, the senior subordinated series D units will automatically convert into common units on March 23, 2009 at a ratio of 1.05 common units for each senior subordinated series D unit. The senior subordinated series D units are not entitled to distributions of available cash or allocations of net income/loss from us until March 23, 2009.

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

Sources of Liquidity in 2009 and Capital Requirements

Historically we have been successful in accessing capital from both the equity market and financial institutions to fund the growth of our operations. However, due to the lack of liquidity in the financial and equity markets coupled with the decline in our Midstream operations, our access to capital is expected to be severely limited in 2009. We have significantly reduced our growth plans during 2009 and 2010 to operate within our existing capital structure.

One of the first steps we needed to accomplish to continue to operate within our existing capital structure was to amend the terms of our bank credit facility and senior secured note agreement to allow us to operate with a higher leverage ratio and a lower interest coverage ratio due to the anticipated decline in our operating income for 2009 and 2010 based on current economic conditions. We amended our bank credit facility and our senior secured note agreement in November 2008 and again in February 2009 to provide for terms that we expect will allow us to continue to operate our assets during the current difficult economic conditions. The terms of the amended agreements allow us to maintain a higher level of leverage and to maintain a lower interest coverage ratio but our interest costs will increase, our ability to incur additional indebtedness will be restricted when we are operating at higher leverage ratios and our ability to pay distributions will be prohibited until our leverage ratio is significantly lower and we repay the PIK notes. The PIK notes are due six months after the earlier of the refinancing or maturity of our bank credit facility. The terms of these agreements and our PIK notes are described more fully under “Description of Indebtedness.”

We have lowered our distribution level from $0.63 per unit for the second quarter of 2008 to $0.50 per unit for the third quarter of 2008 and $0.25 per unit for the fourth quarter of 2008. As discussed above, the amended terms of our bank credit facility and senior secured note agreement restrict our ability to make distributions unless certain conditions are met. We do not expect that we will meet these conditions in 2009.

We have reduced our budgeted capital expenditures significantly for 2009. Total growth capital investments in the calendar year 2009 are currently anticipated to be approximately $100.0 million and primarily relate to capital projects in north Texas and Louisiana pursuant to contractual obligations with producers. We will use cash flow from operations and existing capacity under our bank credit facility to fund our reduced capital spending plan during 2009. Capital expenditures in future periods will be limited to cash flow from operating activities and to existing capacity under our bank credit facility. It is unlikely that we will be able to make any acquisitions based on the terms of our credit facility and our senior secured note agreement and the condition of the capital markets because we may only use Excess Proceeds, as defined under “Amendments to Credit Documents” below, from the incurrence of unsecured debt and the issuance of equity to make such acquisitions.

We have reduced our general and administrative expenses by reducing our work force by approximately 8.0% through the elimination of open positions and certain corporate positions and minimizing all non-essential costs. We have also reduced our operating expenses by reducing overtime and renegotiating certain contracts to reduce monthly costs and by eliminating some equipment rentals.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of December 31, 2008 is as follows (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Long-Term Debt	$1,263.7	$9.4	$20.3	$816.0	$93.0	$93.0	$232.0
Interest Payable on Fixed Long-Term Debt Obligations	194.6	38.0	37.0	35.6	31.3	23.9	28.8
Capital Lease Obligations	32.8	3.3	3.2	3.2	3.2	3.2	16.7
Operating Leases	88.5	28.4	19.0	17.9	16.4	3.1	3.7
Unconditional Purchase Obligations	13.5	13.5	—	—	—	—	—
FIN 48 Tax Obligations	1.6	1.3	0.1	0.1	0.1	—	—

Total Contractual Obligations	$1,594.7	$93.9	$79.7	$872.8	$143.9	$123.2	$281.2

The above table does not include any physical or financial contract purchase commitments for natural gas.

The interest payable under our bank credit facility is not reflected in the above table because such amounts depend on outstanding balances and interest rates, which will vary from time to time. Based on balances outstanding and rates in effect at December 31, 2008, annual interest payments would be $30.6 million. The interest amounts also exclude estimates of the effect of our interest rate swap contracts.

The unconditional purchase obligations for 2009 relate to purchase commitments for equipment.

Description of Indebtedness

As of December 31, 2008 and 2007, long-term debt consisted of the following (in thousands):

	2008	2007

Bank credit facility, interest based on Prime or LIBOR plus an applicable margin, interest rates at December 31, 2008 and 2007 were 6.33% and 6.71%, respectively	$784,000	$734,000
Senior secured notes, weighted average interest rates at December 31, 2008 and 2007 of 8.0% and 6.75%, respectively	479,706	489,118

	1,263,706	1,223,118
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,254,294	$1,213,706

Credit Facility.  In September 2007, we increased borrowing capacity under the bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of December 31, 2008, $850.4 million was outstanding under the bank credit facility, including $66.4 million of letters of credit, leaving approximately $334.6 million available for future borrowing.

Obligations under the bank credit facility are secured by first priority liens on all of our material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in substantially all of our subsidiaries, and rank pari passu in right of payment with the senior secured notes. The bank credit facility is guaranteed by our material subsidiaries. We may prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

On November 7, 2008, we entered into the Fifth Amendment and Consent (the “Fifth Amendment”) to our credit facility with Bank of America, N.A., as administrative agent, and the banks and other parties thereto (the “Bank Lending Group”). The Fifth Amendment amended the agreement governing our credit facility to, among other things, (i) increase the maximum permitted leverage ratio we must maintain for the fiscal quarters ending December 31, 2008 through September 30, 2009, (ii) lower the minimum interest coverage ratio we must maintain for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter, (iii) permit us to sell certain assets, (iv) increase the interest rate we pay on the obligations under the credit facility and (v) lower the maximum permitted leverage ratio we must maintain if we or our subsidiaries incur unsecured note indebtedness.

Due to the continued decline in commodity prices and the deterioration in the processing margins, we determined that there was a significant risk that the amended terms negotiated in November 2008 would not be sufficient to allow us to operate during 2009 without triggering a covenant default under our bank credit facility and the senior secured note agreement. On February 27, 2009, we entered into the Sixth Amendment to Fourth Amended and Restated Credit Agreement and Consent (the “Sixth Amendment”) to our credit facility with the Bank Lending Group. Under the Sixth Amendment, borrowings will bear interest at our option at the administrative agent’s reference rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margins for the Partnership’s interest rate and letter of credit fees vary quarterly based on the Partnership’s leverage ratio as defined by the credit facility (the “Leverage Ratio” being generally computed as total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows beginning February 27, 2009:

	Bank Reference	LIBOR Rate	Letter of	Commitment
Leverage Ratio	Rate Advances(a)	Advances(b)	Credit Fees(c)	Fees(d)

Greater than or equal to 5.00 to 1.00	3.00%	4.00%	4.00%	0.50%
Greater than or equal to 4.25 to 1.00 and less than 5.00 to 1.00	2.50%	3.50%	3.50%	0.50%
Greater than or equal to 3.75 to 1.00 and less than 4.25 to 1.00	2.25%	3.25%	3.25%	0.50%
Less than 3.75 to 1.00	1.75%	2.75%	2.75%	0.50%

(a)	The applicable margins for the bank reference rate advances ranged from 0% to 0.25% under the bank credit facility prior to the Fifth and Sixth Amendments. The applicable margin for the bank reference rate advances was paid at the maximum rate of 2.00% under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(b)	The applicable margins for the LIBOR rate advances ranged from 1.00% to 1.75% under the bank credit facility prior to the Fifth and Sixth Amendments. The applicable margin for the bank reference rate advances was paid at the maximum rate of 3.00% under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(c)	The letter of credit fees ranged from 1.00% to 1.75% per annum plus a fronting fee of 0.125% per annum under the bank credit facility prior to the Fifth and Sixth Amendments. The letter of credit fees were paid at the maximum rate of 3.00% per annum in addition to the fronting fee under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(d)	The commitment fees ranged from 0.20% to 0.375% per annum on the unused amount of the credit facility under the bank credit facility prior to the Fifth and Sixth Amendments. The commitment fees were paid at the maximum rate of 0.50% per annum under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

The Sixth Amendment also sets a floor for the LIBOR interest rate of 2.75% per annum, which means, effective as of February 27, 2009, borrowings under the bank credit facility accrue interest at the rate of 6.75% based on the LIBOR rate in effect on such date and our current leverage ratio. Based on our forecasted leverage ratios for 2009, we expect the applicable margins to be at the high end of these ranges for our interest rate and letter of credit fees.

Pursuant to the Sixth Amendment, we must pay a leverage fee if we do not prepay debt and permanently reduce the banks’ commitments by the cumulative amounts of $100.0 million on September 30, 2009, $200.0 million on December 31, 2009, and $300.0 million on March 31, 2010. If we fail to meet any de-leveraging target, we must pay a leverage fee on such date, equal to the product of the total amounts outstanding under our bank credit facility and the senior secured note agreement on such date, and 1.0% on September 30, 2009, 1.0% on December 31, 2009 and 2.0% on March 31, 2010. This leverage fee will accrue on the applicable date, but not be payable until we refinance our bank credit facility.

Under the Sixth Amendment, the maximum Leverage Ratio (measured quarterly on a rolling four-quarter basis) is as follows:

•	7.25 to 1.00 for the fiscal quarter ending March 31, 2009;
•	8.25 to 1.00 for the fiscal quarters ending June 30, 2009 and September 30, 2009;
•	8.50 to 1.00 for the fiscal quarter ending December 31, 2009;
•	8.00 to 1.00 for the fiscal quarter ending March 31, 2010;
•	6.65 to 1.00 for the fiscal quarter ending June 30, 2010;
•	5.25 to 1.00 for the fiscal quarter ending September 30, 2010;
•	5.00 to 1.00 for the fiscal quarter ending December 31, 2010;
•	4.50 to 1.00 for any fiscal quarter ending March 31, 2011 through March 31, 2012; and
•	4.25 to 1.00 for any fiscal quarter ending June 30, 2012 and thereafter.

The minimum cash interest coverage ratio (as defined in the agreement, measured quarterly on a rolling four-quarter basis) is as follows under the Sixth Amendment:

•	1.75 to 1.00 for the fiscal quarters ending March 31, 2009;
•	1.50 to 1.00 for the fiscal quarter ending June 30, 2009;
•	1.30 to 1.00 for the fiscal quarter ending September 30, 2009;
•	1.15 to 1.00 for the fiscal quarter ending December 31, 2009;
•	1.25 to 1.00 for the fiscal quarter ending March 31, 2010;
•	1.50 to 1.00 for the fiscal quarter ending June 30, 2010;
•	1.75 to 1.00 for any fiscal quarter ending September 30, 2010 and December 31, 2010; and
•	2.50 to 1.00 for any fiscal quarter ending March 31, 2011 and thereafter.

Under the Sixth Amendment, no quarterly distributions may be paid to unitholders unless the PIK notes have been repaid and the Leverage Ratio is less than 4.25 to 1.00. If the Leverage Ratio is between 4.00 to 1.00 and 4.25 to 1.00, we may make the minimum quarterly distribution of up to $0.25 per unit if the PIK notes have been repaid. If the Leverage Ratio is less than 4.00 to 1.00, we may make quarterly distributions to unitholders from available cash as provided by our partnership agreement if the PIK notes have been repaid. The PIK notes are due six months after the earlier of the refinancing or maturity of our bank credit facility. In order to repay the PIK notes prior to their scheduled maturity, we will need to amend or refinance our bank credit facility. Based on our forecasted leverage ratios for 2009 and our near term ability to refinance our bank credit facility, we do not anticipate making quarterly distributions in 2009 other than the distribution paid in February 2009 related to fourth quarter 2008 operating results.

The Sixth Amendment also limits our annual capital expenditures (excluding maintenance capital expenditures) to $120.0 million in 2009 and $75.0 million in 2010 and each year thereafter (with unused amounts in any year being carried forward to the next year). It is unlikely that we will be able to make any acquisitions based on the terms of our amended credit facility and the current condition of the capital markets because we may only use a portion of the proceeds from the incurrence of unsecured debt and the issuance of equity to make such acquisitions.

The Sixth Amendment also eliminated the accordion in our bank credit facility, which previously had permitted us to increase commitments thereunder by certain amounts if any bank was willing to undertake such commitment increase.

The Sixth Amendment also revised the terms for mandatory repayment of outstanding indebtedness from asset sales and proceeds from incurrence of unsecured debt and equity issuances. Proceeds from debt issuances and from equity issuances not required to prepay indebtedness are considered to be “Excess Proceeds” under the amended bank credit agreement. We may retain all Excess Proceeds. The following table sets forth the amended prepayment terms:

	% of Net Proceeds	% of Net Proceeds	% of Net Proceeds
	from Asset Sales	from Debt Issuances	from Equity Issuance
	Required for	Required for	Required for
Leverage Ratio*	Repayment	Prepayment	Prepayment

Greater than or equal to 4.50	100%	100%	50%
Greater or equal to 3.50 and Less Than 4.50	100%	50%	25%
Less than 3.5	100%	0%	0%

*	The Leverage Ratio is to be adjusted to give effect to proceeds from debt or equity issuance and the use of such proceeds for each proportional level of Leverage Ratio.

The prepayments are to be applied pro rata based on total debt (including letter of credit obligations) outstanding under the bank credit agreement and the total debt outstanding under the note agreement described below. Any prepayments of advances on the bank credit facility from proceeds from asset sales, debt or equity issuances will permanently reduce the borrowing capacity or commitment under the facility in an amount equal to 100% of the amount of the prepayment. Any such commitment reduction will not reduce the banks’ $300.0 million commitment to issue letters of credit.

In addition, the bank credit facility contains various covenants that, among other restrictions, limit our ability to:

•	incur indebtedness;

•	grant or assume liens;

•	make certain investments;

•	sell, transfer, assign or convey assets, or engage in certain mergers or acquisitions;

•	change the nature of our business;

•	enter into certain commodity contracts;

•	make certain amendments to our or the operating partnership’s partnership agreement; and

•	engage in transactions with affiliates.

Each of the following will be an event of default under the bank credit facility:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to observe any agreement, obligation, or covenant in the credit agreement, subject to cure periods for certain failures;

•	certain judgments against us or any of our subsidiaries, in excess of certain allowances;

•	certain ERISA events involving us or our subsidiaries;

•	bankruptcy or other insolvency events;

•	a change in control (as defined in the credit agreement); and

•	the failure of any representation or warranty to be materially true and correct when made.

If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under our bank credit facility will immediately become due and payable. If any other event of default exists under the bank credit facility, the lenders may accelerate the maturity of the obligations outstanding under the bank credit facility and exercise other rights and remedies.

We are subject to interest rate risk on our credit facility and have entered into interest rate swaps to reduce this risk. See Note 13 to the financial statements for a discussion of interest rate swaps.

Senior Secured Notes.  We entered into a master shelf agreement with an institutional lender in 2003 that was amended in subsequent years to increase availability under the agreement, pursuant to which we issued the following senior secured notes (dollars in thousands):

		Interest
Month Issued	Amount	Rate(1)	Maturity	Principal Payment Terms

June 2003(2)	$30,000	9.45%	7 years	Quarterly payments of $1,765 from June 2006-June 2010
July 2003(2)	10,000	9.38%	7 years	Quarterly payments of $588 from July 2006-July 2010
June 2004	75,000	9.46%	10 years	Annual payments of $15,000 from July 2010-July 2014
November 2005	85,000	8.73%	10 years	Annual payments of $17,000 from November 2010-December 2014
March 2006	60,000	8.82%	10 years	Annual payments of $12,000 from March 2012-March 2016
July 2006	245,000	8.46%	10 years	Annual payments of $49,000 from July 2012-July 2016

Total Issued	505,000
Principal repaid	(25,294)

Balance as of December 31, 2008	$479,706

(1)	Interest rates have been adjusted to give effect to the 2% interest rate increase under the February 27, 2009 amendment described below.

(2)	Principal repayments were $19.4 million and $5.9 million on the June 2003 and July 2003 notes, respectively.

On November 7, 2008, we amended our senior secured note agreement governing our senior secured notes to, among other things, (i) modify the maximum permitted leverage ratio and lower the minimum interest coverage ratio we must maintain consistent with the ratios under the Fifth Amendment to the bank credit facility, (ii) permit us to sell certain assets and (iii) increase the interest rate we pay on the senior secured notes. The interest rate we paid on the senior secured notes increased by 1.25% for the fourth quarter of 2008 due to this amendment.

The covenant and terms of default for the senior secured notes are substantially the same as the covenants and default terms under our bank credit facility, and therefore the agreement governing the senior secured notes also required amendment in 2009. On February 27, 2009, we amended our senior note agreement to (i) increase the maximum permitted leverage ratio and to lower the minimum interest coverage ratio we must maintain consistent with the ratios under the Sixth Amendment to the bank credit facility, (ii) revise the mandatory prepayment terms consistent with the terms under the Sixth Amendment to the bank credit facility, (iii) increase the interest rate we pay on the senior secured notes and (iv) provide for the payment of a leverage fee consistent with the terms of the bank credit facility. Commencing February 27, 2009 the interest rate we pay in cash on all of the senior secured notes will increase by 2.25% per annum over the comparative interest rates under the senior note agreement prior to the November and February amendments. As a result of this rate increase, the weighted average cash interest rate of the outstanding balance on the senior secured notes is approximately 9.25% as of February 2009.

Under the amended senior secured notes agreement, the senior secured notes will accrue additional interest of 1.25% per annum of the senior secured note (the “PIK notes”) in the form of an increase in the principal amount unless our leverage ratio is less than 4.25 to 1.00 as of the end of any fiscal quarter. All PIK notes will be payable six months after the maturity of our bank credit facility, which is currently scheduled to mature in June 2011, or six months after refinancing of such indebtedness if prior to the maturity date.

Per the terms of the amended senior notes agreement, commencing on the date we refinance our bank credit facility, the interest rate payable in cash on our senior secured notes will increase by 1.25% per annum for any quarter if our leverage ratio as of the most recently ended fiscal quarter was greater than or equal to 4.25 to 1.00. In addition, commencing on June 30, 2012, the interest rate payable in cash on our senior secured notes will increase by 0.50% per annum for any quarter if our leverage as of the most recently ended fiscal quarter was greater than or equal to 4.00 to 1.00, but this incremental interest will not accrue if we are paying the incremental 1.25% per annum of interest described in the preceding sentence.

These notes represent our senior secured obligations and will rank pari passu in right of payment with the bank credit facility. The notes are secured, on an equal and ratable basis with our obligations under the credit facility, by first priority liens on all of our material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all our equity interests in substantially all of our subsidiaries. The senior secured notes are guaranteed by our material subsidiaries.

The senior secured notes issued in 2003 are redeemable, at our option and subject to certain notice requirements, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the senior secured note agreement. The senior secured notes issued in 2004, 2005 and 2006 provide for a call premium of 103.5% of par beginning three years after issuance at rates declining from 103.5% to 100.0%. The notes are not callable prior to three years after issuance.

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

The senior secured note agreement relating to the notes contains substantially the same covenants and events of default as our bank credit facility.

We were in compliance with all debt covenants at December 31, 2008 and 2007 and expect to be in compliance with debt covenants for the next twelve months.

Intercreditor and Collateral Agency Agreement.  In connection with the execution of the senior secured note agreement, the lenders under our bank credit facility and the purchasers of the senior secured notes have entered into an Intercreditor and Collateral Agency Agreement, which has been acknowledged and agreed to by us and our subsidiaries. This agreement appointed Bank of America, N.A. to act as collateral agent and authorized Bank of America to execute various security documents on behalf of the lenders under our bank credit facility and the purchasers of the senior secured notes. This agreement specifies various rights and obligations of lenders under our bank credit facility, holders of our senior secured notes and the other parties thereto in respect of the collateral securing the Partnership’s obligations under our bank credit facility and the senior secured note agreement. On February 27, 2009, the holders of the Partnership’s senior secured notes and a majority of the banks under its bank credit facility entered into an amendment to the Intercreditor and Collateral Agency Agreement, which provides that the PIK notes and certain treasury management obligations will be secured by the collateral for its bank credit facility and the senior secured notes, but only paid with proceeds of collateral after obligations under its bank credit facility and the senior secured notes are paid in full.

Credit Risk

Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our customers could adversely affect our results of operations and reduce our ability to make distributions to our unitholders. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payments or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Inflation

Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry has experienced an increase in labor and material costs during the 2007 year and the first half of 2008, although these increases did not have a material impact on our results of operations for the periods presented. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

Environmental

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We believe we are in material compliance with all applicable laws and regulations. For a more complete discussion of the environmental laws and regulations that impact us, see Item 1. “Business — Environmental Matters.”

Contingencies

On November 15, 2007, Crosstex Processing received a demand letter from Denbury asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. The claim arises from a contract under which Crosstex Processing processed natural gas owned or controlled by Denbury in north Texas. Denbury contends that Crosstex Processing breached the Processing Contract by failing to build a processing plant of a certain size and design, resulting in Crosstex Processing’s failure to properly process the gas over a ten month period. Denbury also alleges that Crosstex Processing failed to provide specific notices required under the Processing Contract. On December 4, 2007 and again on February 14, 2008, Denbury sent Crosstex Processing letters demanding that its claim be arbitrated pursuant to an arbitration provision in the Processing Contract. On April 15, 2008, the parties mediated the matter unsuccessfully. On December 4, 2008, Denbury initiated formal arbitration proceedings against Crosstex Processing, Crosstex Energy Services, L.P., Crosstex North Texas

Gathering, L.P., and Crosstex Gulf Coast Marketing, Ltd., seeking $11.4 million and additional unspecified damages. On December 23, 2008, Crosstex Processing filed an answer denying Denbury’s allegations and a counterclaim seeking a declaratory judgment that its processing plant is uneconomic pursuant to the terms of the Processing Contract, allowing cancellation of the contract. Crosstex Energy, Crosstex Marketing, and Crosstex Gathering also filed an answer denying Denbury’s allegations and asserting that they are improper parties as Denbury’s claim is for breach of the Processing Contract and none of these entities is a party to that agreement. Crosstex Gathering also filed a counterclaim seeking approximately $40.0 million in damages for the value of the NGLs it is entitled to under its Gas Gathering Agreement with Denbury. Once the three-person arbitration panel has been named and cleared conflicts, the arbitration panel will hold a preliminary conference with the parties to set a date for the final hearing and other case deadlines and to establish discovery limits. Although it is not possible to predict with certainty the ultimate outcome of this matter, we do not believe this will have a material adverse effect on our consolidated results of operations or financial position.

The Partnership (or its subsidiaries) is defending eleven lawsuits filed by owners of property located near processing facilities or compression facilities constructed by us as part of our systems in north Texas. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. At this time, five cases are set for trial during 2009. The remaining cases have not yet been set for trial. Discovery is underway. Although it is not possible to predict the ultimate outcomes of these matters, we do not believe that these claims will have a material adverse impact on our consolidated results of operations or financial condition.

On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed us approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.2 million for July 2008 sales. We believe the July sales of $2.2 million will receive “administrative claim” status in the bankruptcy proceeding. The debtor’s schedules acknowledge its obligation to us for an administrative claim in the amount of approximately $2.2 million but the allowance of the administrative claim status is still subject to approval of the bankruptcy court in accordance with the administrative claim allowance procedures order in the case. We evaluated these receivables for collectability and provided a valuation allowance of $3.1 million during 2008.

Recent Accounting Pronouncements

In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. The Partnership has evaluated the FSP and determined that this standard has no impact on its results of operations, cash flows or financial position for this reporting period.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FSP EITF 03-6-1 (the “FSP”) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Partnership will consider restricted units with nonforfeitable distribution rights in the calculation of earnings per unit and will adjust all prior reporting periods retrospectively to conform to the requirements, although the impact should not be material.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 was adopted effective January 1, 2008 and did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date, except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures required by SFAS 160.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133 and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The principal impact to the Partnership will be to require expanded disclosure regarding derivative instruments.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank credit facility. At December 31, 2008 and 2007, our bank credit facility had outstanding borrowings of $784.0 million and $734.0 million, respectively, which approximated fair value. We manage a portion of our interest rate exposure on our variable rate debt by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. In January 2008, we amended our existing interest rate swaps covering $450.0 million of the variable rate debt to extend the period by one year (coverage periods end from November 2010 through October 2011) and reduce the interest rates to a range of 4.38% to 4.68%. In September 2008, we entered into additional interest rate swaps covering the $450.0 million that converted the floating rate portion of the original swaps from three month LIBOR to one month LIBOR. In addition, we entered into one new interest rate swap in January 2008 covering $100.0 million of the variable rate debt for a period of one year at an interest rate of 2.83%. As of December 31, 2008, the fair value of these interest rate swaps was reflected as a liability of $35.5 million ($17.1 million in net current liabilities and $18.4 million in long-term liabilities) on our financial statements. We estimate that a 1% increase or decrease in the interest rate would increase or decrease the fair value of these interest rate swaps by approximately $22.4 million. Considering the interest rate swaps and the amount outstanding on our bank credit facility as of December 31, 2008, we estimate that a 1% increase or decrease in the interest rate would change our annual interest expense by approximately $2.3 million for periods when the entire portion of the $550.0 million of interest rate swaps are outstanding and $7.8 million for annual periods after 2011 when all the interest rate swaps lapse.

At December 31, 2008 and 2007, we had total fixed rate debt obligations of $479.7 million and $489.1 million, respectively, consisting of our senior secured notes with a weighted average interest rate of 8.0%. The fair value of these fixed rate obligations was approximately $374.4 million and $500.5 million as of December 31, 2008 and 2007, respectively. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rated debt (our senior secured notes) by $15.2 million based on the debt obligations as of December 31, 2008.

Commodity Price Risk

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements:

1. Processing margin contracts:  Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) in processing. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when our margins are negative under our current processing margin contracts primarily through our ability to bypass processing when it is not profitable for us, or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

2. Percent of liquids contracts:  Under these contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, our margins from these contracts are greater during periods of high liquids prices. Our margins from processing cannot become negative under percent of liquids contracts, but do decline during periods of low NGL prices.

3. Fee based contracts:  Under these contracts we have no commodity price exposure and are paid a fixed fee per unit of volume that is treated or conditioned.

Gas processing margins by contract types, gathering and transportation margins and treating margins as a percent of total gross margin for the comparative year-to-date periods are as follows:

	Years Ended December 31,
	2008	2007

Gathering and transportation margin	49.3%	41.5%
Gas processing margins:
Processing margin	17.0%	18.4%
Percent of liquids	14.2%	19.6%
Fee based	7.5%	8.1%

Total gas processing	38.7%	46.1%
Treating margin	12.0%	12.4%

Total	100.0%	100.0%

We have hedges in place at December 31, 2008 covering liquids volumes we expect to receive under percent of liquids (POL) contracts as set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional				Fair Value
Period	Underlying	Volume		We Pay	We Receive	Asset/(Liability)
	(In thousands)

January 2009-December 2009	Ethane	114	(MBbls)	Index	$0.760 - $0.8275/gal	$1,751
January 2009-December 2009	Propane	113	(MBbls)	Index	$1.39 - $1.46/gal	3,577
January 2009-December 2009	Iso Butane	31	(MBbls)	Index	$1.7375 - $1.78/gal	1,222
January 2009-December 2009	Normal Butane	37	(MBbls)	Index	$1.705- $1.765/gal	1,475
January 2009-December 2009	Natural Gasoline	86	(MBbls)	Index	$2.1275-$2.1575/gal	4,553

						$12,578

We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on our POL contracts. We hedge our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 44% of our hedgeable volumes at risk through the end of 2009 (20% of total volumes at risk through the end of 2009). We currently have not hedged any of our processing margin volumes for 2009.

We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 4.0% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, our resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices. We have hedged 34% of our natural gas volumes at risk through the end of 2009.

Set forth in the table below is the volume of the natural gas purchased and sold at a fixed discount or premium to the index price and at a percentage discount or premium to the index price for our principal gathering and transmission systems and for our commercial services business for the year ended December 31, 2008.

	Years Ended December 31, 2008
	Gas Purchased		Gas Sold
	Fixed		Fixed
	Amount	Percentage of	Amount	Percentage of
Asset or Business	to Index	Index	to Index	Index
	(In thousands of MMBtu’s)

LIG system(2)	248,715	3,955	252,670	—
South Texas system(1)	124,888	11,892	126,969	—
North Texas system	84,311	4,577	88,339	—
Other assets and activities(1)	78,373	2,160	15,456	—

1)	Gas sold is less than gas purchased due to production of NGLs on some of the assets included in the south Texas system and other assets.

2)	LIG plants purchase the gathering system plant thermal reduction (PTR).

Another price risk we face is the risk of mismatching volumes of gas bought or sold on a monthly price versus volumes bought or sold on a daily price. We enter each month with a balanced book of natural gas bought and sold on the same basis. However, it is normal to experience fluctuations in the volumes of natural gas bought or sold under either basis, which leaves us with short or long positions that must be covered. We use financial swaps to mitigate the exposure at the time it is created to maintain a balanced position.

Our primary commodity risk management objective is to reduce volatility in our cash flows. We maintain a risk management committee, including members of senior management, which oversees all hedging activity. We enter into hedges for natural gas and NGLs using over-the-counter derivative financial instruments with only certain well-capitalized counterparties which have been approved by our risk management committee.

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

As of December 31, 2008, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $16.0 million. The aggregate effect of a hypothetical 10% increase in gas and NGLs prices would result in a decrease of approximately $1.4 million in the net fair value asset of these contracts as of December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-47 of this Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy, GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act

Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred in the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal Control Over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” on page F-2.

Item 9B.	Other Information

On February 27, 2009, we entered into the Sixth Amendment to our Fourth Amended and Restated Credit Agreement and Consent with Bank of America, N.A. and the other lenders party thereto (the “Credit Agreement Amendment”) and Letter Amendment No. 4 to our Amended and Restated Note Purchase Agreement with the holders of our senior secured promissory notes and other parties thereto (the “Note Purchase Agreement Amendment”). We have filed the Credit Agreement Amendment and the Note Purchase Agreement Amendment as Exhibits 10.6 and 10.11, respectively, to this Form 10-K. See “Item 1. Business — Amendments to Credit Documents” and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Indebtedness” for more information.

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

Name	Age	Position with Crosstex Energy GP, LLC

Barry E. Davis	47	President, Chief Executive Officer and Director
Robert S. Purgason	52	Executive Vice President — Chief Operating Officer
William W. Davis	55	Executive Vice President and Chief Financial Officer
Joe A. Davis	48	Executive Vice President, General Counsel and Secretary
Rhys J. Best**	62	Chairman of the Board and Member of the Conflicts Committee and Compensation Committee
Leldon E. Echols**	53	Director and Member of the Audit Committee*
Bryan H. Lawrence	66	Director
Sheldon B. Lubar**	79	Director and Member of the Governance Committee*
Cecil E. Martin**	67	Director and Member of the Audit Committee and Compensation Committee*
Kyle D. Vann**	61	Director and Member of the Conflicts Committee* and Audit Committee

*	Denotes chairman of committee.

**	Denotes independent director.

Barry E. Davis, President, Chief Executive Officer and Director, led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which transaction resulted in the formation of our predecessor. Mr. Davis has served as director since our initial public offering in December 2002. Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. Mr. Davis holds a B.B.A. in Finance from Texas Christian University. Mr. Davis also serves as the Chairman of the Board for Crosstex Energy, Inc.

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

William W. Davis, Executive Vice President and Chief Financial Officer, joined our predecessor in September 2001, and has over 25 years of finance and accounting experience. For more than the last six years Mr. Davis has served as our Chief Financial Officer. Prior to joining our predecessor, Mr. Davis held various positions with Sunshine Mining and Refining Company from 1983 to September 2001, including Vice President — Financial Analysis from 1983 to 1986, Senior Vice President and Chief Accounting Officer from 1986 to 1991 and Executive Vice President and Chief Financial Officer from 1991 to 2001. In addition, Mr. Davis served as Chief Operating Officer in 2000 and 2001. Mr. Davis graduated magna cum laude from Texas A&M University with a B.B.A. in Accounting and is a Certified Public Accountant. Mr. Davis is not related to Barry E. Davis or Joe A. Davis.

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

Rhys J. Best joined Crosstex Energy GP, LLC as a director in June 2004 and became Chairman of the Board in February 2009. Mr. Best was Chairman and Chief Executive Officer of Lone Star Technologies, Inc., until its merger into United States Steel Company in June of 2007. Mr. Best held the position of Chief Executive Officer from June 1998 and he assumed the additional responsibilities of Chairman in January 1999. He began his career at Lone Star as the President and Chief Executive Officer of Lone Star Steel Company, a position he held for eight years before becoming President and Chief Operating Officer of the parent company in 1997. Before joining Lone Star, Mr. Best held several leadership positions in the banking industry. Mr. Best also serves on the boards of Trinity Industries (NYSE: TRN), Austin Industries, Inc., and McJunkin Red Man Corporation. Trinity is a leading diversified holding company with a subsidiary group that provides a variety of products and services for the transportation, industrial, construction and energy sectors. Austin Industries and McJunkin Red Man are private companies in the construction and energy sectors. Mr. Best graduated from the University of North Texas with a Bachelor of Business degree and later earned a Masters of Business Administration Degree at Southern Methodist University.

Leldon E. Echols joined Crosstex Energy GP, LLC as a director in January 2008. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. (NYSE: TRN), a leading diversified holding company with a subsidiary group that provides a variety of products and services for the transportation, industrial, construction and energy sectors, and Holly Corporation (NYSE: HOC), an independent petroleum refiner and marketer. Mr. Echols brings 30 years of financial and business experience to Crosstex. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm’s audit and business advisory practice in North Texas, Colorado and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols is also a member of the boards of directors of two private companies, Roofing Supply Group Holdings, Inc. and Colemont Corporation. He also served on the board of TXU Corp. (NYSE: TXU) where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science degree in accounting from Arkansas State University and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols has also served as a director of Crosstex Energy, Inc. since January 2008.

Bryan H. Lawrence, joined Crosstex Energy GP, LLC as a director upon the completion of our initial public offering in December 2002 and served as Chairman of the Board until May 2008. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Hallador Petroleum Company (OTC BB: HPCO.OB), Star Gas Partners L.P. (NYSE: SGU), Winstar Resources Ltd. (a Canadian public company), Approach Resources, Inc. (NASDAQ: AREX) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and also has an M.B.A. from Columbia University.

Sheldon B. Lubar joined Crosstex Energy GP, LLC as a director upon the completion of our initial public offering in December 2002. Mr. Lubar has been Chairman of the Board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the Board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995. Mr. Lubar also serves as a director of Weatherford International, Inc. (NYSE: WFT), an energy services company, and Approach Resources, Inc. (NASDAQ: AREX). Mr. Lubar has also served as a director of Crosstex Energy, Inc. since January 2004. Mr. Lubar holds a bachelor’s degree in Business Administration and a Law degree from the University of Wisconsin — Madison. He was awarded an honorary Doctor of Commercial Science degree from the University of Wisconsin — Milwaukee.

Cecil E. Martin, Jr., joined Crosstex Energy GP, LLC as a director in January 2006. He has been an independent residential and commercial real estate investor since 1991. From 1973 to 1991 he served as chairman of the public accounting firm Martin, Dolan and Holton in Richmond, Virginia. He began his career as an auditor at Ernst and Ernst. He holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant. Mr. Martin also serves on the board and as chairman of the audit committee for Comstock Resources, Inc. (NYSE:CRK), a growing independent energy company engaged in oil and gas acquisitions, exploration and development. Mr. Martin also has served as a director of Crosstex Energy, Inc. since January 2006.

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

Independent Directors

Messrs. Best, Echols, Lubar, Martin, and Vann qualify as “independent” directors in accordance with the published listing requirements of The NASDAQ Stock Market (NASDAQ). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

The Audit Committee, comprised of Messrs. Echols (chair), Martin and Vann, assists the board of directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.

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

The Compensation Committee, comprised of Messrs. Martin (chair) and Best, oversees compensation decisions for the officers of the General Partner as well as the compensation plans described herein.

The Governance Committee, comprised of Mr. Lubar (chair), reviews matters involving governance including assessing the effectiveness of current policies, monitoring industry developments, developing director selection criteria, recommending director nominees, recommending committee structures within the Board, managing the assessment process of the Board and individual directors, annually reviewing and recommending the compensation of directors and performing other duties as delegated from time to time.

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

Section 16(a) — Beneficial Ownership Reporting Compliance

Based on our records, except as set forth below, we believe that during 2008 all reporting persons complied with the Section 16(a) filing requirements applicable to them. Due to administrative errors, Form 4s reporting withholding of units by Crosstex Energy, L.P. to cover tax obligations on the vesting of restricted units were filed late on behalf of Barry E. Davis, William W. Davis, Jack M. Lafield, Robert S. Purgason and Susan J. McAden on January 29, 2008; a Form 3 was filed late on behalf of Leldon E. Echols on January 30, 2008; Form 4s reporting grants of restricted units were filed late on behalf of Rhys J. Best, Kyle D. Vann, James C. Crain, Leldon E. Echols, Cecil E. Martin Jr., and Sheldon B. Lubar on July 25, 2008; Form 4s reporting the lapse of restricted units upon leaving the Crosstex Energy GP, LLC Board of Directors were filed late on behalf of Robert F. Murchison and James C. Crain on October 16, 2008; and a Form 4 reporting the withholding of units by Crosstex Energy, L.P. to cover tax obligations on the vesting of restricted units was filed late on behalf of Joe A. Davis on November 12, 2008.

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

Based on the information that we track regarding the amount of time spent by each of our named executive officers on business matters relating to Crosstex Energy, L.P., we estimate that such officers devoted the following percentage of their time to the business of Crosstex Energy, L.P. and to Crosstex Energy, Inc., respectively, for 2008:

	Percentage of Time	Percentage of Time
	Devoted to	Devoted to
	Business of	Business of
Executive Officer or Director	Crosstex Energy, L.P.	Crosstex Energy, Inc.

Barry E. Davis	83%	17%
Jack M. Lafield*	100%	0%
William W. Davis	74%	26%
Robert S. Purgason	100%	0%
Joe A. Davis	88%	12%

*	Mr. Lafield departed from his position as Executive Vice President-Corporate Development with Crosstex Energy GP, LLC effective January 16, 2009.

Crosstex Energy GP, LLC’s Compensation Committee assists the board of directors in discharging its responsibilities relating to compensation of executive officers and has overall responsibility for approval, evaluation and oversight of all compensation plans, policies and programs of Crosstex Energy GP, LLC. Each member of the Crosstex Energy GP, LLC’s Compensation Committee is an independent director in accordance with NASDAQ standards. The responsibilities of Crosstex Energy GP, LLC’s Compensation Committee, as stated in its charter, include the following:

•	reviewing and making recommendations to the board of directors, on at least an annual basis, with respect to general compensation policies of Crosstex Energy GP, LLC relating to all officers and other key executives;

•	reviewing and making recommendations to the board of directors, on at least an annual basis, for the annual base salary, award of options, awards under incentive compensation and equity-based plans, employment agreements, severance agreements, and change in control agreements and any special or supplemental benefits for senior executives;

•	reviewing and making recommendations to the board of directors with respect to goals and objectives relevant to the compensation of senior executives, evaluating the senior executives’ performance in light of these goals and objectives and recommending compensation levels based on this evaluation; and

•	reviewing and reassessing the adequacy of the Compensation Committee’s charter, on at least an annual basis, and recommending any proposed changes to the board of directors.

Compensation Philosophy and Policies.  The primary objectives of Crosstex Energy GP, LLC’s compensation program, including compensation of the named executive officers, are to attract and retain highly qualified officers, employees and directors and to reward individual contributions to our success. Crosstex Energy GP, LLC considers the following policies in determining the compensation of the named executive officers:

•	total compensation is related to performance of the individual executive and the performance of the executive’s division/executive team (measured against both financial and non-financial goals);

•	incentive compensation represents a significant portion of the executive’s total compensation;

•	compensation levels are designed to be competitive to ensure that we will be able to attract and motivate highly qualified executive officers;

•	payments under retention plans are designed to retain highly qualified officers during challenging times;

•	incentive compensation balances long and short-term performance achievement; and

•	compensation is related to improving unitholder value.

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

Compensation Consultant .  In 2008, Crosstex Energy GP, LLC’s Compensation Committee retained Mercer Human Resource Consulting (“Mercer”) as its independent compensation consultant to conduct a compensation study and advise the Compensation Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of Crosstex Energy GP, LLC. Mercer provided a presentation to the Compensation Committee regarding the compensation programs of the Crosstex entities in February 2008.

With respect to compensation objectives and decisions regarding the named executive officers the Compensation Committee has reviewed market data with respect to peer companies provided by Mercer in determining relevant compensation levels and compensation program elements for our named executive officers, including establishing base salaries, for fiscal 2008. Mercer has provided guidance on current industry best practices to the Compensation Committee. The market data that we reviewed included the base salaries paid to executive officers in similar positions at our peer companies, as well as a comparison of the mix of total compensation (including base salary, bonus structure, bonus methodology and short and long-term compensation elements) paid to executive officers in similar positions at such companies. For 2008, our peer companies consisted of the following: Energy Transfer Partners, L.P., Enbridge Energy Partners, L.P., ONEOK Partners, L.P., Southern Union, Magellan Midstream Holdings, L.P., NuStar Energy, L.P., Copano Energy, LLC, Regency Energy Partners, L.P., MarkWest Energy Partners, L.P., Boardwalk Pipeline Partners, L.P., Atmos Energy Corporation, El Paso Corporation, Questar Corporation, Equitable Resources, Inc., Pioneer Natural Resources Company, Plains Exploration & Production Company, Cabot Oil & Gas Corporation, St. Mary Land & Exploration Company and Range Resources Corporation. We believe that this group of companies is representative of the industry in which we operate and the individual companies were chosen because of such companies’ relative position in our industry, their relative size/market capitalization, the relative complexity of the business, similar organizational structure and the named executive officers’ roles and responsibilities.

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

With respect to bonus amounts and stock awards paid to our chief executive officer, the bonus and incentive award amounts differ in value from awards made to our other named executive officers because the scope of our chief executive officer’s responsibilities are broader than those of our other named executive officers. In addition, our Compensation Committee considers the bonus and stock awards paid to similar named executive officers by our peer companies, which awards are generally higher for chief executive officers at our peer companies than for other executive officers at our peer companies.

Elements of Compensation.  The primary elements of Crosstex Energy GP, LLC’s compensation program are a combination of annual cash and long-term equity-based compensation. For fiscal year 2008, the principal elements of compensation for the named executive officers were the following:

•	base salary;

•	annual cash bonus plan awards;

•	long-term incentive plan awards; and

•	retirement and health benefits.

Base Salary .  Crosstex Energy GP, LLC’s Compensation Committee establishes base salaries for the named executive officers based on the historical salaries for services rendered to Crosstex Energy GP, LLC and its affiliates, market data and responsibilities of the named executive officers. Salaries are generally determined by considering the employee’s performance and prevailing levels of compensation in areas in which a particular employee works. As discussed above, except with respect to the monthly reimbursement payment received from Crosstex Energy, Inc., all of the base salaries of the named executive officers were allocated to us by Crosstex Energy GP, LLC as general and administration expenses. The base salaries paid to our named executive officers during fiscal year 2008 are shown in the Summary Compensation Table on page 85.

Each of the named executive officers, including Barry E. Davis, Jack M. Lafield, William W. Davis, Robert S. Purgason and Joe A. Davis have entered into employment agreements with Crosstex Energy GP, LLC. Mr. Lafield’s employment agreement was replaced with a separation agreement with his departure on January 16, 2009. All of these employment agreements are substantially similar, with certain exceptions as set forth below. Each of the employment agreements has a term of one year that will automatically be extended such that the remaining term of the agreements will not be less than one year. The employment agreements provide for a base annual salary of $435,000, $315,000, $300,000 and $285,000 for Barry E. Davis, William W. Davis, Robert S. Purgason and Joe A. Davis, respectively, as of January 1, 2009.

The employment agreements also provide for a noncompetition period that will continue until the later of one year after the termination of the employee’s employment or the date on which the employee is no longer entitled to receive payments under the employment agreement. During the noncompetition period, the employees are generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us.

Annual Cash Bonus Plan Awards.  Crosstex Energy GP, LLC’s Compensation Committee awarded cash bonus awards to each of the named executive officers in 2008. Crosstex uses financial and operational goals, as well as individual performance goals, to determine the amount of cash bonus awards that we pay to our named executive officers. Bonuses have been generally based on return on invested capital (“ROI”), bottom-line profitability, customer satisfaction, overall company growth, corporate governance, adherence to policies and procedures and other factors that vary depending on an employee’s responsibilities. The calculation of ROI is reviewed by the Board and includes adjustments for capital expenditures that are not yet deployed in income producing activities and other similar matters. With certain exceptions, approximately two-thirds of the bonuses payable to our named executive officers for fiscal 2008 were based upon a formula that is tied to ROI achieved by us during the year. If a predetermined ROI is accomplished, then the bonus is paid and is increased or decreased based on the ROI percentage that is achieved, with minimum payouts of 10%, target payouts ranging from 65% to 100%, and maximum payouts ranging from 130% to 200% of an executive officer’s base salary. Target ROI is based upon a standard of reasonable market expectations and company performance, and varies from year to year. Several factors are reviewed in determining target ROI, including market expectations, internal forecasts and available investment opportunities. For 2008, our ROI targets for bonuses were 9% for minimum bonuses, 11% for mid-point bonuses and 13% for maximum bonuses. We slightly exceeded the minimum ROI threshold of 9% with an ROI of 9.2% for 2008.

The remaining amount of the bonuses payable to our named executive officers for fiscal 2008 were determined in the discretion of the Compensation Committee, based upon the Compensation Committee’s assessment of performance objectives. These performance objectives include the quality of leadership within the named executive officer’s assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer and the named executive officer’s contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by our Compensation Committee as a whole. All of our named executive officers met or exceeded their personal performance objectives for 2008.

For 2009, the Board has approved a modification to the Annual Cash Bonus Plan to substitute earnings before interest, income taxes, depreciation and amortization, or EBITDA, as the performance metric in place of ROI. Under the revised 2009 plan, bonuses will be determined based on EBITDA levels ranging from a threshold of $195.0 million to a maximum of $280.0 million, with a mid-point EBITDA of $225.0 million. Payout of any such bonuses will be contingent on the Partnership’s compliance with all long term debt covenants. The discretionary portion of the bonus will operate in the same manner as in 2008. In addition, the Board has approved a Key Employee Retention Plan for 2009 that will include each of the named executive officers and certain other members of senior management. Under the plan, participants will receive retention payments in quarterly installments equal to 20% of base salary for the first three quarters of the year and 40% of base salary for the fourth quarter, provided that the participant is employed by the Partnership at the time of payment. In the case of a participant who is terminated by Crosstex without cause, such participant will receive a prorated payment based on time of employment. Payments made under this plan will be in lieu of payments that would otherwise be payable to a participant under the Annual Cash Bonus Plan up to the mid-point EBITDA of $225.0 million. The Key Employee Retention Plan is designed to retain and compensate certain key employees that are very important for the accomplishment of the Partnership’s objectives during critical times. Participation in the plan is at the discretion of the Compensation Committee and the Board.

Long-Term Incentive Plans.  We compensate our employees and directors with grants from long-term incentive plans adopted by each of Crosstex Energy GP, LLC and Crosstex Energy, Inc. A discussion of each plan follows:

Crosstex Energy GP, LLC Long-Term Incentive Plan.  Crosstex Energy GP, LLC has adopted a long-term incentive plan for employees and directors of Crosstex Energy GP, LLC and its affiliates who perform services for us. The long-term incentive plan is administered by Crosstex Energy GP, LLC’s Compensation Committee and permits the grant of awards covering an aggregate of 4,800,000 common units, which may be awarded in the form of restricted units or unit options. Of the 4,800,000 common units that may be awarded under the long-term incentive plan, 1,915,696 common units remain eligible for future grants by Crosstex Energy GP, LLC as of January 1, 2009. The long-term compensation structure is intended to align the employee’s performance with long-term performance for our unitholders.

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

•	Performance Units. A performance unit represents a contractual commitment to grant restricted units in the future if certain conditions are satisfied. It is contemplated that performance unit agreements will only be entered into with members of our senior management. Under the terms of the performance unit agreements, to be eligible to receive the restricted units, the executive officer must continuously be employed from the date of the agreement through January 1 of the third calendar year following such date, and no units will be credited to an award recipient under our long term incentive plan until such future date. Each agreement provides for a target number of units that are to be granted in the future. The target number of units will be increased (up to a maximum of 200% of the target number of units for performance units granted in 2007 and up to a maximum of 300% for performance units granted in 2008) or decreased (to a minimum of 30% of the target number of units) based on Crosstex Energy, L.P.’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per unit) compared to the target growth rate established in the applicable performance unit agreement which will vary from year to year. In 2007 and 2008 the target growth rate was 10.5%, and 9.0%, respectively. Generally, the restricted units that are granted pursuant to a performance unit agreement will vest and become unrestricted as of March 1 of the year of vesting if the executive officer remains an employee through such date.

On an aggregate basis, in the past the Crosstex entities generally have granted equity compensation in a amount of up to 300% of the chief executive officer’s base salary and up to 200% of each other named executive officer’s base salary. The total value of the equity compensation granted to our named executive officers generally has been allocated 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. For fiscal year 2008, Crosstex Energy GP, LLC granted 61,985, 28,499, 29,924, 28,499 and 27,074 performance units at target to Barry E. Davis, Jack M. Lafield, William W. Davis, Robert S. Purgason and Joe A. Davis, respectively. All performance and restricted units that we grant are charged against earnings according to SFAS No. 123R.

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

The Crosstex Energy, Inc. long-term incentive plan provides for the award of stock options and restricted stock (collectively, “Awards”) for up to 4,590,000 shares of Crosstex Energy, Inc.’s common stock. As of January 1, 2009, approximately 626,453 shares remained available under the long-term incentive plan for future issuance to participants. A participant may not receive in any calendar year options relating to more than 100,000 shares of common stock. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Shares of common stock underlying Awards that are forfeited, terminated or expire unexercised become immediately available for additional Awards under the long-term incentive plan.

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

•	Stock Options. Stock options are rights to purchase a specified number of shares of common stock at a specified price. An option granted pursuant to the plan may consist of either an incentive stock option that complies with the requirements of section 422 of the Code, or a nonqualified stock option that does not comply with such requirements. Only employees may receive incentive stock options and such options must have an exercise price per share that is not less than 100% of the fair market value of the common stock underlying the option on the date of grant. Nonqualified stock options also must have an exercise price per share that is not less than the fair market value of the common stock underlying the option on the date of grant. The exercise price of an option must be paid in full at the time an option is exercised.

•	Restricted Stock Awards. Stock awards consist of restricted shares of common stock of Crosstex Energy, Inc. The Compensation Committee of Crosstex Energy, Inc. will determine the terms, conditions and limitations applicable to any restricted stock awards. Rights to dividends or dividend equivalents may be extended to and made part of any stock award at the discretion of the Crosstex Energy, Inc. Compensation Committee. Restricted stock awards will have a vesting period established in the sole discretion of the Compensation Committee, provided that the Compensation Committee may provide for earlier vesting by reason of death, disability, retirement or otherwise.

•	Performance Shares. A performance share represents a contractual commitment to grant restricted shares in the future if certain conditions are satisfied. It is contemplated that performance share agreements will only be entered into with members of our senior management. Under the terms of the performance share agreements, to be eligible to receive the restricted shares, the executive officer must continuously be employed from the date of the agreement through January 1 of the third calendar year following such date, and no shares will be credited to an award recipient under our long term incentive plan until such future date. Each agreement provides for a target number of shares that are to be granted in the future. The target number of shares will be increased (up to a maximum of 200% of the target number of shares for performance units granted in 2007 and up to a maximum of 300% for performance units granted in 2008) or decreased (to a minimum of 30% of the target number of shares) based on Crosstex Energy, L.P.’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit) compared to the target growth rate established in the applicable performance shares agreement which will vary from year to year. In 2007 and 2008, the target growth rate was 10.5% and 9%, respectively. Generally, the restricted shares that are granted pursuant to a performance share agreement will vest and become unrestricted as of March 1 of the year of vesting if the executive officer remains an employee through such date.

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

As discussed above, on an aggregate basis, in the past the Crosstex entities generally have granted equity compensation in a amount of up to 300% of the chief executive officer’s base salary and up to 200% of each other named executive officer’s base salary. The total value of the equity compensation granted to our executive officers generally has been awarded 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions. For fiscal year 2008, Crosstex Energy, Inc. granted 58,748, 27,011, 28,361, 27,011 and 25,660 performance shares at target to Barry E. Davis, Jack M. Lafield, William W. Davis, Robert S. Purgason and Joe A. Davis, respectively. All performance and restricted shares that we grant are charged against earnings according to SFAS No. 123R.

Retirement and Health Benefits.  Crosstex Energy GP, LLC offers a variety of health and welfare and retirement programs to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of Crosstex Energy GP, LLC. Crosstex Energy GP, LLC maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantages basis. In 2008, Crosstex Energy GP, LLC matched 100% of every dollar contributed for contributions of up to 6% of salary (not to exceed the maximum amount permitted by law) made by eligible participants. The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses. Our executive officers are also eligible to participate in any additional retirement and health benefits available to our other employees.

Perquisites and Other Compensation.  Crosstex Energy GP, LLC generally does not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax and related expenses for membership in an industry related private lunch club (totaling less than $2,500 per year per person).

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

If a termination of a named executive officer by Crosstex Energy GP, LLC other than for cause, a termination by a named executive officer for good reason or upon a change in control were to have occurred as of December 31, 2008, our named executive officers would have been entitled to the following:

•	Barry E. Davis would have received $435,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year’s salary paid at regularly scheduled times), $78,000 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control and continued participation in Crosstex Energy GP, LLC’s health plans for the remainder of the term of the employment agreement;

•	Robert S. Purgason would have received $300,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year’s salary paid at regularly scheduled times), $45,000 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control and continued participation in Crosstex Energy GP, LLC’s health plans for the remainder of the term of the employment agreement;

•	Jack M. Lafield would have received $300,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year’s salary paid at regularly scheduled times), $45,000 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control and continued participation in Crosstex Energy GP, LLC’s health plans for the remainder of the term of the employment agreement;

•	William W. Davis would have received $315,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year’s salary paid at regularly scheduled times), $147,000 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control and continued participation in Crosstex Energy GP, LLC’s health plans for the remainder of the term of the employment agreement; and

•	Joe A. Davis would have received $285,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year’s salary paid at regularly scheduled times), $43,000 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control and continued participation in Crosstex Energy GP, LLC’s health plans for the remainder of the term of the employment agreement.

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

Crosstex Energy GP, LLC Long-Term Incentive Plan.  Under current policy, if a grantee’s employment is terminated for any reason other than death or disability, depending on the particular terms of the agreement in question, a grantee’s unit options and restricted units granted under the long-term incentive plan may automatically be forfeited unless, and to the extent, the Compensation Committee provides otherwise. With respect to performance units, however, in the case of a termination without cause or for good reason, the pro-rata portion of the number of units that have accrued to the date of termination will vest and become payable to the participant. A grantee’s options, restricted units and performance units will generally vest in the event of death or disability. Upon a change in control of us or our general partner, all unit options, restricted units and performance units will automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria shall terminate or be deemed to have been achieved at the maximum level. For purposes of the long-term incentive plan, a “change in control” means, and shall be deemed to have occurred if:

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

If a change in control were to have occurred as of December 31, 2008, unit options, restricted units and performance units held by the named executive officers would have automatically vested and become payable or exercisable, as follows:

•	Barry E. Davis held 16,667 restricted units and 218,117 performance units that would have become fully vested, payable and/or exercisable as a result of such change in control;

•	Robert S. Purgason held 18,886 restricted units, 101,043 performance units and options to purchase 10,000 common units that would have become fully vested, payable and/or exercisable as a result of such change in control;

•	Jack M. Lafield held 10,145 restricted units and 101,043 performance units that would have become fully vested, payable and/or exercisable as a result of such change in control; and

•	William W. Davis held 10,145 restricted units and 105,318 performance units that would have become fully vested, payable and/or exercisable as a result of such change in control.

•	Joe A. Davis held 7,199 restricted units and 91,876 performance units that would have become fully vested, payable and/or exercisable as a result of such change in control;

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

If a change in control were to have occurred as of December 31, 2008, options and restricted stock held by the named executive officers would have automatically vested and become payable or exercisable, and any vesting periods of restricted stock would have terminated, as follows:

•	Barry E. Davis held 38,154 shares of restricted stock and 213,744 performance shares that would have become fully vested, payable and/or exercisable as a result of such change in control;

•	Robert S. Purgason held 38,631 shares of restricted stock, 98,985 performance shares and options to purchase 30,000 common shares that would have become fully vested, payable and/or exercisable as a result of such change in control;

•	Jack M. Lafield held 36,594 shares of restricted stock and 98,985 performance shares that would have become fully vested, payable and/or exercisable as a result of such change in control;

•	William W. Davis 36,594 shares of restricted stock and 103,035 performance shares that would have become fully vested, payable and/or exercisable as a result of such change in control; and

•	Joe A. Davis held 8,565 shares of restricted stock and 87,634 performance shares that would have become fully vested, payable and/or exercisable as a result of such change in control.

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

Summary Compensation Table

The following table sets forth certain compensation information for our chief executive officer and our four other most highly compensated executive officers in 2008.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Principal Position	Year	($)	($)	($)(6)	($)	($)	($)	($)		($)

Barry E. Davis	2008	435,000	78,000	1,154,104	—	—	—	356,580	(1)	2,023,684
President and Chief	2007	400,000	400,000	1,111,409	—	—	—	213,210	(1)	2,124,619
Executive Officer	2006	390,000	95,000	1,126,875	—	—	—	167,630	(1)	1,779,505
Robert S. Purgason	2008	300,000	45,000	530,627	—	—	—	224,589	(2)	1,100,216
Executive Vice	2007	290,000	226,000	534,691	—	—	—	175,038	(2)	1,225,729
President and Chief	2006	222,385	47,500	1,392,025	—	—	—	113,267	(2)	1,775,177
Operating Officer
Jack M. Lafield	2008	300,000	45,000	530,627	—	—	—	211,951	(3)	1,087,578
Executive Vice	2007	290,000	226,000	534,691	—	—	—	222,622	(3)	1,273,313
President	2006	275,000	60,000	685,926	—	—	—	198,061	(3)	1,218,987
William W. Davis	2008	315,000	147,000	557,137	—	—	—	220,452	(4)	1,239,589
Executive Vice	2007	290,000	226,000	534,691	—	—	—	227,411	(4)	1,278,102
President and Chief	2006	275,000	60,000	685,926	—	—	—	198,061	(4)	1,218,987
Financial Officer
Joe A. Davis	2008	285,000	43,000	504,085	—	—	—	234,324	(5)	1,066,409
Executive Vice	2007	265,000	226,000	366,422	—	—	—	137,440	(5)	994,862
President and	2006	250,000	47,500	549,967	—	—	—	86,349	(5)	933,816
General Counsel

(1)	Amount of all other compensation for Mr. Barry Davis includes distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $192,471 in 2008, $123,134 in 2007 and $95,251 in 2006, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $139,374 in 2008, $83,308 in 2007 and $62,755 in 2006.

(2)	Amount of all other compensation for Mr. Purgason includes distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $112,788 in 2008, $66,202 in 2007 and $18,520 in 2006, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $87,873 in 2008, $64,097 in 2007 and $37,260 in 2006.

(3)	Amount of all other compensation for Mr. Lafield includes distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $96,430 in 2008, $113,048 in 2007 and $97,211 in 2006, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $91,709 in 2008, $106,806 in 2007 and $93,438 in 2006.

(4)	Amount of all other compensation for Mr. William Davis includes distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $98,923 in 2008, $113,048 in 2007 and $97,211 in 2006, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $93,140 in 2008, $106,806 in 2007 and $93,438 in 2006.

(5)	Amount of all other compensation for Mr. Joe Davis includes distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $118,791 in 2008, $76,876 in 2007 and $47,925 in 2006, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $91,625 in 2008, $52,988 in 2007 and $36,300 in 2006.

(6)	The amounts shown represent the amount recognized for financial statement reporting purposes computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” See Note 11 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards.

Grants of Plan-Based Awards for Fiscal Year 2008 Table

The following tables provide information concerning each grant of an award made to a named executive officer for fiscal year 2008, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plan.

CROSSTEX ENERGY GP, LLC — GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under
	Equity Incentive Plan Awards
					Grant
					Date Fair
					Value of
					Unit
		Threshold	Target	Maximum	Awards
Name	Grant Date	(#)	(#)	(#)	($)(1)

Barry E. Davis	3/27/08	18,596	61,985	185,955	571,455
Robert S. Purgason	3/27/08	8,550	28,499	85,497	262,742
Jack M. Lafield	3/27/08	8,550	28,499	85,497	262,742
William W. Davis	3/27/08	8,977	29,924	89,772	275,863
Joe A. Davis	3/27/08	8,122	27,074	81,222	249,589

(1)	Performance units reported at the threshold (minimum) number of units. Performance units awarded to named executive officers in 2008 included distribution rights for the target level units. See discussion of award characteristics on page 78.

CROSSTEX ENERGY, INC. — GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Equity Incentive Plan Awards
					Grant
					Date Fair
					Value of
					Stock
		Threshold	Target	Maximum	Awards
Name	Grant Date	(#)	(#)	(#)	($)(1)

Barry E. Davis	3/27/08	17,624	58,748	176,244	582,649
Robert S. Purgason	3/27/08	8,103	27,011	81,033	267,885
Jack M. Lafield	3/27/08	8,103	27,011	81,033	267,885
William W. Davis	3/27/08	8,508	28,361	85,083	281,274
Joe A. Davis	3/27/08	7,698	25,660	76,980	254,496

(1)	Performance shares reported at the threshold (minimum) number of units. Performance shares awarded to named executive officers in 2008 included dividend rights for the target level shares. See discussion of award characteristics on page 79.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2008

The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2008, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plan.

CROSSTEX ENERGY GP, LLC — OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
										Equity
								Equity		Incentive
								Incentive		Plan
								Plan		Awards:
								Awards:		Market
								Number		or Payout
			Equity					of		Value of
			Incentive					Unearned		Unearned
			Plan					Shares,		Shares,
	Number of	Number of	Awards:				Market	Units or		Units or
	Securities	Securities	Number of			Number	Value of	Other		Other
	Underlying	Underlying	Securities			of Units	Units	Rights		Rights
	Unexercised	Unexercised	Underlying	Option		That	That	That		That
	Options	Options	Unexercised	Exercise	Option	Have Not	Have Not	Have Not		Have Not
	(#)	(#)(3)	Unearned Options	Price	Expiration	Vested	Vested	Vested		Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)(2)		($)(1)

Barry E. Davis	—	—	—	—	—	16,667	72,835	4,824	(4)	21,081
								18,596	(5)	81,265
Robert S. Purgason	5,000	5,000	—	30.00	11/15/14	18,886	82,532	2,331	(4)	10,186
								8,550	(5)	37,364
Jack M. Lafield	—	—	—	—	—	10,145	44,334	2,331	(4)	10,186
								8,550	(5)	37,364
William W. Davis	—	—	—	—	—	10,145	44,334	2,331	(4)	10,186
								8,977	(5)	39,229
Joe A. Davis	—	—	—	—	—	7,199	31,460	1,598	(4)	6,983
								8,122	(5)	35,493

(1)	The closing price for the common units was $4.37 as of December 31, 2008.

(2)	Performance units reported at the threshold (minimum) number of units. See discussion on page 78.

(3)	Options vest and become exercisable on November 5, 2009.

(4)	Performance units vest on March 1, 2010.

(5)	Performance units vest on March 1, 2011.

CROSSTEX ENERGY, INC. — OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
										Equity
								Equity		Incentive
								Incentive		Plan
								Plan		Awards:
								Awards:		Market
			Equity					Number		or Payout
			Incentive					of		Value of
			Plan				Market	Unearned		Unearned
			Awards:				Value of	Shares,		Shares,
	Number of	Number of	Number of			Number	Shares or	Units or		Units or
	Securities	Securities	Securities			of Shares or	Units of	Other		Other
	Underlying	Underlying	Underlying			Units of	Stock	Rights		Rights
	Unexercised	Unexercised	Unexercised	Option		Stock That	That	That		That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not		Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested		Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)(2)		($)(1)

Barry E. Davis	—	—	—	—	—	38,154	148,801	5,625	(3)	24,581
								17,624	(4)	77,017
Robert S. Purgason	15,000	15,000	—	13.33	12/07/14	38,631	150,661	2,692	(3)	11,764
								8,103	(4)	35,410
Jack M. Lafield	—	—	—	—	—	36,594	142,717	2,692	(3)	11,764
								8,103	(4)	35,410
William W. Davis	—	—	—	—	—	36,594	142,717	2,692	(3)	11,764
								8,508	(4)	37,180
Joe A. Davis	—	—	—	—	—	8,565	33,404	1,845	(3)	8,063
								7,698	(4)	33,640

(1)	The closing price for the common stock was $3.90 as of December 31, 2008.

(2)	Performance shares reported at the threshold (minimum) number of shares. See discussion on page 79.

(3)	Performance shares vest on March 1, 2010.

(4)	Performance shares vest on March 1, 2011.

Option Exercises and Units and Shares Vested Table for Fiscal Year 2008

The following table provides information related to the exercise of options and vesting of restricted units and restricted shares during fiscal year ended 2008.

OPTION EXERCISES AND UNITS AND SHARES VESTED

	Crosstex Energy, L.P. Unit Awards		Crosstex Energy, Inc. Share Awards
	Number of Units	Value Realized on	Number of Shares	Value Realized
	Acquired on Vesting	Vesting	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Barry E. Davis	23,857	757,424	37,500	1,370,325
Robert S. Purgason	4,286	132,952	9,999	372,363
Jack M. Lafield	32,714	1,025,848	71,250	2,614,088
William W. Davis	32,714	1,025,848	71,250	2,614,088
Joe A. Davis	22,500	328,725	45,000	781,177

Compensation of Directors for Fiscal Year 2008

DIRECTOR COMPENSATION

	Fees Earned or Paid		All Other
	in Cash	Unit Awards(1)	Compensation(2)	Total
Name	($)	($)	($)	($)

Rhys J. Best	154,333	74,991	9,699	239,023
James C. Crain	42,750	—	6,891	49,641
Leldon E. Echols	66,125	37,495	1,253	104,873
Bryan H. Lawrence	—	—	—	—
Sheldon B. Lubar	68,751	37,495	8,445	114,691
Cecil E. Martin	80,625	37,495	8,445	126,565
Robert F. Murchison	19,250	—	6,192	25,442
Kyle D. Vann	149,000	74,991	9,699	233,690

(1)	Messrs. Best, Crain, Echols, Lubar, Martin and Vann were granted awards of restricted units of Crosstex Energy, L.P. on May 23, 2008 with a fair market value of $33.81 per unit and that will vest on May 7, 2009 in the following amounts, respectively: 2,218; 1,109; 1,109; 1,109; 1,109; and 2, 218. Mr. Crain forfeited his units when he resigned from the Board on August 13, 2008. The amounts shown represent the amount recognized for financial statement reporting purposes computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment.” See Note 11 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards. At December 31, 2008, Messrs. Best, Echols, Lubar, Martin and Vann held aggregate outstanding restricted unit awards, in the following amounts, respectively: 4,218; 1,109; 3,109; 3,109; and 4,218. Messrs. Crain and Lawrence held no outstanding restricted unit awards at December 31, 2008.

(2)	Other Compensation is comprised of distributions on restricted units.

Each director of Crosstex Energy GP, LLC who is not an employee of Crosstex Energy GP, LLC (except Mr. Lawrence) is paid an annual retainer fee of $50,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting, but are paid $1,500 for each additional meeting that they attend. Also, an attendance fee of $1,500 is paid to each director for each committee meeting he attends. Each committee chairman receives $2,500 annually, except the Audit Committee chairman who receives $7,500 annually. The Lead Director is paid a fee of $7,500 annually. Directors are also reimbursed for related out-of-pocket expenses. Barry E. Davis, as an executive officer of Crosstex Energy GP, LLC, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. For directors that serve on both the boards of Crosstex Energy GP, LLC and Crosstex Energy, Inc., the above listed fees are generally allocated 75% to us and 25% to Crosstex Energy, Inc. The Governance Committee annually reviews and makes recommendations to the Board of Directors regarding the compensation of the directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended 2008, the Compensation Committee was composed of Kyle Vann, Cecil E. Martin and Rhys J. Best. Mr. Murchison was also a member of the committee until his departure from the Board on May 7, 2008. No member of the Compensation Committee was an officer or employee of Crosstex Energy GP, LLC. None of Crosstex Energy GP, LLC’s executive officers served on the board of directors or the compensation committee of any other entity, for which any officers of such other entity served either on Crosstex Energy GP, LLC’s Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee of Crosstex Energy GP, LLC held five meetings during fiscal year 2008. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Cecil E. Martin (Chairman)
Rhys J. Best

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Crosstex Energy, L.P. Ownership

The following table shows the beneficial ownership of units of Crosstex Energy, L.P. as of February 16, 2009, held by:

•	each person who beneficially owns 5% or more of any class of units then outstanding;

•	all the directors of Crosstex Energy GP, LLC;

•	each named executive officer of Crosstex Energy GP, LLC; and

•	all the directors and executive officers of Crosstex Energy GP, LLC as a group.

Percentages reflected in the table are based upon a total of 44,958,955 common units and 3,875,340 senior subordinated series D units as of February 16, 2009.

				Percentage of
			Subordinated	Subordinated		Percentage
	Common	Percentage of	Series D	Series D		of Total
	Units	Common Units	Units	Units	Total Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned	Owned	Owned	Owned	Owned

Crosstex Energy, Inc.	16,414,830	36.51%			16,414,830	33.62%
Kayne Anderson Capital Advisors, LP(2)	6,044,069	13.44%			6,044,069	12.38%
Tortoise Capital Advisors, LLC(3)	2,594,681	5.77%	775,068	20.00%	3,369,749	6.90%
Chieftain Capital Management, Inc.(4)	3,112,076	6.92%			3,112,076	6.37%
Lehman Brothers MLP Opportunity Fund L.P	0	*	968,835	25.00%	968,835	1.98%
Fiduciary/Claymore MLP Opportunity Fund	0	*	387,534	10.00%	387,534	*
ING Life Insurance & Annuity Company(5)	0	*	705,312	18.20%	705,312	1.44%
Citigroup Global Markets Inc.	0	*	775,068	20.00%	775,068	1.59%
Barry E. Davis(6)	65,716	*			65,716	*
William W. Davis(6)	28,975	*			28,975	*
Robert S. Purgason(6)	16,853	*			16,853	*
Joe A. Davis(6)	17,548	*			17,548	*
Rhys J. Best	17,010	*			17,010	*
Leldon E. Echols	0	*			0	*
Bryan H. Lawrence(6)	0	*			0	*
Sheldon B. Lubar(6)(7)	316,932	*			316,932	*
Cecil E. Martin	17,010	*			17,010	*
Kyle D. Vann	11,010	*			11,010	*
All directors and executive officers as a group (10 persons)	491,054	1.10%	0	0.00%	491,054	1.00%

*	Less than 1%

(1)	The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022; Chieftain Capital Management, FAC, which is 12 East 49th Street, New York, New York 10017; Kayne Anderson Capital Advisors, L.P., which is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067; Tortoise Capital Advisors LLC, which 11550 Ash Street, Suite 300, Leawood, Kansas 66211; Lehman Brothers MLP Opportunity Fund L.P., which is 745 7th Avenue, New York, New York 10019; Fiduciary/Claymore MLP Opportunity Fund which is 8112 Maryland Avenue, Ste 400, St. Louis, Missouri 63105; ING Life Insurance & Annuity Company which is 5780 Powers Ferry Road NW, Ste 300, Atlanta, Georgia 30327-4349; and Citigroup Global Markets Inc. which is 390 Greenwich Street, 3rd Floor, New York, New York 10013.

(2)	As reported on Schedule 13G filed with the SEC in a joint filing with Richard A. Kayne.

(3)	As reported on Schedule 13G filed with the SEC in a joint filing with Tortoise Energy Capital Corporation.

(4)	As reported on Schedule 13G filed with the SEC.

(5)	Reported jointly with ING USA Annuity and Life Insurance Company.

(6)	These individuals each hold an ownership interest in Crosstex Energy, Inc. as indicated in the following table.

(7)	Sheldon B. Lubar is a general partner of Lubar Nominees, which holds an ownership interest in Crosstex Energy, Inc. (as indicated in the following table). Mr. Lubar is also a director of the manager of Lubar Equity Fund, LLC, which holds an ownership interest in Crosstex Energy, Inc. (as indicated in the following table) and owns 285,100 Common Units of Crosstex Energy, L.P.

Crosstex Energy, Inc. Ownership

The following table shows the beneficial ownership of Crosstex Energy, Inc. as of February 16, 2009, held by:

•	each person who beneficially owns 5% or more of the stock then outstanding;

•	all the directors of Crosstex Energy Inc.;

•	each named executive officer of Crosstex Energy Inc.; and

•	all the directors and executive officers of Crosstex Energy Inc. as a group.

Percentages reflected in the table below are based on a total of 46,472,805 shares of common stock outstanding as of February 16, 2009.

	Shares of Common
Name of Beneficial Owner(1)	Stock	Percent

Chieftain Capital Management, Inc.(2)	6,485,903	13.96%
ClearBridge Advisors, LLC(2)	3,016,018	6.49%
Barclays Global Investors, NA(3)	5,089,146	10.95%
Lubar Nominees(4)	1,991,877	4.29%
Lubar Equity Fund, LLC(4)	468,210	1.01%
Barry E. Davis	1,337,745	2.88%
William W. Davis	168,819	*
Robert S. Purgason(5)	31,357	*
Joe A. Davis	30,757	*
James C. Crain(6)	6,000	*
Leldon E. Echols	0	*
Bryan H. Lawrence	1,720,267	3.70%
Sheldon B. Lubar(4)	15,000	*
Cecil E. Martin	0	*
Robert F. Murchison(7)	227,395	*
All directors and executive officers as group (10 persons)	5,997,427	12.91%

*	Less than 1%.

(1)	The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for Chieftain Capital Management, Inc., which is 12 East 49th Street, New York, New York 10017; Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022; ClearBridge Advisors, LLC which is 620 8th Avenue, New York, New York 10018; Barclays Global Investors, NA which is 45 Fremont Street, San Francisco, California 94105; and Alson Capital Partners, LLC which is 810 7th Avenue, 39th Floor, New York, New York 10019.

(2)	As reported on Schedule 13G filed with the SEC.

(3)	As reported on Schedule 13G filed with the SEC in a joint filing with Barclays Global Fund Advisors and Barclays Global Investors Japan Limited.

(4)	As reported on Schedule 13D filed with the SEC. Sheldon B. Lubar is a general partner of Lubar Nominees and director of the manager of Lubar Equity Fund, LLC, and may be deemed to beneficially own the shares held by these entities.

(5)	600 of these shares are held by the M. I. Purgason Trust, of which Mr. Purgason serves as co-trustee.

(6)	1,000 of these shares are held by the James C. Crain Trust.

(7)	169,462 shares are held by Murchison Capital Partners, L.P. Mr. Murchison is the President of the Murchison Management Corp., which serves as the general partner of Murchison Capital Partners, L.P.

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

Relationship with Crosstex Energy, Inc.

General.  CEI owns 16,414,830 common units, representing approximately 34% limited partnership interest in us. Our general partner owns a 2% general partner interest in us and the incentive distribution rights. Our general partner’s ability, as general partner, to manage and operate Crosstex Energy, L.P. and Crosstex Energy, Inc.’s ownership in us effectively gives our general partner the ability to veto some of our actions and to control our management. Crosstex Energy, Inc. pays us for administrative and compensation costs that we incur on its behalf. During 2008, this fee was approximately $0.06 million per month.

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

Related Party Transactions

Crosstex Denton County Gathering J.V.  We own a majority interest, before application of any dilution rights, in Crosstex Denton County Gathering, J.V. (CDC). CDC was formed to build, own and operate a natural gas gathering system in Denton County, Texas. We manage the business affairs of CDC. The other joint venture partner (the CDC Partner) is an unrelated third party who owns and operates the natural gas field located in Denton County. In connection with the formation of CDC, we agreed to loan the CDC Partner up to $1.5 million for their initial capital contribution. The loan bears interest at an annual rate of prime plus 2%. CDC makes payments directly to us attributable to CDC Partner’s share of distributable cash flow to repay the loan which has a balance remaining of $0.4 million.

Reimbursement of Costs by CEI.  CEI paid us, $0.7 million, $0.6 million and $0.5 million during the years ended December 31, 2008, 2007, and 2006, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI.

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

Audit Fees

The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended December 31, 2008 and December 31, 2007, review of our internal control procedures for the fiscal year ended December 31, 2008 and December 31, 2007, and the reviews of the financial statements included in our Quarterly Reports on Forms 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $1.2 million. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

KPMG did not perform any assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 that were not included in the audit fees listed above.

Tax Fees

We did not incur any fees by KPMG for tax compliance, tax advice and tax planning for the years ended December 31, 2008 and December 31, 2007.

All Other Fees

KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” for the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Committee Approval of Audit and Non-Audit Services

All audit and non-audit services and any services that exceed the annual limits set forth in the policy must be pre-approved by the Audit Committee. In 2009, the Audit Committee has not pre-approved the use of KPMG for any non-audit related services. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between Audit Committee meetings; provided that the additional services do not affect KPMG’s independence under applicable Securities and Exchange Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(1) See the Index to Financial Statements on page F-1.

(2) See Schedule II — Valuation and Qualifying Accounts on Page F-47.

(3) Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, file No. 333-97779).
3.2	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.3	—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).
3.4	—	Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, file No. 333-97779).
4.1	—	Specimen Unit Certificate for Common Units (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to our Registration Statement on Form S-3, file No. 333-128282).
4.2	—	Registration Rights Agreement, dated as of June 29, 2006, by and among Crosstex Energy L.P., Chieftain Capital Management, Inc., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., LBI Group Inc., Tortoise Energy Infrastructure Corporation, Lubar Equity Fund, LLC and Crosstex Energy, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
4.3	—	Registration Rights Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10.1	—	Fourth Amended and Restated Credit Agreement, dated November 1, 2005, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005).
10.2	—	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 24, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 13, 2006, filed with the Commission on March 16, 2006).
10.3	—	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).

Number			Description

10.4		—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.5		—	Fifth Amendment and Consent to Fourth Amended and Restated Credit Agreement, effective as of November 7, 2008, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10	.6*	—	Sixth Amendment to Fourth Amended and Restated Credit Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties.
10.7		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.8		—	Amended and Restated Note Purchase Agreement, dated as of July 25, 2006, among Crosstex Energy, L.P. and the Purchasers listed on the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 25, 2006, filed with the Commission on July 28, 2006).
10.9		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 30, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.10		—	Waiver and Letter Amendment No. 3 to Amended and Restated Note Purchase Agreement, effective as of November 7, 2008, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10	.11*	—	Letter Amendment No. 4 to Amended and Restated Note Purchase Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P. Prudential Investment Management, Inc. and certain other parties.
10.12		—	Purchase and Sale Agreement, dated as of May 1, 2006, by and between Crosstex Energy Services, L.P., Chief Holdings LLC and the other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 1, 2006, filed with the Commission on May 4, 2006).
10	.13†	—	Crosstex Energy GP, LLC Long-Term Incentive Plan, dated July 12, 2002 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10	.14†	—	Amendment to Crosstex Energy GP, LLC Long-Term Incentive Plan, dated May 2, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2005, filed with the Commission on May 6, 2005).
10.15		—	Omnibus Agreement, dated December 17, 2002, among Crosstex Energy, L.P. and certain other parties (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10	.16†	—	Form of Employment Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10.17		—	Senior Subordinated Series D Unit Purchase Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10	.18†	—	Form of Performance Unit Agreement (incorporated by reference to our Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10.19		—	Common Unit Purchase Agreement, dated as of April 8, 2008, by and among Crosstex Energy, L.P. and each of the Purchasers set forth Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 9, 2008).

Number			Description

21	.1*	—	List of Subsidiaries.
23	.1*	—	Consent of KPMG LLP.
23	.2*	—	Consent of KPMG LLP.
31	.1*	—	Certification of the Principal Executive Officer.
31	.2*	—	Certification of the Principal Financial Officer.
32	.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.
99	.1*	—	Consolidated Balance Sheet of Crosstex Energy GP, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2008.

*	Filed herewith.

†	As required by Item 14(a)(3), this exhibit is identified as a compensatory benefit plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2009.

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

Signature	Title	Date

/s/ BARRY E. DAVIS Barry E. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ LELDON E. ECHOLS Leldon E. Echols	Director	March 2, 2009

/s/ BRYAN H. LAWRENCE Bryan H. Lawrence	Director	March 2, 2009

/s/ SHELDON B. LUBAR Sheldon B. Lubar	Director	March 2, 2009

/s/ CECIL E. MARTIN Cecil E. Martin	Director	March 2, 2009

/s/ KYLE D. VANN Kyle D. Vann	Director	March 2, 2009

/s/ WILLIAM W. DAVIS William W. Davis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Crosstex Energy GP, LLC is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for Crosstex Energy, L.P. (the “Partnership”). As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of Crosstex Energy GP, LLC’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Partnership’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2008, the Partnership’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Partnership’s consolidated financial statements included in this report, has issued an attestation report on the Partnership’s internal control over financial reporting, a copy of which appears on page F-4 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Partners
Crosstex Energy, L.P.:

We have audited the accompanying consolidated balance sheets of Crosstex Energy, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in partners’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crosstex Energy, L.P. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/  KPMG LLP

Dallas, Texas
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Partners
Crosstex Energy, L.P.:

We have audited Crosstex Energy, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
March 2, 2009

CROSSTEX ENERGY, L.P.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands
	except unit data)

ASSETS
Current assets:
Cash and cash equivalents	$1,636	$142
Accounts receivable:
Trade, net of allowance for bad debts of $3,655 and $985, respectively	49,185	46,441
Accrued revenues	292,668	443,448
Imbalances	3,893	3,865
Affiliated companies	110	38
Note receivable	375	1,026
Other	7,243	2,531
Fair value of derivative assets	27,166	8,589
Natural gas and natural gas liquids, prepaid expenses and other	9,645	16,062

Total current assets	391,921	522,142

Property and equipment:
Transmission assets	474,771	468,692
Gathering systems	614,572	460,420
Gas plants	577,250	565,415
Other property and equipment	70,618	64,073
Construction in process	86,462	79,889

Total property and equipment	1,823,673	1,638,489
Accumulated depreciation	(296,393)	(213,327)

Total property and equipment, net	1,527,280	1,425,162

Fair value of derivative assets	4,628	1,337
Intangible assets, net of accumulated amortization of $89,231 and $60,118, respectively	578,096	610,076
Goodwill	19,673	24,540
Other assets, net	11,668	9,617

Total assets	$2,533,266	$2,592,874

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Drafts payable	$21,514	$28,931
Accounts payable	23,879	13,727
Accrued gas purchases	270,229	427,293
Accrued imbalances payable	7,100	9,447
Fair value of derivative liabilities	28,506	21,066
Current portion of long-term debt	9,412	9,412
Other current liabilities	64,191	59,154

Total current liabilities	424,831	569,030

Long-term debt	1,254,294	1,213,706
Other long-term liabilities	24,708	3,553
Deferred tax liability	8,727	8,518
Fair value of derivative liabilities	22,775	9,426
Minority interest	3,510	3,815
Commitments and contingencies	—	—
Partners’ equity:
Common unitholders (44,908,522 and 23,868,041 units issued and outstanding at December 31, 2008 and 2007, respectively)	674,564	337,171
Subordinated unitholders (4,668,000 units issued and outstanding at December 31, 2007)	—	(14,679)
Senior subordinated series C unitholders (12,829,650 units issued and outstanding at December 31, 2007)	—	359,319
Senior subordinated series D unitholders (3,875,340 units issued and outstanding at December 31, 2008 and 2007)	99,942	99,942
General partner interest (2% interest with 995,556 and 923,286 equivalent units outstanding at December 31, 2008 and 2007)	16,805	24,551
Accumulated other comprehensive income (loss)	3,110	(21,478)

Total partners’ equity	794,421	784,826

Total liabilities and partners’ equity	$2,533,266	$2,592,874

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands except per unit data)

Revenues:
Midstream	$4,838,747	$3,791,316	$3,075,481
Treating	64,953	53,682	52,095
Profit on energy trading activities	3,349	4,090	2,510

Total revenues	4,907,049	3,849,088	3,130,086

Operating costs and expenses:
Midstream purchased gas	4,471,308	3,468,924	2,859,815
Treating purchased gas	14,579	7,892	9,463
Operating expenses	169,048	125,149	98,794
General and administrative	71,005	61,528	45,694
Gain on derivatives	(12,203)	(6,628)	(1,591)
Gain on sale of property	(1,519)	(1,667)	(2,108)
Impairments	30,436	—	—
Depreciation and amortization	131,187	106,639	80,518

Total operating costs and expenses	4,873,841	3,761,837	3,090,585

Operating income	33,208	87,251	39,501
Other income (expense):
Interest expense, net of interest income	(102,675)	(79,403)	(51,427)
Other income	27,757	683	183

Total other income (expense)	(74,918)	(78,720)	(51,244)

Income (loss) from continuing operations before minority interest, income taxes and cumulative effect of change in accounting principle	(41,710)	8,531	(11,743)
Minority interest in subsidiary	(311)	(160)	(231)
Income tax provision	(2,765)	(964)	(222)

Income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(44,786)	7,407	(12,196)
Discontinued Operations:
Income from discontinued operations	5,752	6,482	7,316
Gain on sale of discontinued operations	49,805	—	—

Discontinued operations	55,557	6,482	7,316

Net income (loss) before cumulative effect of change in accounting principle	10,771	13,889	(4,880)
Cumulative effect of change in accounting principle	—	—	689

Net income (loss)	$10,771	$13,889	$(4,191)

General partner interest in net income	$26,415	$19,252	$16,456

Limited partners’ interest in net income (loss)	$(15,644)	$(5,363)	$(20,647)

Net income (loss) per limited partners’ unit:
Basic and diluted common unit	$(3.23)	$(0.20)	$(1.09)

Basic and diluted senior subordinated series A units (see Note 9(e))	$—	$—	$5.31

Basic and diluted senior subordinated series C units (see Note 9(e))	$9.44	$—	$—

Basic and diluted senior subordinated series D units (see Note 9(e))	$—	$—	$—

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners’ Equity
Years ended December 31, 2008, 2007 and 2006

													Accumulated
													Other
	Common Units		Subordinated Units		Sr. Subordinated Units		Sr. Subordinated C Units		Sr. Subordinated D Units		General Partner Interest		Comprehensive
	$	Units	$	Units	$	Units	$	Units	$	Units	$	Units	Income (loss)	Total
	(In thousands)

Balance, December 31, 2005	$326,617	15,465	$16,462	9,334	$49,921	1,495	$—	—	$—	—	$11,522	537	$(3,237)	$401,285
Proceeds from exercise of unit options	3,328	305	—	—	—	—	—	—	—	—	—	—	—	3,328
Issuance of Sr. subordinated series C units	—	—	—	—	—	—	359,319	12,830	—	—	—	—	—	359,319
Conversion of subordinated units	52,195	3,829	(2,274)	(2,333)	(49,921)	(1,495)	—	—	—	—	—	—	—	—
Conversion of common units for restricted units	—	17	—	—	—	—	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	—	—	9,273	268	—	9,273
Stock-based compensation	3,122	—	1,114	—	—	—	—	—	—	—	3,632	—	—	7,868
Distributions	(39,725)	—	(16,102)	—	—	—	—	—	—	—	(20,411)	—	—	(76,238)
Net income (loss)	(15,045)	—	(5,602)	—	—	—	—	—	—	—	16,456	—	—	(4,191)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	—	—	(4,875)	(4,875)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	16,108	16,108

Balance, December 31, 2006	330,492	19,616	(6,402)	7,001	—	—	359,319	12,830	—	—	20,472	805	7,996	711,877
Issuance of common units	57,550	1,800	—	—	—	—	—	—	—	—	—	—	—	57,550
Proceeds from exercise of unit options	1,598	90	—	—	—	—	—	—	—	—	—	—	—	1,598
Issuance of Sr. subordinated series D units	—	—	—	—	—	—	—	—	99,942	3,875	—	—	—	99,942
Conversion of subordinated units	(3,872)	2,333	3,872	(2,333)	—	—	—	—	—	—	—	—	—	—
Conversion of restricted units for common units, net of units withheld for taxes	(329)	29	—	—	—	—	—	—	—	—	—	—	—	(329)
Capital contributions	—	—		—	—	—	—	—	—	—	4,014	118	—	4,014
Stock-based compensation	5,478	—	1,228	—	—	—	—	—	—	—	5,578	—	—	12,284
Distributions	(49,810)	—	(11,950)	—	—	—	—	—	—	—	(24,765)	—	—	(86,525)
Net income (loss)	(3,936)	—	(1,427)	—	—	—	—	—	—	—	19,252	—	—	13,889
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	—	—	(3,706)	(3,706)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(25,768)	(25,768)

Balance December 31, 2007	337,171	23,868	(14,679)	4,668	—	—	359,319	12,830	99,942	3,875	24,551	923	(21,478)	784,826
Issuance of common units	99,888	3,333	—	—	—	—	—	—	—	—	—	—	—	99,888
Proceeds from exercise of unit options	850	57	—	—	—	—	—	—	—	—	—	—	—	850
Conversion of subordinated units	341,816	17,498	17,503	(4,668)	—	—	(359,319)	(12,830)	—	—	—	—	—	—
Conversion of restricted units for common units, net of units withheld for taxes	(1,536)	153	—	—	—	—	—	—	—	—	—	—	—	(1,536)
Capital contributions	—	—	—	—	—	—	—	—	—	—	2,193	73	—	2,193
Stock-based compensation	6,337	—	109	—	—	—	—	—	—	—	4,797	—	—	11,243
Distributions	(94,404)	—	(2,847)	—	—	—	—	—	—	—	(41,151)	—	—	(138,402)
Net income (loss)	(15,558)	—	(86)	—	—	—	—	—	—	—	26,415	—	—	10,771
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	—	—	20,840	20,840
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	3,748	3,748

Balance December 31, 2008	$674,564	44,909	$—	—	$—	—	$—	—	$99,942	3,875	$16,805	996	$3,110	$794,421

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$10,771	$13,889	$(4,191)
Hedging gains or losses reclassified to earnings	20,840	(3,706)	(4,875)
Adjustment in fair value of derivatives	3,748	(25,768)	16,108

Comprehensive income (loss)	$35,359	$(15,585)	$7,042

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$10,771	$13,889	$(4,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,899	108,880	82,731
Non-cash stock-based compensation	11,243	12,284	8,557
Cumulative effect of change in accounting principle	—	—	(689)
Gain on sale of property	(51,325)	(1,667)	(2,108)
Impairment	30,436	—	—
Deferred tax expense	172	253	490
Minority interest in subsidiary	311	160	231
Non-cash derivatives loss	23,510	2,418	550
Amortization of debt issue costs	2,854	2,639	2,694
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable, accrued revenue and other	156,248	(121,300)	77,365
Natural gas and natural gas liquids, prepaid expenses and other	5,176	(5,566)	13,071
Accounts payable, accrued gas purchases and other accrued liabilities	(148,545)	101,993	(65,691)
Fair value of derivatives	—	835	—

Net cash provided by operating activities	173,750	114,818	113,010

Cash flows from investing activities:
Additions to property and equipment	(275,590)	(414,452)	(314,766)
Acquisitions and asset purchases	—	—	(576,110)
Proceeds from sales of property	88,780	3,070	5,051

Net cash used in investing activities	(186,810)	(411,382)	(885,825)

Cash flows from financing activities:
Proceeds from borrowings	1,743,580	1,189,500	1,708,500
Payments on borrowings	(1,702,992)	(953,512)	(1,244,021)
Proceeds from capital lease obligations	28,010	3,553	—
Payments on capital lease obligations	(4,101)	—	—
Increase (decrease) in drafts payable	(7,417)	(19,017)	18,094
Debt refinancing costs	(4,903)	(892)	(5,646)
Conversion of restricted units, net of units withheld for taxes	(1,536)	(329)	—
Distributions to minority interest party	(725)	—	(375)
Distribution to partners	(138,402)	(86,525)	(76,238)
Proceeds from exercise of unit options	850	1,598	3,328
Net proceeds from common unit offerings	99,888	57,550	—
Issuance of subordinated units	—	99,942	359,319
Contribution from partners	2,193	4,014	9,273
Contributions from minority interest party	109	—	—

Net cash provided by financing activities	14,554	295,882	772,234

Net increase (decrease) in cash and cash equivalents	1,494	(682)	(581)
Cash and cash equivalents, beginning of period	142	824	1,405

Cash and cash equivalents, end of period	$1,636	$142	$824

Cash paid for interest	$76,291	$79,648	$46,794
Cash paid (refund) for income taxes	$1,371	$38	$(847)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Crosstex Energy GP, L.P., the general partner of the Partnership, is an indirect wholly-owned subsidiary of Crosstex Energy, Inc. (CEI). As of December 31, 2008, CEI owns 16,414,830 common units in the Partnership through its wholly-owned subsidiaries. As of December 31, 2008, CEI owned 34.0% of the limited partner interests in the Partnership and officers and directors owned 1.02% of the limited partnership interests. The remaining units are held by the public.

(c)	Basis of Presentation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Partnership and its wholly-owned subsidiaries. The Partnership proportionately consolidates its undivided 59.27% interest in a gas processing plant acquired by the Partnership in November 2005 (23.85%) and May 2006 (35.42%). In January 2004, the Partnership adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN No. 46R) and began consolidating its joint venture interest in Crosstex DC Gathering, J.V. (CDC) as discussed more fully in Note 5. The consolidated operations are hereafter referred to herein collectively as the “Partnership.” All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the consolidated financial statements for the prior years to conform to the current presentation.

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

(c)	Natural Gas and Natural Gas Liquids Inventory

The Partnership’s inventories of products consist of natural gas and NGLs. The Partnership reports these assets at the lower of cost or market.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(d)	Property, Plant, and Equipment

Property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, industrial supply pipelines, NGL pipelines, natural gas processing plants, NGL fractionation plants, dew point control and gas treating plants.

Other property and equipment is primarily comprised of computer software and equipment, furniture, fixtures, leasehold improvements and office equipment. Property, plant and equipment are recorded at cost. Gas required to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Repairs and maintenance are charged against income when incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. Interest costs are capitalized to property, plant and equipment during the period the assets are undergoing preparation for intended use. Interest costs totaling $2.7 million, $4.8 million, and $5.4 million were capitalized for the years ended December 31, 2008, 2007 and 2006, respectively.

Depreciation is provided using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives

Transmission assets	15-30 years
Gathering systems	7-15 years
Gas treating and gas processing plants	15 years
Other property and equipment	3-10 years

Depreciation expense of $98.0 million, $78.3 million and $66.8 million was recorded for the years ended December 31, 2008, 2007 and 2006, respectively.

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In order to determine whether an impairment has occurred, the Partnership compares the net book value of the asset to the undiscounted expected future net cash flows. If an impairment has occurred, the amount of such impairment is determined based on the expected future net cash flows discounted using a rate commensurate with the risk associated with the asset.

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

The Partnership recorded impairments to long-lived assets of $25.6 million during the year ending December 31, 2008. See Note 3(c) for further details on the long-lived assets impaired. No impairments were incurred during the years ended December 31, 2007 and 2006.

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also requires long-lived assets being held for sale or disposed of to be presented in the financial statements separately. During the third quarter of 2008 the Partnership held for sale its undivided 12.4% interest in the Seminole gas processing plant. The sale was finalized on November 17, 2008. All operating results for the Seminole plant are recorded in discontinued operating income and the gain on the disposition of the plant is

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

recorded in gain on sale of discontinued operations. See Note 3(d) for further information on discontinued operations.

(e)	Goodwill and Intangibles

The Partnership has approximately $19.7 million and $24.5 million of goodwill at December 31, 2008 and 2007, respectively. Goodwill created in the formation of the Partnership of $4.9 million net book value associated with the Midstream assets was impaired during the year ending December 31, 2008. The goodwill remaining in the Partnership is attributable to Treating assets acquired during 2005 and 2006. See Note 4 for further details on the impairment of goodwill on the Midstream assets. Goodwill will continue to be assessed at least annually for impairment.

Intangible assets consist of customer relationships and the value of the dedicated and non-dedicated acreage attributable to pipeline, gathering and processing systems. The Chief acquisition, as discussed in Note 3(a), included $395.6 million of such intangibles, including the Devon Energy Corporation (Devon) gas gathering agreement. Intangible assets other than the intangibles associated with the Chief acquisition are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from three to 15 years. The intangible assets associated with the Chief acquisition are being amortized using the units of throughput method of amortization. The weighted average amortization period for intangible assets is 17.7 years. Amortization of intangibles was approximately $33.2 million, $28.4 million and $13.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes the Company’s estimated aggregate amortization expense for the next five years (in thousands):

2009	$39,810
2010	40,193
2011	44,735
2012	47,511
2013	47,620
Thereafter	358,227

Total	$578,096

(f)	Other Assets

Unamortized debt issuance costs totaling $11.7 million and $9.6 million as of December 31, 2008 and 2007, respectively, are included in other assets, net. Debt issuance costs are amortized into interest expense using the effective-interest method over the term of the debt for the senior secured notes. Debt issuance costs are amortized using the straight-line method over the term of the debt for the bank credit facility because borrowings under the bank credit facility cannot be forecasted for an effective-interest computation.

(g)	Gas Imbalance Accounting

Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Partnership had imbalance payables of $7.1 million and $9.4 million at December 31, 2008 and 2007, respectively, which approximate the fair value of these imbalances. The Partnership had imbalance receivables of $3.9 million at December 31, 2008 and 2007, which are carried at the lower of cost or market value.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(h)	Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which became effective at December 31, 2005. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement activity should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB Statement No. 143. The Partnership did not provide any asset retirement obligations as of December 31, 2008 or 2007 because it does not have sufficient information as set forth in FIN 47 to reasonably estimate such obligations and the Partnership has no current intention of discontinuing use of any significant assets.

(i)	Revenue Recognition

The Partnership recognizes revenue for sales or services at the time the natural gas, or NGLs are delivered or at the time the service is performed. The Partnership generally accrues one to two months of sales and the related gas purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates. The Partnership’s purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the statements of operations in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Except for fee based arrangements and the Partnership’s energy trading activities related to its “off-system” gas marketing operations discussed in Note 2(k), the Partnership acts as the principal in these purchase and sale transactions, has the risk and reward of ownership as evidenced by title transfer, schedules the transportation and assumes credit risk.

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

The Partnership conducts “off-system” gas marketing operations as a service to producers on systems that the Partnership does not own. The Partnership refers to these activities as its energy trading activities. In some cases, the

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

Partnership earns an agency fee from the producer for arranging the marketing of the producer’s natural gas or NGLs. In other cases, the Partnership purchases the natural gas or NGLs from the producer and enters into a sales contract with another party to sell the natural gas or NGLs. The revenue and cost of sales for energy trading activities are shown net in the consolidated statement of operations.

The Partnership manages its price risk related to future physical purchase or sale commitments for its energy trading activities by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance the Partnership’s future commitments and significantly reduce its risk to the movement in natural gas and NGL prices. However, the Partnership is subject to counter-party risk for both the physical and financial contracts. The Partnership’s energy trading contracts qualify as derivatives, and accordingly, the Partnership continues to use mark-to-market accounting for both physical and financial contracts of its energy trading activities. Accordingly, any gain or loss associated with changes in the fair value of derivatives and physical delivery contracts relating to the Partnership’s energy trading activities are recognized in earnings as gain or loss on derivatives immediately.

Net margins earned on settled contracts from the Partnership’s energy trading activities included in profit on energy trading activities in the consolidated statement of operations were $3.3 million, $4.1 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Energy trading contract volumes that were physically settled were as follows (in MMBtus):

	Years Ended December 31,
	2008	2007	2006

Volumes purchased and sold	31,003,000	34,432,000	50,563,000

(l)	Comprehensive Income (Loss)

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

(m)	Legal Costs Expected to be Incurred in Connection with a Loss Contingency

Legal costs incurred in connection with a loss contingency are expensed as incurred.

(n)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited since the Partnership’s customers represent a broad and diverse group of energy marketers and end users. In addition, the Partnership continually monitors and reviews credit exposure to its marketing counter-parties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Partnership records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Partnership had a reserve for uncollectible receivables as of December 31, 2008, 2007 and 2006 of $3.7 million, $1.0 million and $0.6 million, respectively. The increase in reserve in 2008 primarily relates to SemStream, L.P.  See Note 16(e) for a discussion of the bankruptcy filing of SemStream, L.P. and related subsidiaries.

During 2008, 2007 and 2006 Dow Hydrocarbons accounted for 11.0%, 11.8% and 13.4%, respectively, of the consolidated revenue of the Partnership. As the Partnership continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. While this customer

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

represents a significant percentage of revenues, the loss of this customer would not have a material adverse impact on the Partnership’s results of operations.

(o)	Environmental Costs

Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that related to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2008, 2007 and 2006, such expenditures were not significant.

(p)	Option Plans

Effective January 1, 2006, the Partnership adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) which requires compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements.

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

	Years Ended December 31,
	2008	2007	2006

Cost of share-based compensation charged to general and administrative expense	$9,364	$10,442	$7,426
Cost of share-based compensation charged to operating expense	1,879	1,842	1,131

Total amount charged to income before cumulative effect of accounting change	$11,243	$12,284	$8,557

The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model as disclosed in Note 11 — Employee Incentive Plans.

(q)	Recent Accounting Pronouncements

In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. The

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

Partnership has evaluated the FSP and determined that this standard has no impact on its results of operations, cash flows or financial position for this reporting period.

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FSP EITF 03-6-1 (the FSP) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Partnership will consider restricted shares with nonforfeitable dividend rights in the calculation of earnings per share and will adjust all prior reporting periods retrospectively to conform to the requirements, although the impact should not be material.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Changes in the fair value on items for which the fair value option has been elected are recognized in earnings each reporting period. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes elected for similar types of assets and liabilities. SFAS 159 was adopted effective January 1, 2008 and did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date, except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures required by SFAS 160.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on our consolidated financial statements.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133 and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The principal impact to the Partnership will be to require expanded disclosure regarding derivative instruments.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(3)	Significant Asset Acquisitions, Impairments, and Dispositions, Including Discontinued Operations

(a)	Acquisitions

On June 29, 2006, the Partnership expanded its operations in the north Texas area through the acquisition of the natural gas gathering pipeline systems and related facilities of Chief Holdings, LLC or Chief in the Barnett Shale for $475.3 million. The acquired systems, which we refer to in conjunction with the NTP and other facilities in the area as the north Texas assets, included gathering pipeline, a 125 MMcf/d carbon dioxide treating plant and compression facilities with 26,000 horsepower.

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

(b)	Dispositions

In November 2008, the Partnership sold a contract right for firm transportation capacity on a third party pipeline to an unaffiliated third party for $20.0 million. The entire amount of such proceeds is reflected in other income in the consolidated statement of operations.

(c)	Long-Lived Asset Impairments

Impairments of $25.6 million were recorded in the year ended December 31, 2008 related to long-lived assets. The impairments are comprised of:

•	$17.8 million related to the Blue Water gas processing plant located in south Louisiana — The impairment on the Partnership’s 59.27% interest in the Blue Water gas processing plant was recognized because the pipeline company which owns the offshore Blue Water system and supplies gas to the Partnership’s Blue Water plant reversed the flow of the gas on its pipeline in early January 2009 thereby removing access to all the gas processed at the Blue Water plant from the Blue Water offshore system. At this time, the Partnership has not found an alternative source of new gas for the Blue Water plant so the plant ceased operations in January 2009. An impairment of $17.8 million was recognized for the carrying amount of the plant in excess of the estimated fair value of the plant as of December 31, 2008. The fair value of the Blue Water plant was determined by using the market and cost approach for valuing the plant. The income approach was not considered because the plant is not in operation.

•	$4.1 million related to leasehold improvements — The Partnership had planned to relocate its corporate office during 2008 to a larger office facility. The Partnership had leased office space and was close to completing the renovation of this office space when the global economic decline began impacting its operations in October 2008. On December 31, 2008, the decision was made to cancel the new office lease and not relocate the corporate offices from its existing office location. The impairment relates to the leasehold improvements on the office space for the cancelled lease.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

•	$2.6 million related to the Arkoma gathering system — The impairment on the Arkoma gathering system was recognized because the Partnership sold this asset in February 2009 for approximately $11.0 million and the carrying amount of the asset exceeded the sale price by approximately $2.6 million.

•	$1.0 million related to unused treating equipment — The impairment relates to certain older equipment in the Treating division that will not be used in the Partnership’s operations.

(d)	Discontinued Operations

As part of the Partnership’s strategy to increase liquidity in response to the tightening financial markets, the Partnership began marketing a non-strategic asset for sale in late September 2008. In early October 2008, the Partnership entered into an agreement to sell its undivided 12.4% interest in the Seminole gas processing plant to a third party for $85.0 million. The transaction was completed on November 17, 2008. This asset was previously presented in the Partnership’s Treating segment. The consolidated balance sheets at December 31, 2008 and 2007 do not reflect the asset held for sale due to the fact that the decision to dispose of the asset occurred after December 31, 2007, and the sale was completed prior to December 31, 2008. The revenues and expenses related to the operations of the asset held for sale have been segregated from continuing operations and reported as discontinued operations for all periods. No income taxes are attributed to income from discontinued operations. Following are revenues, income from discontinued operations and gain on discontinued operations (in thousands):

	Years Ended December 31
	2008	2007	2006

Treating Revenues	$8,539	$11,343	$11,718
Income from Discontinued Operations	$5,752	$6,482	$7,316
Gain from Discontinued Operations	$49,805	$—	$—

(4)	Goodwill Impairment

As of December 31, 2006 and 2007, the carrying amount of goodwill was considered recoverable. In the fourth quarter of 2008, the Partnership determined that the carrying amount of goodwill attributable to the Midstream segment was impaired because of the significant decline in its Midstream operations due to the significant declines in natural gas and NGL prices during the last half of 2008 coupled with the global economic decline. The Partnership determined the estimated fair value of the Midstream reporting unit by calculating the present value of its estimated future cash flows. The Partnership determined the implied fair value of goodwill associated with the Midstream reporting unit by subtracting the estimated fair value of the tangible assets and intangible assets associated with the Midstream reporting unit from the estimated fair value of the unit. The Partnership recognized an impairment loss of $4.9 million in the Midstream segment for the year ended December 31, 2008.

(5)	Investment in Limited Partnerships and Note Receivable

The Partnership owns a majority interest in Crosstex Denton County Joint Venture (CDC) and consolidates its investment in CDC pursuant to FIN No. 46R. The Partnership manages the business affairs of CDC. The other joint venture partner (the CDC partner) is an unrelated third party who owns and operates a natural gas field located in Denton County, Texas.

In connection with the formation of CDC, the Partnership agreed to loan the CDC partner up to $1.5 million for its initial capital contribution. The loan bears interest at an annual rate of prime plus 2%. CDC makes payments directly to the Partnership attributable to CDC partner’s share of distributable cash flow to repay the loan. The balance remaining on the note of $0.4 million is included in current notes receivable as of December 31, 2008.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(6)	Long-Term Debt

As of December 31, 2008 and 2007, long-term debt consisted of the following (in thousands):

	2008	2007

Bank credit facility, interest based on Prime or LIBOR plus an applicable margin, interest rates at December 31, 2008 and 2007 were 6.33% and 6.71%, respectively	$784,000	$734,000
Senior secured notes, weighted average interest rates at December 31, 2008 and 2007 of 8.0% and 6.75%, respectively	479,706	489,118

	1,263,706	1,223,118
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,254,294	$1,213,706

Credit Facility.  In September 2007, the Partnership increased borrowing capacity under the bank credit facility to $1.185 billion. The bank credit facility matures in June 2011. As of December 31, 2008, $850.4 million was outstanding under the bank credit facility, including $66.4 million of letters of credit, leaving approximately $334.6 million available for future borrowing.

Obligations under the bank credit facility are secured by first priority liens on all of the Partnership’s material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries, and rank pari passu in right of payment with the senior secured notes. The bank credit facility is guaranteed by the Partnership’s material subsidiaries. The Partnership may prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

On November 7, 2008, the Partnership entered into the Fifth Amendment and Consent (the “Fifth Amendment”) to its credit facility with Bank of America, N.A., as administrative agent, and the banks and other parties thereto (the “Bank Lending Group”). The Fifth Amendment amended the agreement governing its credit facility to, among other things, (i) increase the maximum permitted leverage ratio it must maintain for the fiscal quarters ending December 31, 2008 through September 30, 2009, (ii) lower the minimum interest coverage ratio it must maintain for the fiscal quarter ending December 31, 2008 and each fiscal quarter thereafter, (iii) permit it to sell certain assets, (iv) increase the interest rate it pays on the obligations under the credit facility and (v) lower the maximum permitted leverage ratio it must maintain if the Partnership or its subsidiaries incur unsecured note indebtedness.

Due to the continued decline in commodity prices and the deterioration in the processing margins, the Partnership determined that there was a significant risk that the amended terms negotiated in November 2008 would not be sufficient to allow it to operate during 2009 without triggering a covenant default under our bank facility and the senior secured note agreement. On February 27, 2009, the Partnership entered into the Sixth Amendment to the Fourth Amended and Restated Credit Agreement and Consent (the “Sixth Amendment”) to its credit facility with Bank Lending Group. Under the Sixth Amendment, borrowings will bear interest at its option at the administrative agent’s reference rate plus an applicable margin or London Interbank Offering Rate (LIBOR) plus an applicable margin. The applicable margins for the Partnership’s interest rate and letter of credit fees vary quarterly based on the Partnership’s leverage ratio as defined by the credit facility (the “Leverage Ratio” generally being computed as total

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows beginning February 27, 2009:

	Bank Reference Rate	LIBOR Rate	Letter of Credit	Commitment
Leverage Ratio	Advances(a)	Advances(b)	Fees(c)	Fees(d)

Greater than or equal to 5.00 to 1.00	3.00%	4.00%	4.00%	0.50%
Greater than or equal to 4.25 to 1.00 and less than 5.00 to 1.00	2.50%	3.50%	3.50%	0.50%
Greater than or equal to 3.75 to 1.00 and less than 4.25 to 1.00	2.25%	3.25%	3.25%	0.50%
Less than 3.75 to 1.00	1.75%	2.75%	2.75%	0.50%

(a)	The applicable margins for the bank reference rate advances ranged from 0% to 0.25% under the bank credit facility prior to the Fifth and Sixth Amendments. The applicable margin for the bank reference rate advances was paid at the maximum rate of 2.00% under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(b)	The applicable margins for the LIBOR rate advances ranged from 1.00% to 1.75% under the bank credit facility prior to the Fifth and Sixth Amendments. The applicable margin for the bank reference rate advances was paid at the maximum rate of 3.00% under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(c)	The letter of credit fees ranged from 1.00% to 1.75% per annum plus a fronting fee of 0.125% per annum under the bank credit facility prior to the Fifth and Sixth Amendments. The letter of credit fees were paid at the maximum rate of 3.00% per annum in addition to the fronting fee under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(d)	The commitment fees ranged from 0.20% to 0.375% per annum on the unused amount of the credit facility under the bank credit facility prior to the Fifth and Sixth Amendments. The commitment fees were paid at the maximum rate of 0.50% per annum under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

The Sixth Amendment also sets a floor for the LIBOR interest rate of 2.75% per annum, which means, effective as of February 27, 2009, borrowings under the bank credit facility accrue interest at the rate of 6.75% based on the LIBOR rate in effect on such date and our current leverage ratio. Based on the Partnership’s forecasted leverage ratios for 2009, it expects the applicable margins to be at the high end of these ranges for its interest rate and letter of credit fees.

Pursuant to the Sixth Amendment, the Partnership must pay a leverage fee if it does not prepay debt and permanently reduce the banks’ commitments by the cumulative amounts of $100.0 million on September 30, 2009, $200.0 million on December 31, 2009 and $300.0 million on March 31, 2010. If it fails to meet any de-leveraging target, it must pay a leverage fee on such date, equal to the product of the aggregate commitments outstanding under its bank credit facility and the outstanding amount of senior secured note agreement on such date, and 1.0% on September 30, 2009, 1.0% on December 31, 2009 and 2.0% on March 31, 2010. This leverage fee will accrue on the applicable date, but not be payable until the Partnership refinances its bank credit facility.

Under the Sixth Amendment, the maximum Leverage Ratio (measured quarterly on a rolling four-quarter basis) is as follows:

•	7.25 to 1.00 for the fiscal quarter ending March 31, 2009;
•	8.25 to 1.00 for the fiscal quarters ending June 30, 2009 and September 30, 2009;
•	8.50 to 1.00 for the fiscal quarter ending December 31, 2009;
•	8.00 to 1.00 for the fiscal quarter ending March 31, 2010;
•	6.65 to 1.00 for the fiscal quarter ending June 30, 2010;
•	5.25 to 1.00 for the fiscal quarter ending September 30, 2010;
•	5.00 to 1.00 for the fiscal quarter ending December 31, 2010;

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

•	4.50 to 1.00 for any fiscal quarters ending March 31, 2011 through March 31, 2012; and
•	4.25 to 1.00 for any fiscal quarters ending June 30, 2012 and thereafter.

The minimum cash interest coverage ratio (as defined in the agreement, measured quarterly on a rolling four-quarter basis) is as follows under the Sixth Amendment:

•	1.75 to 1.00 for the fiscal quarters ending March 31, 2009;
•	1.50 to 1.00 for the fiscal quarter ending June 30, 2009;
•	1.30 to 1.00 for the fiscal quarter ending September 30, 2009;
•	1.15 to 1.00 for the fiscal quarter ending December 31, 2009;
•	1.25 to 1.00 for the fiscal quarter ending March 31, 2010;
•	1.50 to 1.00 for the fiscal quarter ending June 30, 2010;
•	1.75 to 1.00 for any fiscal quarter ending September 30, 2010 and December 31, 2010; and
•	2.50 to 1.00 for any fiscal quarter ending March 31, 2011 and thereafter.

Under the Sixth Amendment, no quarterly distributions may be paid to partners unless the PIK notes have been repaid and the Leverage Ratio is less than 4.25 to 1.00. If the Leverage Ratio is between 4.00 to 1.00 and 4.25 to 1.00, the Partnership may make the minimum quarterly distribution of up to $0.25 per unit if the PIK notes have been repaid. If the Leverage Ratio is less than 4.00 to 1.00, the Partnership may make quarterly distributions to partners from available cash as provided by its partnership agreement if the PIK notes have been repaid. The PIK notes are due six months after the earlier of the refinancing or maturity of its bank credit facility. Based on its forecasted leverage ratios for 2009 and its near term ability to refinance its bank credit facility, the Partnership does not anticipate making quarterly distributions during 2009 other than the distribution paid in February 2009 related to fourth quarter 2008 operating results. The Partnership will not be able to make distributions to its unitholders in future periods if its leverage ratio does not improve.

The Sixth Amendment also limits the Partnership’s annual capital expenditures (excluding maintenance capital expenditures) to $120.0 million in 2009 and $75.0 million in 2010 and each year thereafter (with unused amounts in any year being carried forward to the next year). It is unlikely that the Partnership will be able to make any acquisitions based on the terms of our credit facility and the current condition of the capital markets because it may only use a portion of the proceeds from the incurrence of unsecured debt and the issuance of equity to make such acquisitions.

The Sixth Amendment also eliminated the accordion in the Partnership’s bank credit facility, which previously had permitted it to increase commitments thereunder by certain amounts if any bank was willing to undertake such commitment increase.

The Sixth Amendment also revised the terms for mandatory repayment of outstanding indebtedness from asset sales and proceeds from incurrence of unsecured debt and equity issuances. Proceeds from debt issuances and from equity issuances not required to prepay indebtedness are considered to be “Excess Proceeds” under the amended bank credit agreement. The Partnership may retain all Excess Proceeds. The following table sets forth the amended prepayment terms:

	% of Net Proceeds	% of Net Proceeds	% of Net Proceeds
	from Asset Sales	from Debt Issuances	from Equity Issuance
	Required for	Required for	Required for
Leverage Ratio*	Prepayment	Prepayment	Prepayment

Greater than or equal to 4.50	100%	100%	50%
Greater or equal to 3.50 and Less than 4.50	100%	50%	25%
Less than 3.50	100%	0%	0%

*	The Leverage Ratio is to be adjusted to give effect to proceeds from debt or equity issuance and the use of such proceeds for each proportional level of Leverage Ratio.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

The prepayments are to be applied pro rata based on total debt (including letter of credit obligations) outstanding under the bank credit agreement and the total debt outstanding under the note agreement described below. Any prepayments of advances on the bank credit facility from proceeds from asset sales, debt or equity issuances will permanently reduce the borrowing capacity or commitment under the facility in an amount equal to 100% of the amount of the prepayment. Any such commitment reduction will not reduce the banks’ $300.0 million commitment to issue letters of credit.

In addition, the bank credit facility contains various covenants that, among other restrictions, limit the Partnership’s ability to:

•	incur indebtedness;

•	grant or assume liens;

•	make certain investments;

•	sell, transfer, assign or convey assets, or engage in certain mergers or acquisitions;

•	change the nature of our business;

•	enter into certain commodity contracts;

•	make certain amendments to its or the operating partnership’s partnership agreement; and

•	engage in transactions with affiliates.

Each of the following will be an event of default under the bank credit facility:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to observe any agreement, obligation, or covenant in the credit agreement, subject to cure periods for certain failures;

•	certain judgments against us or any of its subsidiaries, in excess of certain allowances;

•	certain ERISA events involving the Partnership or its subsidiaries;

•	bankruptcy or other insolvency events;

•	a change in control (as defined in the credit agreement); and

•	the failure of any representation or warranty to be materially true and correct when made.

If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under our bank credit facility will immediately become due and payable. If any other event of default exists under the bank credit facility, the lenders may accelerate the maturity of the obligations outstanding under the bank credit facility and exercise other rights and remedies.

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk. See Note 13 to the financial statements for a discussion of interest rate swaps.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

Senior Secured Notes.  The Partnership entered into a master shelf agreement with an institutional lender in 2003 that was amended in subsequent years to increase availability under the agreement, pursuant to which it issued the following senior secured notes (dollars in thousands):

Month Issued	Amount	Interest Rate(1)	Maturity	Principal Payment Terms

June 2003(2)	$30,000	9.45%	7 years	Quarterly payments of $1,765 from June 2006-June 2010
July 2003(2)	10,000	9.38%	7 years	Quarterly payments of $588 from July 2006-July 2010
June 2004	75,000	9.46%	10 years	Annual payments of $15,000 from July 2010-July 2014
November 2005	85,000	8.73%	10 years	Annual payments of $17,000 from November 2010-December 2014
March 2006	60,000	8.82%	10 years	Annual payments of $12,000 from March 2012-March 2016
July 2006	245,000	8.46%	10 years	Annual payments of $49,000 from July 2012-July 2016

Total Issued	505,000
Principal repaid	(25,294)

Balance as of December 31, 2008	$479,706

(1)	Interest rates have been adjusted to give effect to the 2% interest rate increase under the February 27, 2009 amendment described below.

(2)	Principal repayments were $19.4 million and $5.9 million on the June 2003 and July 2003 notes, respectively.

On November 7, 2008, the Partnership amended our senior secured note agreement governing its senior secured notes to, among other things, (i) modify the maximum permitted leverage ratio and lower the minimum interest coverage ratio it must maintain consistent with the ratios under the Fifth Amendment to the bank credit facility, (ii) permit it to sell certain assets and (iii) increase the interest rate it pays on the senior secured notes. The interest rate the Partnership paid on the senior secured notes increased by 1.25% for the fourth quarter of 2008 due to this amendment.

The covenants and terms of default for the senior secured notes are substantially the same as the covenants and default terms under the Partnership’s bank credit facility, and therefore the agreements governing the senior secured notes also required amendment in 2009. On February 27, 2009, the Partnership amended its senior note agreements to (i) increase the maximum permitted leverage ratio and to lower the minimum interest coverage ratio it must maintain consistent with the ratios under the Sixth Amendment to the bank credit facility, (ii) revise the mandatory prepayment terms consistent with the terms under the Sixth Amendment to the bank credit facility, (iii) increase the interest rate it pays on the senior secured notes and (iv) provide for the payment of a leverage fee consistent with the terms of bank credit facility. Commencing February 27, 2009 the interest rate the Partnership pays in cash on all of the senior secured notes will increase by 2.25% per annum for each of the fiscal quarters commencing with the quarter ending March 31, 2009 over the comparative interest rates under the senior note agreements prior to the November and February amendments. As a result of this rate increase, the weighted average interest rate on the outstanding balance on the senior secured notes is approximately 9.25% as of February 2009.

Under the amended senior secured note agreement, the senior secured notes will accrue additional interest of 1.25% per annum of the senior secured notes (the “PIK notes”) in the form of an increase in the principal amount unless our leverage ratio is less than 4.25 to 1.00 as of the end of any fiscal quarter. All PIK notes will be payable six

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

months after the maturity of our bank credit facility, which is currently scheduled to mature in June 2011, or six months after refinancing of such indebtedness if prior to the maturity date.

Per the terms of the amended senior note agreement, commencing on the date we refinance our bank credit facility, the interest rate payable in cash on our senior secured notes will increase by 1.25% per annum for any quarter if our leverage ratio as of the most recently ended fiscal quarter was greater than or equal to 4.25 to 1.00. In addition, commencing on June 30, 2012, the interest rate payable in cash on our senior secured notes will increase by 0.50% per annum for any quarter if our leverage as of the most recently ended fiscal quarter was greater than or equal to 4.00 to 1.00, but this incremental interest will not accrue if we are paying the incremental 1.25% per annum of interest described in the preceding sentence.

These notes represent the Partnership’s senior secured obligations and will rank pari passu in right of payment with the bank credit facility. The notes are secured, on an equal and ratable basis with the Partnership’s obligations under the credit facility, by first priority liens on all of its material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all its equity interests in substantially all of its subsidiaries. The senior secured notes are guaranteed by the Partnership’s material subsidiaries.

The senior secured notes issued in 2003 are redeemable, at the Partnership’s option and subject to certain notice requirements, at a purchase price equal to 100% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the senior secured note agreement. The senior secured notes issued 2004, 2005 and 2006 provide for a call premium of 103.5% of par beginning three years after issuance at rates declining from 103.5% to 100.0%. The notes are not callable prior to three years after issuance.

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

The senior secured note agreement relating to the notes contains substantially the same covenants and events of default as our bank credit facility.

The Partnership was in compliance with all debt covenants at December 31, 2008 and 2007 and expects to be in compliance with debt covenants for the next twelve months.

Intercreditor and Collateral Agency Agreement.  In connection with the execution of the senior secured note agreement, the lenders under our bank credit facility and the purchasers of the senior secured notes have entered into an Intercreditor and Collateral Agency Agreement, which has been acknowledged and agreed to by the Partnership and its subsidiaries. This agreement appointed Bank of America, N.A. to act as collateral agent and authorized Bank of America to execute various security documents on behalf of the lenders under our bank credit facility and the purchasers of the senior secured notes. This agreement specifies various rights and obligations of lenders under our bank credit facility, holders of our senior secured notes and the other parties thereto in respect of the collateral securing the Partnership’s obligations under our bank credit facility and the senior secured note agreement. On February 27, 2009, the holders of the Partnership’s senior secured notes and a majority of the banks under its bank credit facility entered into an amendment to the Intercreditor and Collateral Agency Agreement, which provides that the PIK notes and certain treasury management obligations will be secured by the collateral for its bank credit facility and the senior secured notes, but only paid with proceeds of collateral after obligations under its bank credit facility and the senior secured notes are paid in full.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

Maturities.  Maturities for the long-term debt as of December 31, 2008 are as follows (in thousands):

2009	$9,412
2010	20,294
2011	816,000
2012	93,000
2013	93,000
Thereafter	232,000

(7)	Other Long-Term Liabilities

The Partnership entered into 9 and 10-year capital leases for certain compressor equipment. Assets under capital leases are summarized as follows (in thousands):

	Years Ended
	December 31,
	2008	2007

Compressor equipment	$28,890	$4,011
Less: Accumulated amortization	(1,523)	(29)

Net assets under capital lease	$27,367	$3,982

The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of December 31, 2008 (in thousands):

Fiscal Year

2009 through 2013	$16,150
Thereafter	16,691
Less: Interest	(5,184)

Net minimum lease payments under capital lease	27,657
Less: Current portion of net minimum lease payments	(3,189)

Long-term portion of net minimum lease payments	$24,468

(8)	Income Taxes

The Partnership is generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The net tax basis in the Partnership’s assets and liabilities is less than the reported amounts on the financial statements by approximately $437.2 million as of December 31, 2008. Effective January 1, 2007, the Partnership is subject to the margin tax enacted by the state of Texas on May 1, 2006.

The LIG entities the Partnership formed to acquire the stock of LIG Pipeline Company and its subsidiaries, are treated as taxable corporations for income tax purposes. The entity structure was formed to effect the matching of the tax cost to the Partnership of a step-up in the basis of the assets to fair market value with the recognition of benefits of the step-up by the Partnership. A deferred tax liability of $8.2 million was recorded at the acquisition date. The deferred tax liability represents future taxes payable on the difference between the fair value and tax basis of the assets acquired. The Partnership, through ownership of the LIG entities, generated a net operating loss of $4.8 million during 2005 as a result of a tax loss on a property sale of which $0.9 million was carried back to 2004, $1.9 million was utilized in 2006 and substantially all of the remaining $2.0 million was utilized in 2007.

The Partnership provides for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis that will reverse in future periods (in thousands).

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

Current tax provision (benefit)	$2,593	$711	$(268)
Deferred tax provision (benefit)	172	253	490

	$2,765	$964	$222

A reconciliation of the provision for income taxes for the taxable corporation is as follows (in thousands):

Federal income tax on taxable corporation at statutory rate (35%)	$197	$206	$206
State income taxes, net	2,568	758	16

Income tax provision	$2,765	$964	$222

The principal component of the Partnership’s net deferred tax liability is as follows (in thousands):

	Years Ended December 31,
	2008	2007

Deferred income tax assets:
Net operating loss carryforward — current	$41	$4
Net operating loss carryforward — long-term	—	61
Alternative minimum tax credit carryover — long-term	—	99

	$41	$164

Deferred income tax liabilities:
Property, plant, equipment, and intangible assets-current	$(501)	$(501)
Property, plant, equipment and intangible assets-long-term	(8,727)	(8,678)

	$(9,228)	$(9,179)

Net deferred tax liability	$(9,187)	$(9,015)

A net current deferred tax liability of $0.5 million is included in other current liabilities.

The Partnership adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2007	$—
Increases related to prior year tax positions	904
Increases related to current year tax positions	717

Balance as of December 31, 2008	$1,621

Unrecognized tax benefits of $1.6 million, if recognized, would affect the effective tax rate. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. At December 31, 2008, tax years 2005 through 2008 remain subject to examination by the Internal Revenue Service and applicable states.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(9)	Partners’ Capital

(a)	Issuance of Common Units

On April 9, 2008, we issued 3,333,334 common units in a private offering at $30.00 per unit, which represented an approximate 7% discount from the market price. Crosstex Energy GP, L.P. made a general partner contribution of $2.0 million in connection with the issuance to maintain its 2% general partner interest.

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

On June 29, 2006, the Partnership issued an aggregate of 12,829,650 senior subordinated series C units representing limited partner interests of the Partnership in a private equity offering for net proceeds of approximately $359.3 million. The senior subordinated series C units were issued at $28.06 per unit, which represented a discount of 25% to the market value of common units on such date. CEI purchased 6,414,830 of the senior subordinated series C units. In addition, Crosstex Energy GP, L.P. made a general partner contribution of $9.0 million in connection with this issuance to maintain its 2% general partner interest. The senior subordinated series C units converted into common units representing limited partner interests of the Partnership February 16, 2008. The senior subordinated series C units were not entitled to distributions of available cash from the Partnership until conversion. See Note 9(e) below for a discussion of the impact on earnings per unit resulting from the conversion of the senior subordinated series C units.

(c)	Senior Subordinated Series D Units

On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests of the Partnership in a private offering. These senior subordinated series D units will convert into common units representing limited partner interests of the Partnership on March 23, 2009. Since the Partnership did not make distribution of available cash from operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008, then each senior subordinated series D unit will convert into 1.05 common units.

(d)	Cash Distributions

Unless restricted by the terms of our credit facility, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter commencing with the quarter ended on March 31, 2003. Distributions will generally be made 98% to the common and subordinated unitholders and 2% to the general partner, subject to the payment of incentive distributions.

Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13% of amounts we distribute in excess of $0.25 per unit, 23% of the amounts we distribute in excess of $0.3125 per unit and 48% of amounts we distribute in excess of $0.375 per unit. Incentive distributions totaling $30.8 million, $24.8 million and $20.4 million were earned by our general partner for the years ended December 31, 2008, 2007 and 2006, respectively. The Partnership paid annual per common unit distributions of $2.36, $2.28 and $2.13 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Partnership decreased its fourth quarter distribution on its common units to $0.25 per unit which was paid February 13, 2009.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

See Note 6 for a description of the Partnership’s credit facilities which restrict the Partnership’s ability to make future distributions.

(e)	Earnings per unit and anti-dilutive computations

The Partnership’s common units and subordinated units participate in earnings and distributions in the same manner for all historical periods and are therefore presented as a single class of common units for earnings per unit computations. The various series of senior subordinated units are also considered common securities, but because they do not participate in earnings or cash distributions during the subordination period are presented as separate classes of common equity. Each of the series of senior subordinated units were issued at a discount to the market price of the common units they are convertible into at the end of the subordination period. These discounts represent beneficial conversion features (BCFs) under EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” Under EITF 98-5 and related accounting guidance, a BCF represents a non-cash distribution that is treated in the same way as a cash distribution for earnings per unit computations. Since the conversion of all the series of senior subordinated units into common units are contingent (as described with the terms of such units) until the end of the subordination periods for each series of units, the BCF associated with each series of senior subordinated units is not reflected in earnings per unit until the end of such subordination periods when the criteria for conversion are met. Following is a summary of the BCFs attributable to the senior subordinated units outstanding during 2006, 2007 and 2008 (in thousands):

		End of Subordination
	BCF	Period

Senior subordinated A units	$7,941	February 2006
Senior subordinated series C units	$121,112	February 2008
Senior subordinated series D units	$34,297	March 2009

The following table reflects the computation of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Years Ended December 31,
	2008	2007	2006

Limited partners’ interest in net income (loss)	$(15,644)	$(5,363)	$(20,647)

Distributed earnings allocated to:
Common units(1)	$97,251	$61,760	$55,827
Senior subordinated series A units(2)	—	—	7,941
Senior subordinated series C units(2)	121,112	—	—

Total distributed earnings	$218,363	$61,760	$63,768

Undistributed loss allocated to:
Common units(3)	$(234,007)	$(67,123)	$(84,415)
Senior subordinated series A units	—	—	—
Senior subordinated series C units	—	—	—

Total undistributed earnings (loss)	$(234,007)	$(67,123)	$(84,415)
Net income (loss) allocated to:
Common units	$(136,756)	$(5,363)	$(28,588)
Senior subordinated series A units	—	—	7,941
Senior subordinated series C units	121,112	—	—

Total limited partners’ interest in net income (loss)	(15,644)	$(5,363)	$(20,647)

Income from discontinued operations:
Common units(4)	$54,446	$6,352	$7,170
Senior subordinated series A, C and D units	—	—	—

Total income from discontinued operation	$54,446	$6,352	$7,170

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2008	2007	2006

Cumulative effect of the change in accounting principle:
Common units	$—	$—	$689
Senior subordinated A, C and D units	—	—	—

Total cumulative effect of the change in accounting principle	$—	$—	$689

Basic and diluted net income (loss) per unit from continuing operations:
Basic and diluted common units	$(4.52)	$(0.44)	$(1.39)

Senior subordinated series A units	$—	$—	$5.31

Senior subordinated series C units	$9.44	$—	$—

Senior subordinated series D units	$—	$—	$—

Basic and diluted net income (loss) on discontinued operations:
Basic and diluted common units	$1.29	$0.24	$0.27

Senior subordinated series A, C and D units	$—	$—	$—

Basic cumulative effect of change in accounting principle per unit:
Common units	$—	$—	$0.03

Senior subordinated A, C and D units	$—	$—	$—

Total basic and diluted net income (loss) per unit:
Basic and diluted common units	$(3.23)	$(0.20)	$(1.09)

Senior subordinated series A units	$—	$—	$5.31

Senior subordinated series C units	$9.44	$—	$—

Senior subordinated series D units	$—	$—	$—

(1)	Represents distributions paid to common and subordinated unitholders.

(2)	Represents BCF recognized at end of subordination period for senior subordinated series A and C units.

(3)	All undistributed earnings and losses are allocated to common units during the subordination period.

(4)	Represents 98.0% for the limited partners’ interest in discontinued operations.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Weighted average limited partner common units outstanding	42,330	26,753	26,337
Weighted average senior subordinated series A units	—	—	1,495
Weighted average senior subordinated series C units	12,830	—	—

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2008, 2007 and 2006 because the limited partners were allocated net losses in the periods.

Net income is allocated to the general partner in an amount equal to its incentive distributions as described in Note 9(d). In June 2005, the Partnership amended its partnership agreement to allocate the expenses attributable to CEI stock options and restricted stock all to the general partner to match the related general partner contribution. Therefore, the general partner’s share of net income is reduced by stock-based compensation expense attributed to CEI stock options and restricted stock. The remaining net income after incentive distributions and CEI-related

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

stock-based compensation is allocated pro rata between the 2% general partner interest, the subordinated units and the common units. The net income allocated to the general partner is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Income allocation for incentive distributions	$30,772	$24,802	$20,422
Stock-based compensation attributable to CEI’s stock options and restricted shares	(4,665)	(5,441)	(3,545)
2% general partner interest in net income (loss)	308	(109)	(421)

General partner share of net income	$26,415	$19,252	$16,456

(10)	Retirement Plans

The Partnership sponsors a single employer 401(k) plan for employees who become eligible upon the date of hire. The plan allows for contributions to be made at each compensation calculation period based on the annual discretionary contribution rate. Contributions of $3.4 million, $1.6 million and $1.1 million were made to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

(11)	Employee Incentive Plans

(a)	Long-Term Incentive Plan

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

The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and the Partnership will receive no remuneration for the units. The restricted units include a tandem award that entitles the participant to receive cash payments equal to the cash distributions made by the Partnership with respect to its outstanding common units until the restriction period is terminated or the restricted units are forfeited. The restricted units granted in 2006, 2007 and 2008 generally cliff vest after three years of service.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2008 is provided below:

		Weighted Average
	Number of	Grant-Date Fair
Crosstex Energy, L.P. Restricted Units:	Units	Value

Non-vested, beginning of period	504,518	$34.29
Granted	432,354	29.60
Vested*	(204,033)	33.40
Forfeited	(34,273)	29.69
Reduced estimated performance units	(154,499)	31.66

Non-vested, end of period	544,067	$31.90

Aggregate intrinsic value, end of period (in thousands)	$2,378

*	Vested units include 51,214 units withheld for payroll taxes paid on behalf of employees.

The Partnership’s executive officers were granted restricted units during 2008 and 2007, the number of which may increase or decrease based on the accomplishment of certain performance targets based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over a three-year period). The minimum number of restricted units for all executives of 52,795 and 14,319 for 2008 and 2007, respectively, are included in the non-vested end of period units line in the table above. Target performance grants were previously included in the restricted units granted and were included in share-based compensation as it appeared probable that target thresholds would be achieved. However, during the last half of 2008, the Partnership’s assets were negatively impacted by hurricanes Gustav and Ike. During this same period, the Partnership has also been negatively impacted by the declines in natural gas and NGL prices coupled with the global economic decline and tightening of capital markets. The impact of these events was significant enough to make the achievement of target performance goals less than probable. Therefore, an expense of $0.7 million previously recorded for target performance-based restricted units has been reversed and is shown as a reduction to stock-based compensation expense and a reduction in the number of estimated performance units outstanding of 154,499 units in the year ended December 31, 2008. All performance-based awards greater than the minimum performance grant levels will be subject to reevaluation and adjustment until the restricted units vest. The performance-based restricted units are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria.

A summary of the restricted units aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2008 and 2007 are provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Restricted Units:	2008	2007

Aggregate intrinsic value of units vested	$5,907	$1,342
Fair value of units vested	$6,815	$888

As of December 31, 2008, there was $7.8 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The fair value of each unit option award is estimated at the date of grant using the Black-Scholes-Merton model. This model is based on the assumptions summarized below. Expected volatilities are based on historical volatilities of the Partnership’s traded common units. The Partnership has used historical data to estimate share option exercise and employee departure behavior to estimate expected forfeiture rates. The expected life of unit options represents the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the expected term of the unit option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Partnership used the simplified method to calculate the expected term.

Unit options are generally awarded with an exercise price equal to the market price of the Partnership’s common units at the date of grant. The unit options granted in 2008, 2007 and 2006 generally vest based on 3 years of service (one-third after each year of service). The following weighted average assumptions were used for the Black-Scholes option-pricing model for grants in 2008, 2007 and 2006:

	Years Ended December 31,
Crosstex Energy, L.P. Unit Options Granted:	2008	2007	2006

Weighted average distribution yield	7.15%	5.75%	5.5%
Weighted average expected volatility	30.0%	32.0%	33.0%
Weighted average risk free interest rate	1.81%	4.39%	4.80%
Weighted average expected life	6 years	6 years	6 years
Weighted average contractual life	10 years	10 years	10 years
Weighted average of fair value of unit options granted	$3.48	$6.73	$7.45

A summary of the unit option activity for the years ended December 31, 2008, 2007 and 2006 is provided below:

	Years Ended December 31,
	2008			2007		2006
	Number of		Weighted Average	Number	Weighted Average	Number of	Weighted Average
	Units		Exercise Price	of Units	Exercise Price	Units	Exercise Price

Outstanding, beginning of period		1,107,309	$29.65	926,156	$25.70	1,039,832	$18.88
Granted(b)		402,185	31.58	347,599	37.29	286,403	34.62
Exercised		(56,678)	14.16	(90,032)	18.20	(304,936)	11.19
Forfeited		(90,208)	31.29	(67,688)	29.84	(95,143)	24.56
Expired		(58,414)	32.93	(8,726)	31.60	—	—

Outstanding, end of period		1,304,194	$30.64	1,107,309	$29.65	926,156	$25.70

Options exercisable at end of period		540,782	$29.12	281,973	$28.05	121,131	$23.58
Weighted average contractual term (years) end of period:
Options outstanding		7.4	—	7.6	—	7.8	—
Options exercisable		6.5	—	7.1	—	7.5	—
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$	(a )	—	$4,681	—	$13,107	—
Options exercisable	$	(a )	—	$1,322	—	$1,970	—

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

(a)	Exercise price on all outstanding options exceed current market price.

(b)	No options were granted with an exercise price less than or equal to market value at grant during 2008, 2007 and 2006.

A summary of the unit options intrinsic value (market value in excess of exercise price at date of exercise) exercised and fair value of units vested (value per Black-Scholes option pricing model at date of grant) during the years ended December 31, 2008 and 2007 are provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Unit Options:	2008	2007

Intrinsic value of units options exercised	$746	$1,675
Fair value of units vested	$279	$197

As of December 31, 2008, there was $1.6 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 1.5 years.

(d)	Crosstex Energy, Inc.’s Restricted Stock and Option Plan

The Crosstex Energy, Inc. long-term incentive plan provides for the award of stock options and restricted stock (collectively, “Awards”) for up to 4,590,000 shares of Crosstex Energy, Inc.’s common stock. As of January 1, 2009, approximately 626,000 shares remained available under the long-term incentive plan for future issuance to participants. A participant may not receive in any calendar year options relating to more than 100,000 shares of common stock. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Shares of common stock underlying Awards that are forfeited, terminated or expire unexercised become immediately available for additional Awards under the long-term incentive plan.

CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. CEI’s restricted stock granted in 2006, 2007 and 2008 generally cliff vest after three years of service. A summary of the restricted stock activity which includes officers and employees of the Partnership and directors of CEI for the year ended December 31, 2008, is provided below:

		Weighted Average
	Number of	Grant-Date Fair
Crosstex Energy, Inc. Restricted Shares:	Shares	Value

Non-vested, beginning of period	860,275	$21.16
Granted	361,796	32.62
Vested*	(401,004)	18.41
Forfeited	(63,716)	21.86
Reduced estimated performance shares	(153,038)	32.10

Non-vested, end of period	604,313	$27.62

Aggregate intrinsic value, end of period (in thousands)	$2,357

*	Vested shares include 116,118 shares withheld for payroll taxes paid on behalf of employees.

The Partnership’s executive officers were granted restricted shares during 2008 and 2007, the number of which may increase or decrease based on the accomplishment of certain performance targets based on the Partnership’s average growth rate (defined as the percentage increase or decrease in distributable cash flow per common unit over a three-year period). The minimum number of restricted shares for all executives of 50,090 and 16,536 for 2008 and

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

2007, respectively, are included in the non-vested, end of period shares line in the table above. Target performance grants were previously included in the restricted units granted and were included in share-based compensation as it appeared probable that target thresholds would be achieved. However, during the last half of 2008, the Partnership’s assets were negatively impacted by hurricanes Gustav and Ike. During this same period, the Partnership has also been negatively impacted by the declines in natural gas and NGL prices coupled with the global economic decline and tightening of capital markets. The impact of these events was significant enough to make the achievement of target performance goals less than probable. Therefore, an expense of $0.7 million previously recorded for target performance-based restricted shares has been retroactively reversed and is shown as a reduction to stock-based compensation expense and a reduction in the number of estimated performance shares outstanding by 153,038 shares in the year ended December 31, 2008. All performance-based awards greater than the minimum performance grant levels will be subject to reevaluation and adjustment until the restricted shares vest. The performance-based restricted shares are included in the current share-based compensation calculations as required by SFAS No. 123(R) when it is deemed probable of achieving the performance criteria.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the years ended December 31, 2008 and 2007 are provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Restricted Shares:	2008	2007

Aggregate intrinsic value of shares vested	$13,493	$3,067
Fair value of shares vested	$7,382	$1,275

Restricted shares in CEI totaling 244,578 and 186,840 were issued to officers and employees of the Partnership with a weighted-average grant-date fair value of $29.58 and $25.05 per share in 2007 and 2006, respectively. As of December 31, 2008 and 2007, there was $7.2 million and $7.0 million, respectively, of unrecognized compensation costs related to CEI restricted shares for officers and employees. The cost is expected to be recognized over a weighted average period of 2.4 years.

CEI Stock Options

No CEI stock options were granted to any officers or employees of the Partnership during 2008, 2007 and 2006.

A summary of the stock option activity includes officers and employees of the Partnership and directors of CEI for the years ended December 31, 2008, 2007 and 2006 is provided below:

	Years Ended December 31,
	2008		2007		2006
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares(a)	Exercise Price(a)

Outstanding, beginning of period	105,000	$8.45	120,000	$8.21	159,933	$9.53
Granted	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Exercised	(37,500)	6.50	(15,000)	6.50	(9,933)	12.58
Forfeited	—	—	—	—	(30,000)	13.83

Outstanding, end of period	67,500	$9.54	105,000	$8.45	120,000	$8.21

Options exercisable at end of period	22,500	$11.05	37,500	$7.87	—	—

(a)	Adjusted to reflect three-for-one stock split.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the CEI stock options outstanding attributable to officers and employees of the Partnership as of December 31, 2008:

Outstanding stock options (15,000 exercisable) (post stock split)	30,000
Weighted average exercise price (post stock split)	$13.33
Aggregate intrinsic value	$—
Weighted average remaining contractual term	5.9 years

A summary of the share options intrinsic value (market value in excess of exercise price at date of exercise) exercised and fair value of units vested (value per Black-Scholes option pricing model at date of grant) during the years ended December 31, 2008 and 2007 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Stock Options:	2008	2007

Intrinsic value of units options exercised	$1,089	$366
Fair value of units vested	$38	$66

No stock options were granted, cancelled, exercised or forfeited by officers and employees of the Partnership during the years ended December 31, 2008, 2007 and 2006.

As of December 31, 2008, there was $15,449 of unrecognized compensation costs related to non-vested CEI stock options. The cost is expected to be recognized over a weighted average period of 0.8 years.

(12)	Fair Value of Financial Instruments

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

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$1,636	$1,636	$142	$142
Trade accounts receivable and accrued revenues	341,853	341,853	489,889	489,889
Fair value of derivative assets	31,794	31,794	9,926	9,926
Note receivable	375	375	1,026	1,026
Accounts payable, drafts payable and accrued gas purchases	315,622	315,622	469,951	469,951
Current portion of long-term debt	9,412	9,412	9,412	9,412
Long-term debt	1,254,294	1,148,939	1,213,706	1,225,087
Fair value of derivative liabilities	51,281	51,281	30,492	30,492

The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value for the note receivable approximates the fair value because this note earns interest based on the current prime rate.

The Partnership’s long-term debt was comprised of borrowings under a revolving credit facility totaling $784.0 million and $734.0 million as of December 31, 2008 and 2007, respectively, which accrues interest under a floating interest rate structure. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of December 31, 2008, the Partnership also had borrowings totaling $479.7 million under senior secured notes with a weighted average interest rate of 8.0%. The fair value of

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

these borrowings as of December 31, 2008 and 2007 were adjusted to reflect current market interest rate for such borrowings as of December 31, 2008 and 2007, respectively.

The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction.

(13)	Derivatives

Interest Rate Swaps

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk.

The Partnership entered into eight interest rate swaps prior to September 2008 as shown below:

Trade Date	Term	From	To	Rate	Notional Amounts
					(In thousands)

November 14, 2006	4 years	November 28, 2006	November 30, 2010	4.3800%	$50,000
March 13, 2007	4 years	March 30, 2007	March 31, 2011	4.3950%	50,000
July 30, 2007	4 years	August 30, 2007	August 30, 2011	4.6850%	100,000
August 6, 2007	4 years	August 30, 2007	August 31, 2011	4.6150%	50,000
August 9, 2007	3 years	November 30, 2007	November 30, 2010	4.4350%	50,000
August 16, 2007*	4 years	October 31, 2007	October 31, 2011	4.4875%	100,000
September 5, 2007	4 years	September 28, 2007	September 28, 2011	4.4900%	50,000
January 22, 2008	1 year	January 31, 2008	January 31, 2009	2.8300%	100,000

					$550,000

*	Amended swap is a combination of two swaps that each had a notional amount of $50.0 million with the same original term.

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

The Partnership had previously elected to designate all interest rate swaps (except the November 2006 swap) as cash flow hedges for FAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the designated interest rate swaps were recorded in accumulated other comprehensive income. Immediately prior to the January 2008 amendments, these swaps were de-designated as cash flow hedges. The unrealized loss in accumulated other comprehensive income of $17.0 million at the de-designation dates is being reclassified to earnings over the remaining original terms of the swaps using the effective interest method. The related loss reclassified to earnings and included in (gain) loss on derivatives during the year ended December 31, 2008 is $6.4 million.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

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

				$450,000

The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as a part of interest expense, net, as follows (in thousands):

	Years Ended December 31,
	2008	2007

Change in fair value of derivatives that do not qualify for hedge accounting	$(22,105)	$(1,185)
Realized gains on derivatives	(4,608)	707
Ineffective portion of derivatives qualifying for hedge accounting	—	—

	$(26,713)	$(478)

No comparison is listed for 2006 because the first interest rate swaps were entered into in November 2006 and therefore had no material operational impact prior to 2007.

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	Years Ended December 31,
	2008	2007

Fair value of derivative assets — current	$149	$68
Fair value of derivative assets — long-term	—	—
Fair value of derivative liabilities — current	(17,217)	(3,266)
Fair value of derivative liabilities — long-term	(18,391)	(8,057)

Net fair value of interest rate swaps	$(35,459)	$(11,255)

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “marketing financial swaps,” “storage swaps,” “basis swaps” and “processing margin swaps”. Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership’s systems. Storage swaps transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at our processing plants relating to the option to process versus bypassing our equity gas.

The components of (gain) loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Years Ended December 31,
	2008	2007	2006

Change in fair value of derivatives that do not qualify for hedge accounting	$(246)	$1,197	$713
Realized (gains) losses on derivatives	(11,889)	(7,918)	(2,238)
Ineffective portion of derivatives qualifying for hedge accounting	(68)	93	(66)

	$(12,203)	$(6,628)	$(1,591)

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	Years Ended December 31,
	2008	2007

Fair value of derivative assets — current	$27,017	$8,521
Fair value of derivative assets — long term	4,628	1,337
Fair value of derivative liabilities — current	(11,289)	(17,800)
Fair value of derivative liabilities — long term	(4,384)	(1,369)

Net fair value of commodity swaps	$15,972	$(9,311)

Set forth below is the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at December 31, 2008 (all gas volumes are expressed in MMBtu’s and liquids are expressed in gallons). The remaining terms of the contracts extend no later than June 2010 for derivatives, except for certain basis swaps that extend to March 2012. The Partnership’s counterparties to derivative contracts include BP Corporation, Total Gas & Power, Fortis, Morgan Stanley, J. Aron & Co., a subsidiary of Goldman Sachs and Sempra Energy. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2008
Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:
Natural gas swaps (short contracts) (MMBtu’s)	(600)	$1,136
Liquids swaps (short contracts) (gallons)	(16,026)	12,578

Total swaps designated as cash flow hedges		$13,714

Mark to Market Derivatives:*
Swing swaps (long contracts)	2,155	$10
Physical offsets to swing swap transactions (short contracts)	(2,155)	—
Swing swaps (short contracts)	(397)	(3)
Physical offsets to swing swap transactions (long contracts)	397	—
Basis swaps (long contracts)	82,681	7,464
Physical offsets to basis swap transactions (short contracts)	(1,550)	9,072
Basis swaps (short contracts)	(78,025)	(6,175)
Physical offsets to basis swap transactions (long contracts)	1,771	(9,067)
Third-party on-system financial swaps (long contracts)	2,300	(8,065)
Physical offsets to third-party on-system transactions (short contracts)	(2,283)	8,157
Third-party on-system financial swaps (short contracts)	(172)	2
Physical offsets to third-party on-system transactions (long contracts)	155	89
Storage swap transactions (long contracts)	158	(23)
Storage swap transactions (short contracts)	(353)	797

Total mark to market derivatives		$2,258

*	All are gas contracts, volume in MMBtu’s

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

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Years Ended December 31,
Increase (Decrease) in Midstream Revenue	2008	2007	2006

Natural gas	$63	$5,533	$5,886
Liquids	(10,402)	(4,066)	1,504

	$(10,339)	$1,467	$7,390

Natural Gas

As of December 31, 2008 an unrealized derivative fair value net gain of $1.1 million related to cash flow hedges of gas price risk was recorded in accumulated other comprehensive income (loss). Of this net amount, a

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

$1.1 million gain is expected to be reclassified into earnings through December 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of cash flow hedge contracts related to January 2009 gas production increased gas revenue by approximately $0.1 million.

Liquids

As of December 31, 2008, an unrealized derivative fair value net gain of $12.6 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). Of this amount, a $12.6 million gain is expected to be reclassified into earnings through December 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less Than One Year	One to Two Years	More Than Two Years	Total Fair Value

December 31, 2008	$2,014	$181	$63	$2,258

(14)	Fair Value Measurements

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

counterparties to these contracts. The reasonableness of these inputs and quotes is verified by comparing similar inputs and quotes from other counterparties as of each date for which financial statements are prepared.

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	Total	Level 1	Level 2	Level 3

Interest rate swaps*	$(35,459)	—	$(35,459)	—
Commodity swaps*	15,972	—	15,972	—

Total	$(19,487)	—	$(19,487)	—

*	Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income (loss) at each measurement date. Accumulated other comprehensive income also includes the unrealized losses on interest rate swaps of $17.0 million recorded prior to de-designation in January 2008, of which $6.4 million has been amortized to earnings through December 2008.

(15)	Transactions with Related Parties

(a)  Plants Transferred from Crosstex Energy Inc.

During 2008 CEI transferred two inactive processing plants to the Partnership at net book value for a cash price of $0.4 million which represented the fair value of the plants.

(b)	General and Administrative Expenses

CEI paid the Partnership $0.7 million, $0.6 million and $0.5 million during the years ended December 31, 2008, 2007 and 2006, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI.

(16)	Commitments and Contingencies

(a)	Leases — Lessee

The Partnership has operating leases for office space, office and field equipment and the Eunice plant. The Eunice plant operating lease acquired with the south Louisiana processing assets provides for annual lease payments of $12.2 million with a lease term extending to November 2012. At the end of the lease term the Partnership has the option to purchase the plant for $66.3 million or to renew the lease for up to an additional 9.5 years at 50% of the lease payments under the current lease.

The following table summarizes the Partnership’s remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in millions):

2009	$28.4
2010	19.0
2011	17.9
2012	16.4
2013	3.1
Thereafter	3.7

$88.5

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

Operating lease rental expense in the years ended December 31, 2008, 2007 and 2006, was approximately $43.8 million, $31.7 million, and $23.8 million, respectively.

(b)	Leases — Lessor

During 2008, the Partnership leased approximately 162 of its treating plants, most of which the Partnership operates, and 33 of its dew point control plants to customers under operating leases. The initial terms on these leases are generally 12 months, at which time the leases revert to 30-day cancelable leases. As of December 31, 2008, the Partnership only had 31 treating plants under 36 operating leases with remaining non-cancelable lease terms in excess of one year. The future minimum lease rentals are $16.3 million and $5.4 million for the years ended December 31, 2009 and 2010, respectively. These leased treating plants have a cost of $25.4 million and accumulated depreciation of $4.9 million as of December 31, 2008.

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

The Partnership acquired the south Louisiana processing assets from the El Paso Corporation in November 2005. One of the acquired locations, the Cow Island Gas Processing Facility, has an active remediation project for benzene contaminated groundwater. The cause of contamination was attributed to a leaking natural gas condensate storage tank. The site investigation and active remediation being conducted at this location is under the oversight of the Louisiana Department of Environmental Quality (LDEQ) and is being conducted under the Risk-Evaluation and Corrective Action Plan Program (RECAP) rules. In addition, the Partnership is working with both the LDEQ and the Louisiana State University, Louisiana Water Resources Research Institute, on the development and implementation of a new remediation technology that is expected to significantly reduce the cost of and timing for remediation projects. As of December 31, 2008, we had incurred approximately $0.5 million in remediation costs. Since this remediation project is a result of previous owners’ operation and the actual contamination occurred prior to our ownership, these costs were accrued as part of the purchase price.

The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third-party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. The Partnership does not expect to incur any material liability with these sites; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations. In addition, the Partnership has disclosed possible Clean Air Act monitoring deficiencies it has discovered to the LDEQ and is working with the department to correct these deficiencies and to address modifications to facilities to bring them into compliance. The Partnership does not expect to incur any material environmental liability associated with these issues.

The Partnership acquired assets from Duke Energy Field Services, or DEFS, in June 2003 that have environmental contamination, including a gas plant in Montgomery County near Conroe, Texas. At Conroe, contamination from historical operations has been identified at levels that exceed the applicable state action levels. Consequently, site investigation and/or remediation are underway to address those impacts. The remediation cost for the Conroe plant site is currently estimated to be approximately $3.2 million. Under the purchase agreement, DEFS has retained liability for cleanup of the Conroe site. Moreover, DEFS has entered into an agreement with a third party company pursuant to which the remediation costs associated with the Conroe site have been assumed by

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

this third party company that specializes in remediation work. The Partnership does not expect to incur any material environmental liability associated with the Conroe site; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations.

(e)	Other

The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

On November 15, 2007, Crosstex CCNG Processing Ltd. (“Crosstex Processing”), the Partnership’s wholly-owned subsidiary, received a demand letter from Denbury Onshore, LLC (“Denbury”), asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. On April 15, 2008, the parties mediated the matter unsuccessfully. On December 4, 2008, Denbury initiated formal arbitration proceedings against Crosstex Processing, Crosstex Energy Services, L.P., Crosstex North Texas Gathering, L.P., and Crosstex Gulf Coast Marketing, Ltd., seeking $11.4 million and additional unspecified damages. On December 23, 2008, Crosstex Processing filed an answer denying Denbury’s allegations and a counterclaim seeking a declaratory judgment that its processing plant is uneconomic under the Processing Contract. Crosstex Energy, Crosstex Marketing, and Crosstex Gathering also filed an answer denying Denbury’s allegations and asserting that they are improper parties as Denbury’s claim is for breach of the Processing Contract and none of these entities is a party to that agreement. Crosstex Gathering also filed a counterclaim seeking approximately $40.0 million in damages for the value of the NGLs it is entitled to under its Gas Gathering Agreement with Denbury. Once the three-person arbitration panel has been named and cleared conflicts, the arbitration panel will hold a preliminary conference with the parties to set a date for the final hearing and other case deadlines and to establish discovery limits. Although it is not possible to predict with certainty the ultimate outcome of this matter, the Partnership does not believe this will have a material adverse effect on its consolidated results of operations or financial position.

The Partnership (or its subsidiaries) is defending eleven lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems in north Texas. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. At this time, five cases are set for trial in 2009. The remaining cases have not yet been set for trial. Discovery is underway. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not believe that these claims will have a material adverse impact on its consolidated results of operations or financial condition.

On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed the Partnership approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.2 million for July 2008 sales. The Partnership believes the July sales of $2.2 million will receive “administrative claim” status in the bankruptcy proceeding. The debtor’s schedules acknowledge its obligation to Crosstex for an administrative claim in the amount of $2.2 but the allowance of the administrative claim status is still subject to approval of the bankruptcy court in accordance with the administrative claim allowance procedures order in the case. The Partnership evaluated these receivables for collectibility and provided a valuation allowance of $3.1 million during the year ended December 31, 2008.

(17)	Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Partnership’s reportable segments consist of Midstream and Treating. The Midstream division consists of the Partnership’s natural gas gathering and transmission operations and includes the south Louisiana processing and liquids assets, the processing and transmission assets located in north and south Texas, the LIG

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

pipelines and processing plants located in Louisiana, the Mississippi System, and various other small systems. Also included in the Midstream division are the Partnership’s energy trading operations. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating division generates fees from its plants either through volume-based treating contracts or through fixed monthly payments.

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

	Midstream	Treating	Corporate	Totals
	(In thousands)

Year ended December 31, 2008:
Sales to external customers	$4,838,747	$64,953	$—	$4,903,700
Sales to affiliates	16,155	7,367	(23,522)	—
Profit on energy trading activities	3,349	—	—	3,349
Purchased gas	(4,487,463)	(14,579)	16,155	(4,485,887)
Operating expenses	(148,898)	(27,517)	7,367	(169,048)

Segment profit	$221,890	$30,224	$—	$252,114

Gain (loss) on derivatives	$12,203	$—	$—	$12,203
Impairments	$20,365	$1,063	$9,008	$30,436
Depreciation and amortization	$(112,767)	$(12,484)	$(5,936)	$(131,187)
Capital expenditures (excluding acquisitions)	$224,032	$32,299	$11,431	$267,762
Identifiable assets	$2,303,679	$200,114	$29,473	$2,533,266
Year ended December 31, 2007:
Sales to external customers	$3,791,316	$53,682	$—	$3,844,998
Sales to affiliates	9,441	4,944	(14,385)	—
Profit on energy trading activities	4,090	—	—	4,090
Purchased gas	(3,478,365)	(7,892)	9,441	(3,476,816)
Operating expenses	(109,875)	(20,218)	4,944	(125,149)

Segment profit	$216,607	$30,516	$—	$247,123

Gain (loss) on derivatives	$6,628	$—	$—	$6,628
Impairments	$—	$—	$—	$—
Depreciation and amortization	$(89,575)	$(12,327)	$(4,737)	$(106,639)
Capital expenditures (excluding acquisitions)	$371,120	$25,085	$5,192	$401,397
Identifiable assets	$2,337,081	$214,481	$41,312	$2,592,874

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

	Midstream	Treating	Corporate	Totals
	(In thousands)

Year ended December 31, 2006:
Sales to external customers	$3,075,481	$52,095	$—	$3,127,576
Sales to affiliates	10,520	2,412	(12,932)	—
Profit on energy trading activities	2,510	—	—	2,510
Purchased gas	(2,870,335)	(9,463)	10,520	(2,869,278)
Operating expenses	(83,355)	(17,851)	2,412	(98,794)

Segment profit	$134,821	$27,193	$—	$162,014

Gain (loss) on derivatives	$1,591	$—	$—	$1,591
Impairments	$—	$—	$—	$—
Depreciation and amortization	$(63,348)	$(13,587)	$(3,583)	$(80,518)
Capital expenditures (excluding acquisitions)	$294,597	$31,463	$8,184	$334,244
Identifiable assets	$1,960,213	$203,528	$30,733	$2,194,474

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2008	2007	2006

Segment profits	$252,114	$247,123	$162,014
General and administrative expenses	(71,005)	(61,528)	(45,694)
Gain on derivatives	12,203	6,628	1,591
Gain on sale of property	1,519	1,667	2,108
Depreciation and amortization	(131,187)	(106,639)	(80,518)
Impairments	(30,436)	—	—

Operating income	$33,208	$87,251	$39,501

(18)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below.

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)

2008
Revenues	$1,266,720	$1,540,608	$1,330,610	$769,111	$4,907,049
Operating income (loss)	23,791	25,184	16,546	(32,313)	33,208
Income from discontinued operations	1,511	1,472	1,338	51,236	55,557
Net income (loss)	3,711	21,742	(5,243)	(9,439)	10,771
Earnings (loss) per limited partner unit-basic	$(3.66)	$0.23	$(0.25)	$(0.19)	$(3.23)
Earnings (loss) per limited partner unit-diluted	$(3.66)	$0.21	$(0.25)	$(0.19)	$(3.23)
Basic and diluted senior subordinated A unit	$—	$—	$—	$—	$—
Basic and diluted senior subordinated C unit	$9.44	$—	$—	$—	$9.44

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)

2007
Revenues	$824,028	$999,113	$940,392	$1,085,555	$3,849,088
Operating income	10,907	19,344	21,951	35,049	87,251
Income from discontinued operations	1,442	1,601	1,597	1,842	6,482
Net income (loss)	(5,277)	2,888	2,130	14,148	13,889
Earnings (loss) per limited partner unit — basic	$(0.36)	$(0.06)	$(0.10)	$0.31	$(0.20)
Earnings (loss) per limited partner unit — diluted	$(0.36)	$(0.06)	$(0.10)	$0.19	$(0.20)
Basic and diluted senior subordinated A unit	$—	$—	$—	$—	$—

(19)	Condensed Consolidating Financial Statements

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

Schedule II

CROSSTEX ENERGY, L.P.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
	{(In thousands)

Year ended December 31, 2008 Allowance for doubtful accounts	$985	$2,670	—	$3,655
Year ended December 31, 2007 Allowance for doubtful accounts	$618	$367	—	$985
Year ended December 31, 2006 Allowance for doubtful accounts	$259	$359	—	$618

EXHIBIT INDEX

Number		Description

3.1	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, file No. 333-97779).
3.2	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.3	—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).
3.4	—	Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, file No. 333-97779).
4.1	—	Specimen Unit Certificate for Common Units (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to our Registration Statement on Form S-3, file No. 333-128282).
4.2	—	Registration Rights Agreement, dated as of June 29, 2006, by and among Crosstex Energy L.P., Chieftain Capital Management, Inc., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., LBI Group Inc., Tortoise Energy Infrastructure Corporation, Lubar Equity Fund, LLC and Crosstex Energy, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
4.3	—	Registration Rights Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10.1	—	Fourth Amended and Restated Credit Agreement, dated November 1, 2005, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 1, 2005, filed with the Commission on November 3, 2005).
10.2	—	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 24, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 13, 2006, filed with the Commission on March 16, 2006).
10.3	—	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2006, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 29, 2006, filed with the Commission on July 6, 2006).
10.4	—	Third Amendment to Fourth Amended and Restated Credit Agreement, effective as of March 28, 2007, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).

Number			Description

10.5		—	Fifth Amendment and Consent to Fourth Amended and Restated Credit Agreement, effective as of November 7, 2008, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10	.6*	—	Sixth Amendment to Fourth Amended and Restated Credit Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties.
10.7		—	Commitment Increase Agreement, dated as of September 19, 2007, among Crosstex Energy, L.P., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 19, 2007, filed with the Commission on September 24, 2007).
10.8		—	Amended and Restated Note Purchase Agreement, dated as of July 25, 2006, among Crosstex Energy, L.P. and the Purchasers listed on the Purchaser Schedule attached thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 25, 2006, filed with the Commission on July 28, 2006).
10.9		—	Letter Amendment No. 1 to Amended and Restated Note Purchase Agreement, effective as of March 30, 2007, among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated April 3, 2007, filed with the Commission on April 5, 2007).
10.10		—	Waiver and Letter Amendment No. 3 to Amended and Restated Note Purchase Agreement, effective as of November 7, 2008 , among Crosstex Energy, L.P., Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10	.11*	—	Letter Amendment No. 4 to Amended and Restated Note Purchase Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P. Prudential Investment Management, Inc. and certain other parties.
10.12		—	Purchase and Sale Agreement, dated as of May 1, 2006, by and between Crosstex Energy Services, L.P., Chief Holdings LLC and the other parties named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 1, 2006, filed with the Commission on May 4, 2006).
10	.13†	—	Crosstex Energy GP, LLC Long-Term Incentive Plan, dated July 12, 2002 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10	.14†	—	Amendment to Crosstex Energy GP, LLC Long-Term Incentive Plan, dated May 2, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2005, filed with the Commission on May 6, 2005).
10.15		—	Omnibus Agreement, dated December 17, 2002, among Crosstex Energy, L.P. and certain other parties (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10	.16†	—	Form of Employment Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10.17		—	Senior Subordinated Series D Unit Purchase Agreement, dated as of March 23, 2007, by and among Crosstex Energy, L.P. and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
10	.18†	—	Form of Performance Unit Agreement (incorporated by reference to our Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007).
10.19		—	Common Unit Purchase Agreement, dated as of April 8, 2008, by and among Crosstex Energy, L.P. and each of the Purchasers set forth Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 9, 2008).
21	.1*	—	List of Subsidiaries.
23	.1*	—	Consent of KPMG LLP.
23	.2*	—	Consent of KPMG LLP.
31	.1*	—	Certification of the Principal Executive Officer.

Number			Description

31	.2*	—	Certification of the Principal Financial Officer.
32	.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.
99	.1*	—	Consolidated Balance Sheet of Crosstex Energy GP, L.P. (Delaware limited partnership) and subsidiaries as of December 31, 2008.

*	Filed herewith.

†	As required by Item 14(a)(3), this exhibit is identified as a compensatory benefit plan or arrangement