Form 10-Q
period 2009-03-31
CROSSTEX ENERGY LP
filed 2009-05-08
CIK 1179060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 30, 2009, the Registrant had 48,013,307 common units.

Item	Description	Page

PART I — FINANCIAL INFORMATION
1.	Financial Statements	3
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
3.	Quantitative and Qualitative Disclosures About Market Risk	40
4.	Controls and Procedures	42

PART II — OTHER INFORMATION
1A.	Risk Factors	42
5.	Other Information	42
6.	Exhibits	43
EX-10.3
EX-31.1
EX-31.2
EX-32.1

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,383	$1,636
Accounts and notes receivable, net:
Trade, accrued revenue and other	204,769	353,364
Related party	95	110
Fair value of derivative assets	10,821	27,166
Natural gas and natural gas liquids, prepaid expenses and other	6,193	9,645
Assets held for sale	170,890	—

Total current assets	395,151	391,921

Property and equipment, net of accumulated depreciation of $233,408 and $296,393, respectively	1,415,190	1,527,280
Fair value of derivative assets	4,346	4,628
Intangible assets, net of accumulated amortization of $98,446 and $89,231, respectively	568,881	578,096
Goodwill	19,673	19,673
Other assets, net	18,924	11,668

Total assets	$2,422,165	$2,533,266

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$145,270	$322,722
Fair value of derivative liabilities	19,686	28,506
Current portion of long-term debt	9,412	9,412
Other current liabilities	47,461	64,191
Liabilities of assets held for sale	53,132	—

Total current liabilities	274,961	424,831

Long-term debt	1,324,941	1,254,294
Obligations under capital lease	25,382	24,708
Deferred tax liability	8,435	8,727
Fair value of derivative liabilities	20,608	22,775
Commitments and contingencies	—	—
Partners’ equity including non-controlling interest	767,838	797,931

Total liabilities and equity	$2,422,165	$2,533,266

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per unit amounts)

Revenues:
Midstream	$352,437	$798,902
Treating	14,312	11,080
Profit on energy trading activities	714	856

Total revenues	367,463	810,838

Operating costs and expenses:
Midstream purchased gas	284,506	717,584
Operating expenses	31,928	36,342
General and administrative	14,213	15,455
Gain on sale of property	(878)	(260)
Gain on derivatives	(4,336)	(986)
Depreciation and amortization	31,565	28,882

Total operating costs and expenses	356,998	797,017

Operating income	10,465	13,821
Other income (expense):
Interest expense, net	(22,289)	(24,562)
Loss on extinguishment of debt	(4,669)	—
Other income (expense)	(50)	7,104

Total other income (expense)	(27,008)	(17,458)

Loss from continuing operations before non-controlling interest and income taxes	(16,543)	(3,637)
Income tax provision	(558)	(343)

Loss from continuing operations, net of tax	(17,101)	(3,980)
Income from discontinued operations	1,795	7,835

Net income (loss)	(15,306)	3,855

Less: Net income (loss) from continuing operations attributable to the non-controlling interest	32	144

Net income (loss) attributable to Crosstex Energy, L.P.	$(15,338)	$3,711

General partner interest in net income (loss) including incentive distribution rights	$(940)	$10,650

Limited partners’ interest in net income (loss) attributable to Crosstex Energy, L.P.	$(14,398)	$(6,939)

Net income (loss) attributable to Crosstex Energy, L.P. per limited partners’ unit:
Basic and diluted common unit	$(1.06)	$(3.61)

Basic and diluted senior subordinated series C unit (see Note 5(c))	$—	$9.44

Basic and diluted senior subordinated series D unit (see Note 5(c))	$8.85	$—

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners’ Equity
Three Months Ended March 31, 2009

							Accumulated
							Other	Non-
	Common Units		Sr. Subordinated D Units		General Partner Interest		Comprehensive	Controlling
	$	Units	$	Units	$	Units	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)

Balance, December 31, 2008	$674,564	44,909	$99,942	3,875	$16,805	996	$3,110	$3,510	$797,931
Conversion of subordinated units(1)	99,942	4,069	(99,942)	(3,875)	—	—	—	—	—
Conversion of restricted units for common units, net of units withheld for taxes	(64)	51	—	—	—	—	—	—	(64)
Capital contributions	—	—	—	—	7	1	—	—	7
Stock-based compensation	940	—	—	—	666	—	—	—	1,606
Distributions	(11,368)	—	—	—	(229)	—	—	—	(11,597)
Net income (loss)	(14,398)	—	—	—	(940)	—	—	32	(15,306)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	(4,200)	—	(4,200)
Adjustment in fair value of derivatives	—	—	—	—	—	—	(311)	—	(311)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(228)	(228)

Balance, March 31, 2009	$749,616	49,029	$—	—	$16,309	997	$(1,401)	$3,314	$767,838

(1)	converted at 1.05 common units for 1.00 senior subordinated Series D unit.

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Net income (loss)	$(15,306)	$3,855
Hedging gains (losses) reclassified to earnings	(4,200)	5,548
Adjustment in fair value of derivatives	(311)	(11,054)

Comprehensive loss	$(19,817)	$(1,651)
Comprehensive loss attributable to non-controlling interest	(32)	(144)

Comprehensive loss attributable to Crosstex Energy L.P.	$(19,849)	$(1,795)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(15,306)	$3,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,716	32,502
Gain on sale of property	(879)	(278)
Deferred tax benefit (expense)	(293)	(2)
Non-cash stock-based compensation	1,606	2,630
Non-cash derivatives loss	202	9,341
Non-cash loss on debt extinguishment	4,669	—
Amortization of debt issue costs	1,439	685
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	95,927	(80,702)
Natural gas and natural gas liquids, prepaid expenses and other	2,972	2,644
Accounts payable, accrued gas purchases and other accrued liabilities	(114,484)	91,452

Net cash provided by operating activities	10,569	62,127

Cash flows from investing activities:
Additions to property and equipment	(48,708)	(73,506)
Insurance recoveries on property and equipment	3,115	—
Proceeds from sale of property	11,019	282

Net cash used in investing activities	(34,574)	(73,224)

Cash flows from financing activities:
Proceeds from borrowings	189,550	253,000
Payments on borrowings	(118,903)	(199,353)
Proceeds from capital lease obligations	1,489	4,596
Payments on capital lease obligations	(624)	(98)
Decrease in drafts payable	(21,514)	(16,004)
Debt refinancing costs	(13,364)	(150)
Conversion of restricted units, net of units withheld for taxes	(64)	(987)
Distributions to non-controlling interest	(228)	—
Distribution to partners	(11,597)	(25,480)
Proceeds from exercise of unit options	—	260
Common unit offering costs	—	(72)
Contributions from partners	7	88
Contributions from non-controlling interest	—	109

Net cash provided by financing activities	24,752	15,909

Net increase (decrease) in cash and cash equivalents	747	4,812
Cash and cash equivalents, beginning of period	1,636	142

Cash and cash equivalents, end of period	$2,383	$4,954

Cash paid for interest	$17,333	$21,302

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(1)	General

Unless the context requires otherwise, references to “we”,“us”,“our” or the “Partnership” mean Crosstex Energy, L.P. and its consolidated subsidiaries.

Crosstex Energy, L.P., a Delaware limited partnership formed on July 12, 2002, is engaged, in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids (NGLs). The Partnership connects the wells of natural gas producers in the geographic areas of its gathering systems in order to gather for a fee or purchase the gas production, treats natural gas to remove impurities to ensure that it meets pipeline quality specifications, processes natural gas for the removal of NGLs, and transports natural gas and NGLs and ultimately provides natural gas and NGLs to a variety of markets. In addition, the Partnership purchases natural gas and NGLs from producers not connected to its gathering systems for resale and markets natural gas and NGLs on behalf of producers for a fee.

Crosstex Energy GP, L.P. is the general partner of the Partnership. Crosstex Energy GP, L.P. is an indirect, wholly-owned subsidiary of Crosstex Energy, Inc. (CEI).

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior years to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.

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

(b)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 was adopted January 1, 2009 and comparative period information has been recast to classify noncontrolling interests in equity, and attribute net income and other comprehensive income to noncontrolling interests.

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted effective January 1, 2009. Required disclosures were added to Note 7.

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FSP EITF 03-6-1 (the FSP) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Partnership adopted the FSP effective January 1, 2009 and adjusted all prior reporting periods to conform to the requirements.

In addition, the FASB issued EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships’ which addresses the consensus reached by the Task Force that incentive distribution rights (IDRs) in a typical master limited partnership are participating securities under FASB Statement No. 128, Earnings per Share, but earnings in excess of the partnership’s “available cash” should not be allocated to the IDR holders for purposes of calculating earnings-per-share using the two-class method when “available cash” represents a specified threshold that limits participation. The consensus only applies when payments to IDR holders are accounted for as equity distributions. The consensus is effective for fiscal years beginning after December 15, 2008 and applied retrospectively to all periods presented. Currently this EITF has no impact on the Partnership.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. The Partnership adopted SFAS No. 162 effective January 1, 2009 and there was no material impact on our consolidated financial statements.

(2)	Assets Held for Sale and Asset Disposition

As part of the Partnership’s strategy to increase liquidity in response to the tightening financial markets, the Partnership has sold and is also marketing for sale certain non-strategic assets.

During the quarter ended March 31, 2009 the Partnership sold the Arkoma system to an unrelated third party for approximately $11.0 million. The asset had been impaired by $2.6 million in December 2008 to its approximated fair value in anticipation of a first quarter disposition. The related loss on the sale recorded during the three months ended March 31, 2009 was less than $0.1 million.

In addition to the sale of the Arkoma system, the Partnership marketed for sale certain other Midstream and related Treating assets as of March 31, 2009. In accordance with SFAS No. 144, “Accounting for the Impairment or

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Disposal of Long-Lived Assets,” the consolidated balance sheet at March 31, 2009 reflects these assets as held for sale. The assets and liabilities consisted of the following (in thousands):

Midstream
Current assets	$55,556
Property and Equipment	109,589
Current liabilities	(52,654)

Net book value	$112,491

Treating
Current assets	$175
Property and Equipment	5,570
Current liabilities	(478)

Net book value	$5,267

Total assets held for sale	$117,758

The revenues, operating expenses, depreciation and amortization expense and an allocated interest expense related to the operations of the assets held for sale have been segregated from continuing operations and reported as discontinued operations for all periods. No income taxes are attributed to income from discontinued operations and no general and administrative expenses have been allocated to income from discontinued operations. Following are revenues and income from discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Midstream revenues	$179,200	$453,279
Treating revenues	1,964	5,262
Net income from discontinued operations	1,795	7,835

(3)	Long-Term Debt

As of March 31, 2009 and December 31, 2008, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at March 31, 2009 and December 31, 2008 were 7.68% and 6.33%, respectively	$857,000	$784,000
Senior secured notes, weighted average interest rate at March 31, 2009 and December 31, 2008 were 10.5% and 8.0%, respectively	477,353	479,706

	1,334,353	1,263,706
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,324,941	$1,254,294

Credit Facility.  As of March 31, 2009, the Partnership had a bank credit facility with a borrowing capacity of $1.183 billion that matures in June 2011. As of March 31, 2009, $946.3 million was outstanding under the bank credit facility, including $89.3 million of letters of credit, leaving approximately $237.0 million available for future borrowing. The bank credit facility is guaranteed by certain of our subsidiaries.

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

On February 27, 2009, the Partnership entered into the Sixth Amendment to the Fourth Amended and Restated Credit Agreement and Consent (the “Sixth Amendment”) to its credit facility with its bank lending group. Under the Sixth Amendment, borrowings bear interest at the Partnership’s option at the administrative agent’s reference rate plus an applicable margin or London Interbank Offering Rate (LIBOR) plus an applicable margin. The applicable margins for the Partnership’s interest rate and letter of credit fees vary quarterly based on the Partnership’s leverage ratio as defined by the credit facility (the “Leverage Ratio” being generally computed as total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

	Bank
	Reference
	Rate	LIBOR Rate	Letter of	Commitment
Leverage Ratio	Advances(a)	Advances(b)	Credit Fees(c)	Fees(d)

Greater than or equal to 5.00 to 1.00	3.00%	4.00%	4.00%	0.50%
Greater than or equal to 4.25 to 1.00 and less than 5.00 to 1.00	2.50%	3.50%	3.50%	0.50%
Greater than or equal to 3.75 to 1.00 and less than 4.25 to 1.00	2.25%	3.25%	3.25%	0.50%
Less than 3.75 to 1.00	1.75%	2.75%	2.75%	0.50%

(a)	The applicable margins for the bank reference rate advances ranged from 0% to 0.25% under the bank credit facility prior to the Fifth and Sixth Amendments. The applicable margin for the bank reference rate advances was paid at the maximum rate of 2.00% under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(b)	The applicable margins for the LIBOR rate advances ranged from 1.00% to 1.75% under the bank credit facility prior to the Fifth and Sixth Amendments. The applicable margin for the bank reference rate advances was paid at the maximum rate of 3.00% under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(c)	The letter of credit fees ranged from 1.00% to 1.75% per annum plus a fronting fee of 0.125% per annum under the bank credit facility prior to the Fifth and Sixth Amendments. The letter of credit fees were paid at the maximum rate of 3.00% per annum in addition to the fronting fee under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

(d)	The commitment fees ranged from 0.20% to 0.375% per annum on the unused amount of the credit facility under the bank credit facility prior to the Fifth and Sixth Amendments. The commitment fees were paid at the maximum rate of 0.50% per annum under the Fifth Amendment from the November 7, 2008 until February 27, 2009.

The Sixth Amendment sets a floor for the LIBOR interest rate of 2.75% per annum, which means, effective as of February 27, 2009, borrowings under the bank credit facility accrue interest at the rate of 6.75% based on the LIBOR rate in effect on such date and our current leverage ratio. Based on the Partnership’s forecasted leverage ratios for 2009, it expects the applicable margins to be at the high end of these ranges for its interest rate and letter of credit fees.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Pursuant to the Sixth Amendment, the Partnership must pay a leverage fee if it does not prepay debt and permanently reduce the banks’ commitments and senior secured note borrowings by the cumulative amounts of $100.0 million on September 30, 2009, $200.0 million on December 31, 2009 and $300.0 million on March 31, 2010. If it fails to meet any de-leveraging target, it must pay a leverage fee, equal to the product of the aggregate commitments outstanding under our bank credit facility and the outstanding amounts of the senior secured note agreement on such date, and 1.0% on September 30, 2009, 1.0% on December 31, 2009 and 2.0% on March 31, 2010. This leverage fee will accrue on the applicable date, but not be payable until the Partnership refinances its bank credit facility.

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

The minimum cash interest coverage ratio (as defined in the agreement, measured quarterly on a rolling four-quarter basis) is as follows under the Sixth Amendment:

•	1.75 to 1.00 for the fiscal quarter ending March 31, 2009;

•	1.50 to 1.00 for the fiscal quarter ending June 30, 2009;

•	1.30 to 1.00 for the fiscal quarter ending September 30, 2009;

•	1.15 to 1.00 for the fiscal quarter ending December 31, 2009;

•	1.25 to 1.00 for the fiscal quarter ending March 31, 2010;

•	1.50 to 1.00 for the fiscal quarter ending June 30, 2010;

•	1.75 to 1.00 for any fiscal quarter ending September 30, 2010 and December 31, 2010; and

•	2.50 to 1.00 for any fiscal quarter ending March 31, 2011 and thereafter.

Under the Sixth Amendment, no quarterly distributions may be paid to partners unless the PIK notes (as defined below) have been repaid and the Leverage Ratio is less than 4.25 to 1.00. If the Leverage Ratio is between 4.00 to 1.00 and 4.25 to 1.00, the Partnership may make quarterly distributions of up to $0.25 per unit if the PIK notes have been repaid. If the Leverage Ratio is less than 4.00 to 1.00, the Partnership may make quarterly distributions to partners from available cash as provided by its partnership agreement if the PIK notes have been repaid. The PIK notes are due six months after the earlier of the refinancing or maturity of its bank credit facility. Based on its forecasted leverage ratios for 2009 and its near term ability to refinance its bank credit facility, the Partnership does not anticipate making quarterly distributions during 2009 other than the distribution paid in February 2009 related to fourth quarter 2008 operating results. The Partnership will not be able to make distributions to its unitholders in future periods if its leverage ratio does not improve.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Sixth Amendment also limits the Partnership’s annual capital expenditures (excluding maintenance capital expenditures) to $120.0 million in 2009 and $75.0 million in 2010 and each year thereafter (with unused amounts in any year being carried forward to the next year). The Partnership does not intend to make any acquisitions during 2009.

The Sixth Amendment also revised the terms for mandatory repayment of outstanding indebtedness from asset sales and proceeds from incurrence of unsecured debt and equity issuances. Proceeds from debt issuances and from equity issuances not required to prepay indebtedness are considered to be “Excess Proceeds” under the amended bank credit agreement. The Partnership may retain all Excess Proceeds and the Partnership may only make acquisitions using Excess Proceeds. Net proceeds from asset dispositions are required for prepayment at 100% regardless of the leverage ratio. The following table sets forth the amended prepayment terms:

	% of Net Proceeds	% of Net Proceeds
	from Debt Issuances	from Equity
	Required for	Issuance Required
Leverage Ratio*	Prepayment	for Prepayment

Greater than or equal to 4.50	100%	50%
Greater or equal to 3.50 and Less than 4.50	50%	25%
Less than 3.50	0%	0%

*	The Leverage Ratio is to be adjusted to give effect to proceeds from debt or equity issuance and the use of such proceeds for each proportional level of Leverage Ratio.

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Partnership is subject to interest rate risk on our credit facility and has entered into interest rate swaps to reduce this risk. See Note 7 to the financial statements for a discussion of interest rate swaps.

Senior Secured Notes.  On February 27, 2009, the Partnership amended its senior note agreements to (i) increase the maximum permitted leverage ratio and to lower the minimum interest coverage ratio it must maintain consistent with the ratios under the Sixth Amendment to the bank credit facility, (ii) revise the mandatory prepayment terms consistent with the terms under the Sixth Amendment to the bank credit facility (iii) increase the interest rate the Partnership pays in cash on the senior secured notes and (iv) provide for the payment of a leverage fee consistent with the terms of bank credit facility. The weighted average interest rate on the outstanding balance on the senior secured notes is 10.5% at March 31, 2009.

Under the amended senior secured note agreement, the senior secured notes accrue additional interest of 1.25% per annum of the senior secured notes (the “PIK notes”) in the form of an increase in the principal amount unless our leverage ratio is less than 4.25 to 1.00 as of the end of any fiscal quarter. All PIK notes are payable six months after the maturity of our bank credit facility, which is currently scheduled to mature in June 2011, or six months after refinancing of such indebtedness if prior to the maturity date.

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

We recognized a $4.7 million loss on extinguishment of debt during the three months ended March 31, 2009 due to the February 2009 amendment to the senior secured note agreement. The modifications to this agreement pursuant to this amendment were substantive as defined in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and were accounted for as the extinguishment of the old debt and the creation of new debt. As a result, the unamortized costs associated with the senior secured notes prior to the amendment as well as the fees paid to the senior secured noteholders for the February 2009 amendment were expensed in the first quarter of 2009.

These notes represent the Partnership’s senior secured obligations and rank pari passu in right of payment with the bank credit facility. The notes are secured, on an equal and ratable basis with the Partnership’s obligations under the credit facility, by first priority liens on all of its material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all its equity interests in substantially all of its subsidiaries. The senior secured notes are guaranteed by the Partnership’s material subsidiaries.

The senior secured notes issued in 2003 are redeemable, at the Partnership’s option and subject to certain notice requirements, at a purchase price equal to 100.0% of the principal amount together with accrued interest, plus a make-whole amount determined in accordance with the senior secured note agreement. The senior secured notes

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Partnership was in compliance with all debt covenants as of March 31, 2009 and expects to be in compliance with debt covenants for the next twelve months.

Intercreditor and Collateral Agency Agreement.  In connection with the execution of the bank credit facility and the senior secured note agreement, the lenders under our bank credit facility and the purchasers of the senior secured notes have entered into an Intercreditor and Collateral Agency Agreement, which has been acknowledged and agreed to by the Partnership and its subsidiaries. This agreement appointed Bank of America, N.A. to act as collateral agent and authorized Bank of America to execute various security documents on behalf of the lenders under the bank credit facility and the purchasers of the senior secured notes. This agreement specifies various rights and obligations of lenders under our bank credit facility, holders of our senior secured notes and the other parties thereto in respect of the collateral securing the Partnership’s obligations under our bank credit facility and the senior secured note agreement. On February 27, 2009, the holders of the Partnership’s senior secured notes and a majority of the banks under its bank credit facility entered into an amendment to the Intercreditor and Collateral Agency Agreement, which provides that the PIK notes and certain treasury management obligations will be secured by the collateral for its bank credit facility and the senior secured notes, but only paid with proceeds of collateral after obligations under its bank credit facility and the senior secured notes are paid in full.

(4)	Obligations Under Capital Lease

The Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of March 31, 2009 are summarized as follows (in thousands):

Equipment	$30,577
Less: Accumulated amortization	(2,208)

Net assets under capital lease	$28,369

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of March 31, 2009 (in thousands):

2009	$2,585
2010	3,437
2011 through 2013 ($3,409 annually)	10,227
Thereafter	17,689
Less: Interest	(5,177)

Net minimum lease payments under capital lease	28,761
Less: Current portion of net minimum lease payments	(3,379)

Long-term portion of net minimum lease payments	$25,382

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

(5)	Partners’ Capital

(a)	Senior Subordinated Series D Units

On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests of the Partnership in a private offering. These senior subordinated series D units converted into common units representing limited partner interests of the Partnership on March 23, 2009. Since the Partnership did not make distributions of available cash from operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008, each senior subordinated series D unit converted into 1.05 common units for a total issuance of 4,069,107 common units.

(b)	Cash Distributions

Unless restricted by the terms of its credit facility, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions will generally be made 98% to the common and subordinated unitholders and 2% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13% of amounts we distribute in excess of $0.25 per unit, 23% of the amounts we distribute in excess of $0.3125 per unit and 48% of amounts we distribute in excess of $0.375 per unit. No incentive distributions were earned by our general partner for the three months ended March 31, 2009. Incentive distributions totaling $11.8 million were earned by our general partner for the three months ended March 31, 2008.

The Partnership’s fourth quarter 2008 distribution on its common and subordinated units of $0.25 per unit was paid on February 13, 2009.

See Note 3 for a description of the Partnership’s credit facilities which restrict the Partnership’s ability to make future distributions.

(c)	Earnings per Unit and Dilution Computations

The Partnership’s common units and subordinated units participate in earnings and distributions in the same manner for all historical periods and are therefore presented as a single class of common units for earnings per unit computations. The various series of senior subordinated units are also considered common securities, but because they do not participate in cash distributions during the subordination period are presented as separate classes of common equity. Each of the series of senior subordinated units was issued at a discount to the market price of the common units they are convertible into at the end of the subordination period. These discounts represent beneficial conversion features (BCFs) under EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” Under EITF 98-5 and related accounting guidance, a BCF represents a non-cash distribution that is treated in the same way as a cash distribution for earnings per unit computations. Since the conversion of all the series of senior subordinated units into common units are contingent (as described with the terms of such units) until the end of the subordination periods for each series of units, the BCF associated with each series of senior subordinated units is not reflected in earnings per unit until the end of subordination period when the criteria for conversion was met. Following is a summary of the BCFs attributable to the senior subordinated units outstanding during 2008 and 2009 (in thousands):

		End of
		Subordination
	BCF	Period

Senior subordinated series C units	$121,112	February 2008
Senior subordinated series D units	$34,297	March 2009

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, was issued in May 2008 with an effective date for fiscal years beginning after December 15, 2008 and interim periods within those years. This FSP requires unvested share-based payments that entitle employees to receive non-forfeitable distributions to also be considered participating securities, as defined in EITF 03-6. The Partnership was impacted by this EITF and has included a calculation of earnings per unit for unvested restricted units in calculations for the current quarter ended March 31, 2009 and the comparative period ended March 31, 2008.

The following table reflects the computation of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Three Months Ended March 31,
	2009	2008

Limited partners’ interest in net loss	$(14,398)	$(6,939)

Distributed earnings allocated to:
Common units(1)	$11,234	$17,468
Unvested restricted units	134	224
Senior subordinated series C units(2)	—	121,112
Senior subordinated series D units(3)	34,297	—

Total distributed earnings	$45,665	$138,804

Undistributed loss allocated to:
Common units(5)	$(59,471)	$(143,888)
Unvested restricted units(5)	(592)	(1,855)
Senior subordinated series C units	—	—
Senior subordinated series D units	—	—

Total undistributed loss	$(60,063)	$(145,743)

Net income (loss) allocated to:
Common units	$(48,236)	$(126,420)
Unvested restricted units	(459)	(1,631)
Senior subordinated series C units	—	121,112
Senior subordinated series D units	34,297	—

Total limited partners’ interest in net loss	$(14,398)	$(6,939)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,
	2009	2008

Limited partners’ interest in income from discontinued operations:
Common units(4)	$1,743	$7,580
Unvested restricted units	16	98
Senior subordinated series C and D units	—	—

Total income from discontinued operations	$1,759	$7,678

Basic and diluted net income (loss) per unit from continuing operations:
Common unit	$(1.10)	$(3.83)

Senior subordinated series C unit	$—	$9.44

Senior subordinated series D unit	$8.85	$—

Basic and diluted net income on discontinued operations:
Common unit	$0.04	$0.22

Senior subordinated series C and D unit	$—	$—

Total basic and diluted net income (loss) per unit:
Common unit	$(1.06)	$(3.61)

Senior subordinated series C unit	$—	$9.44

Senior subordinated series D unit	$8.85	$—

(1)	Represents distributions paid to common and subordinated unitholders other than senior subordinated unitholders.

(2)	Represents BCF recognized at end of subordination period for senior subordinated series C units.

(3)	Represents BCF recognized at end of subordination period for senior subordinated series D units.

(4)	Represents 98.0% for the limited partners’ interest in discontinued operations.

(5)	All undistributed earnings and losses are allocated to common units and unvested restricted units during the subordination period.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	45,318	34,981
Weighted average senior subordinated series C units	—	12,830
Weighted average senior subordinated series D units	3,875	—

All common unit equivalents were antidilutive in the three months ended March 31, 2009 and 2008 because the limited partners were allocated net losses in these periods.

Net income (loss) for the general partner consists of incentive distributions, a deduction for stock-based compensation attributable to CEI’s stock options and restricted shares and 2% of the original Partnership’s net

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

income (loss) adjusted for the CEI stock-based compensation specifically allocated to the general partner. The remaining net income (loss) after these allocations relates to common unit holders. The net income (loss) allocated to the general partner is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Income allocation for incentive distributions	$—	$11,825
Stock-based compensation attributable to CEI’s stock options and restricted shares	(646)	(1,034)
2% general partner interest in net income (loss)	(294)	(141)

General partner share of net income (loss)	$(940)	$10,650

(6)	Employee Incentive Plans

(a)	Long-Term Incentive Plans

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

	Three Months Ended
	March 31,
	2009	2008

Cost of share-based compensation charged to general and administrative expense	$1,287	$2,231
Cost of share-based compensation charged to operating expense	319	399

Total amount charged to income	$1,606	$2,630

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

(b)	Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2009 is provided below:

	Three Months Ended March 31, 2009
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value

Non-vested, beginning of period	544,067	$31.90
Vested*	(79,356)	28.99
Forfeited	(33,637)	19.89

Non-vested, end of period	431,074	$31.36

Aggregate intrinsic value, end of period (in thousands)	$819

*	Vested units include 27,762 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted units aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2009 and 2008 are provided below (in thousands):

	Three Months Ended March 31,
Crosstex Energy, L.P. Restricted Units:	2009	2008

Aggregate intrinsic value of units vested	$353	$3,950
Fair value of units vested	$2,301	$4,639

As of March 31, 2009, there was $6.4 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The Partnership issued performance-based restricted units in 2007 and 2008 to executive officers. The minimum level of performance-based awards is included in restricted units outstanding and is included in the current share-based compensation cost calculations at March 31, 2009. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted units vest.

(c)	Unit Options

No options were granted or exercised during the three months ended March 31, 2009.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the unit option activity for the three months ended March 31, 2009 is provided below:

	Three Months Ended
	March 31, 2009
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price

Outstanding, beginning of period	1,304,194	$30.64
Forfeited	(34,823)	33.25
Expired	(57,770)	32.02

Outstanding, end of period	1,211,601	$30.52

Options exercisable at end of period	863,260	$29.69
Weighted average contractual term (years) end of period:
Options outstanding	7.0
Options exercisable	6.6
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$—
Options exercisable	$—

As of March 31, 2009, there was $1.3 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 1.3 years.

(d)	Crosstex Energy, Inc.’s Stock and Option Plan

CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activity for the three months ended March 31, 2009 is provided below:

	Three Months Ended March 31, 2009
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, Inc. Restricted Shares:	Shares	Fair Value

Non-vested, beginning of period	604,313	$27.62
Vested*	(165,621)	17.27
Forfeited	(32,271)	18.49

Non-vested, end of period	406,421	$30.47

Aggregate intrinsic value, end of period (in thousands)	$667

*	Vested shares include 55,913 shares withheld for payroll taxes paid on behalf of employees

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three months ended March 31, 2009 and 2008 are provided below (in thousands):

	Three Months Ended March 31,
Crosstex Energy, Inc. Restricted Shares:	2009	2008

Aggregate intrinsic value of shares vested	$618	$11,614
Fair value of shares vested	$2,860	$5,176

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of March 31, 2009, there was $5.9 million of unrecognized compensation costs related to non-vested CEI restricted shares for officers and employees. The cost is expected to be recognized over a weighted average period of 2.2 years.

The Company issued performance-based restricted shares in 2007 and 2008 to executive officers. The minimum level of performance-based awards is included in restricted shares outstanding and is included in the current share-based compensation cost calculations at March 31, 2009. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted shares vest.

CEI Stock Options

No CEI stock options have been granted, exercised or forfeited attributable to officers or employees of the Partnership during the three months ended March 31, 2009 and 2008. The following is a summary of the CEI stock options outstanding attributable to officers and employees of the Partnership as of March 31, 2009:

Outstanding stock options (15,000 exercisable)	30,000
Weighted average exercise price	$13.33
Aggregate intrinsic value	$—
Weighted average remaining contractual term	5.7 years

A summary of the stock options fair value of units vested (value per Black-Scholes option pricing model at date of grant) during the three months ended March 31, 2009 and 2008 is provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, Inc. Stock Options:	2009	2008

Fair value of share options vested	$49	$25

As of March 31, 2009, there was less than $0.1 million of unrecognized compensation costs related to non-vested CEI stock options. The cost is expected to be recognized over a weighted average period of 0.5 years.

(7)	Derivatives

The Partnership manages exposure to interest rate risk and commodity price risk through the use of derivative instruments and hedging activities. The FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, in March 2008 requiring additional disclosures on derivative instruments that would provide insight into the reason for the use of derivative instruments, give transparency to the location of derivatives within the financial statements and the financial impact of the derivative activity and provide disclosure about credit risk related disclosures to provide additional information about liquidity. These disclosure requirements are in addition to those already required under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Partnership has historically presented detailed information about derivative activities, but has updated the current disclosure to provide the requirements of FASB Statement No. 161.

Interest Rate Swaps

The Partnership is subject to interest rate risk on its credit facility and has entered into interest rate swaps to reduce this risk.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Partnership entered into eight interest rate swaps prior to 2008. Each swap fixed the three month LIBOR rate, prior to credit margin, at the indicated rates for the specified amounts of related debt outstanding over the term of each swap agreement. In January 2008, the Partnership amended existing swaps with the counterparties in order to reduce the fixed rates and extend the terms of the existing swaps by one year and entered into one new swap. The table below reflects the swaps as amended:

					Notional
Trade Date	Term	From	To	Rate	Amounts
					(In thousands)

November 14, 2006	4 years	November 28, 2006	November 30, 2010	4.3800%	$50,000
March 13, 2007	4 years	March 30, 2007	March 31, 2011	4.3950%	50,000
July 30, 2007	4 years	August 30, 2007	August 30, 2011	4.6850%	100,000
August 6, 2007	4 years	August 30, 2007	August 31, 2011	4.6150%	50,000
August 9, 2007	3 years	November 30, 2007	November 30, 2010	4.4350%	50,000
August 16, 2007*	4 years	October 31, 2007	October 31, 2011	4.4875%	100,000
September 5, 2007	4 years	September 28, 2007	September 28, 2011	4.4900%	50,000
January 22, 2008	1 year	January 31, 2008	January 31, 2009	2.8300%	100,000

					$550,000

*	Amended swap is a combination of two swaps that each had a notional amount of $50.0 million with the same original term.

The Partnership had previously elected to designate all interest rate swaps (except the November 2006 swap) as cash flow hedges for FAS 133 accounting treatment. Accordingly, unrealized gains and losses relating to the designated interest rate swaps were recorded in accumulated other comprehensive income. Immediately prior to the January 2008 amendments, these swaps were de-designated as cash flow hedges. The unrealized loss in accumulated other comprehensive income of $17.0 million at the de-designation date is being reclassified to earnings over the remaining original terms of the swaps using the effective loss of interest method. The related loss reclassified to earnings and included in other income (expense) in the consolidated statements of operations as part of interest expense, net, during the three months ended March 31, 2009 and 2008 is $1.7 million and $1.3 million, respectively.

The Partnership elected not to designate any of the amended swaps or the new swap entered into in January 2008 as cash flow hedges for FAS 133 treatment. Accordingly, unrealized gains and losses are recorded through the consolidated statement of operations in other income (expense) as part of interest expense, net, over the period hedged.

In September 2008, the Partnership entered into four additional interest rate swaps. The effect of the new interest rate swaps was to convert the floating rate portion of the original swaps on $450.0 million (all swaps except the January 22, 2008 swap that expired January 31, 2009) from three month LIBOR to one month LIBOR. The Partnership received a cash settlement in September 2008 of $1.4 million which represented the present value of the basis point differential between one month LIBOR and three month LIBOR.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

The table below aligns the new swap which receives one month LIBOR and pays three month LIBOR with the original interest rate swaps.

				Notional
Original Swap Trade Date	New Trade Date	From	To	Amounts
				(In thousands)

March 13, 2007	September 12, 2008	September 30, 2008	March 31, 2011	$50,000
September 5, 2007	September 12, 2008	September 30, 2008	September 28, 2011	50,000
August 16, 2007	September 12, 2008	October 30, 2008	October 31, 2011	100,000
November 14, 2006	September 12, 2008	November 28, 2008	November 30, 2010	50,000
August 9, 2007	September 12, 2008	November 28, 2008	November 30, 2010	50,000
July 30, 2007	September 12, 2008	November 28, 2008	August 30, 2011	100,000
August 6, 2007	September 23, 2008	November 28, 2008	August 30, 2011	50,000

				$450,000

The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Change in fair value of derivatives that do not qualify for hedge accounting	$(4,556)	$(7,914)
Realized gains (losses) on derivatives	382	(184)

	$(4,174)	$(8,098)

The fair value of derivative assets and liabilities relating to interest rate swaps are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Fair value of derivative assets — current	$—	$149
Fair value of derivative liabilities — current	(17,070)	(17,217)
Fair value of derivative liabilities — long-term	(16,393)	(18,391)

Net fair value of derivatives	$(33,463)	$(35,459)

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “marketing financial swaps,” “storage swaps,” “basis swaps” and “processing margin swaps.” Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership’s systems. Storage swap transactions protect against changes in the value of gas that

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at our processing plants relating to the option to process versus bypassing our equity gas.

The components of gain on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Change in fair value of derivatives that do not qualify for hedge accounting	$524	$853
Realized gains on derivatives	(5,942)	(1,938)
Ineffective portion of derivatives qualifying for hedge accounting	(5)	53
Net losses included in assets held for sale	1,087	46

	$(4,336)	$(986)

The fair value of derivative assets and liabilities relating to commodity swaps excluding net fair value of derivatives included in assets held for sale of $0.9 million are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Fair value of derivative assets — current, designated*	$7,530	$13,714
Fair value of derivative assets — current, non-designated	$3,291	$13,303
Fair value of derivative assets — long term, non-designated	4,346	4,628
Fair value of derivative liabilities — current, non-designated	(2,616)	(11,289)
Fair value of derivative liabilities — long term, non-designated	(4,215)	(4,384)

Net fair value of derivatives	$8,336	$15,972

*	All commodity swaps currently designated as cash flow hedges are current assets.

Set forth below is the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at March 31, 2009 (all gas volumes are expressed in MMBtu’s and liquids are expressed in gallons). The remaining term of the contracts extend no later than June 2010 for derivatives, except for certain basis swaps that extend to March 2012. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	March 31, 2009
Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:
Natural gas swaps (short contracts) (MMBtu’s)	(450)	$1,639
Liquids swaps (short contracts) (gallons)	(8,996)	6,761
Less: Cash flow hedges included in assets held for sale		(870)

Total swaps designated as cash flow hedges		$7,530

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

	March 31, 2009
Transaction Type	Volume	Fair Value
	(In thousands)

Mark to Market Derivatives:*
Swing swaps (long contracts)	450	$68
Physical offsets to swing swap transactions (short contracts)	(450)	—
Swing swaps (short contracts)	(456)	(7)
Physical offsets to swing swap transactions (long contracts)	456	—
Basis swaps (long contracts)	102,579	(5,179)
Physical offsets to basis swap transactions (short contracts)	(6,847)	25,585
Basis swaps (short contracts)	(73,591)	6,049
Physical offsets to basis swap transactions (long contracts)	8,273	(25,852)
Third-party on-system financial swaps (long contracts)	1,032	(3,628)
Physical offsets to third-party on-system transactions (short contracts)	(1,032)	3,732
Third-party on-system financial swaps (short contracts)	(150)	45
Physical offsets to third-party on-system transactions (long contracts)	150	12
Storage swap transactions (long contracts)	112	(40)
Storage swap transactions (short contracts)	(224)	77
Less: Mark to market derivatives included in assets held for sale		(56)

Total mark to market derivatives		$806

*	All are gas contracts, volume in MMBtu’s

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. If the counterparties failed to completely perform according to the terms of the contracts the maximum loss the Partnership would sustain is $8.7 million with financial institutions and $4.9 million with other energy companies, which represents the current gross fair value at March 31, 2009.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended
	March 31,
Increase (Decrease) in Midstream Revenue	2009	2008

Natural gas	$488	$1,241
Liquids	5,178	(5,237)
Less: Realized gains or losses included in assets held for sale	(356)	523

	$5,310	$(3,473)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Natural Gas

As of March 31, 2009, an unrealized derivative fair value gain of $1.1 million related to cash flow hedges of gas price risk was recorded in accumulated other comprehensive income (loss) and is expected to be reclassified into earnings through December 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

The settlement of cash flow hedge contracts related to April 2009 gas production increased gas revenue by approximately $0.1 million.

Liquids

As of March 31, 2009, an unrealized derivative fair value gain of $6.4 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss), all of which is expected to be reclassified into earnings through December 2009. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less than	One to	More than	Total
	One Year	Two Years	Two Years	Fair Value

March 31, 2009	$682	$74	$50	$806

(8)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (SFAS 157) sets forth a framework for measuring fair value and required disclosures about fair value measurements of assets and liabilities. Fair value under SFAS 157 is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

SFAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Partnership’s derivative contracts primarily consist of commodity swaps and interest rate swap contracts which are not traded on a public exchange. The fair values of commodity swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Partnership determines the value of interest rate swap contracts by utilizing inputs and quotes from the

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

counterparties to these contracts. The reasonableness of these inputs and quotes is verified by comparing similar inputs and quotes from other counterparties as of each date for which financial statements are prepared. The Partnership contracts are all level two contracts under SFAS 157.

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

Level 2

Interest Rate Swaps*	$(33,463)
Commodity Swaps*	9,262
Less: Net asset value of commodity swaps included in assets held for sale	(926)

Total	$(25,127)

*	Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date. Accumulated other comprehensive loss also includes the unrealized losses on interest rate swaps of $17.0 million recorded prior to de-designation in January 2008, of which $8.1 million has been amortized to earnings through March 2009.

(9)	Other Income

The Partnership recorded $7.1 million in other income during the three months ended March 31, 2008, primarily from the settlement of disputed liabilities that were assumed with an acquisition.

(10)	Commitments and Contingencies

(a)	Employment Agreements

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

The Partnership acquired the south Louisiana processing assets from the El Paso Corporation in November 2005. One of the acquired locations, the Cow Island Gas Processing Facility, has had an active remediation project ongoing for benzene contaminated groundwater conducted under the jurisdiction of the Louisiana Department of Environmental Quality (LDEQ) in accordance to the Risk-Evaluation and Corrective Action Plan Program (RECAP) state regulations. Groundwater sampling and analysis conducted during the last six quarters has demonstrated that the groundwater contamination has been remediated. The LDEQ has reviewed all analytical results, conducted site visits and has confirmed that the groundwater contamination at the Cow Island facility has been resolved. Following the receipt of written correspondence from the LDEQ attesting that no further action is required, the Partnership will consider the environmental issue at Cow Island closed.

(c)	Other

The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

On November 15, 2007, Crosstex CCNG Processing Ltd. (“Crosstex Processing”), the Partnership’s wholly-owned subsidiary, received a demand letter from Denbury Onshore, LLC (“Denbury”), asserting a claim for breach of contract and seeking payment of approximately $11.4 million in damages. On April 15, 2008, the parties

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

mediated the matter unsuccessfully. On December 4, 2008, Denbury initiated formal arbitration proceedings against Crosstex Processing, Crosstex Energy Services, L.P., Crosstex North Texas Gathering, L.P., and Crosstex Gulf Coast Marketing, Ltd., seeking $11.4 million and additional unspecified damages. Denbury has recently amended its filings alleging fraud and seeking punitive damages. On December 23, 2008, Crosstex Processing filed an answer denying Denbury’s allegations and a counterclaim seeking a declaratory judgment that its processing plant is uneconomic under the Processing Contract. Crosstex Energy, Crosstex Marketing, and Crosstex Gathering also filed an answer denying Denbury’s allegations and asserting that they are improper parties as Denbury’s claim is for breach of the Processing Contract and none of these entities is a party to that agreement. Crosstex Gathering also filed a counterclaim seeking approximately $40.0 million in damages for the value of the NGLs it is entitled to under its Gas Gathering Agreement with Denbury. A three-person arbitration panel has been named and discovery is in progress. The arbitration is scheduled for late 2009. Although it is not possible to predict with certainty the ultimate outcome of this matter, the Partnership does not believe this will have a material adverse impact on its consolidated results of operations or financial position.

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

On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed the Partnership approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.2 million for July 2008 sales. The Partnership believes the July sales of $2.2 million will receive “administrative claim” status in the bankruptcy proceeding. The debtor’s schedules acknowledge its obligation to Crosstex for an administrative claim in the amount of $2.2 million but the allowance of the administrative claim status is still subject to approval of the bankruptcy court in accordance with the administrative claim allowance procedures order in the case. The Partnership evaluated these receivables for collectability and provided a valuation allowance of $3.1 million during the year ended December 31, 2008.

(11)	Segment Information

Identification of operating segments is based principally upon differences in the types and distribution channel of products. The Partnership’s reportable segments consist of Midstream and Treating. The Midstream division consists of the Partnership’s natural gas gathering and transmission operations and includes the south Louisiana processing and liquids assets, the gathering and transmission assets located in north Texas, the LIG pipelines and processing plants located in Louisiana and various other small systems. Also included in the Midstream division are the Partnership’s energy trading operations. The operations in the Midstream segment are similar in the nature of the products and services, the nature of the production processes, the type of customer, the methods used for distribution of products and services and the nature of the regulatory environment. The Treating division generates fees from its plants either through volume-based treating contracts or though fixed monthly payments. Segment data does not include assets held for sale.

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital and debt financing costs.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	Midstream	Treating	Corporate	Totals
	(In thousands)

Three months ended March 31, 2009:
Sales to external customers	$352,437	$14,312	$—	$366,749
Sales to affiliates	—	2,054	(2,054)	—
Profit on energy trading activities	714	—	—	714
Purchased gas	(284,506)	—	—	(284,506)
Operating expenses	(29,011)	(4,971)	2,054	(31,928)

Segment profit	$39,634	$11,395	$—	$51,029

Gain on derivatives	$4,336	$—	$—	$4,336
Depreciation and amortization	$(27,104)	$(2,993)	$(1,468)	$(31,565)
Capital expenditures	$34,311	$4,907	$717	$39,935
Identifiable assets	$2,012,490	$202,682	$36,103	$2,251,275
Three months ended March 31, 2008:
Sales to external customers	$798,902	$11,080	$—	$809,982
Sales to affiliates	—	1,541	(1,541)	—
Profit on energy trading activities	856	—	—	856
Purchased gas	(717,584)	—	—	(717,584)
Operating expenses	(30,897)	(6,986)	1,541	(36,342)

Segment profit	$51,277	$5,635	$—	$56,912

Gain on derivatives	$986	$—	$—	$986
Depreciation and amortization	$(24,229)	$(2,936)	$(1,717)	$(28,882)
Capital expenditures	$62,590	$4,468	$1,534	$68,592
Identifiable assets	$2,349,015	$211,990	$39,124	$2,600,129

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2009	2008

Segment profits	$51,029	$56,912
General and administrative expenses	(14,213)	(15,455)
Gain on derivatives	4,336	986
Gain on sale of property	878	260
Depreciation and amortization	(31,565)	(28,882)

Operating income	$10,465	$13,821

CROSSTEX ENERGY, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware limited partnership formed on July 12, 2002 to indirectly acquire substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. We have two industry segments, Midstream and Treating, with a geographic focus in the north Texas Barnett Shale area and in Louisiana. Our Midstream division focuses on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs), as well as providing certain producer services, while our Treating division focuses on the removal of contaminants from natural gas and NGLs to meet pipeline quality specifications. For the three months ended March 31, 2009, 82.7% of our gross margin was generated in the Midstream division with the balance in the Treating division. We manage our operations by focusing on gross margin because our business is generally to purchase and resell natural gas for a margin, or to gather, process, transport, market or treat natural gas and NGLs for a fee. We buy and sell most of our natural gas at a fixed relationship to the relevant index price so margins are not significantly affected by changes in natural gas prices. In addition, we receive certain fees for processing based on a percentage of the liquids produced and enter into hedge contracts for our expected share of liquids produced to protect our margins from changes in liquid prices.

Our Midstream segment margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through our pipeline systems, processed at our processing facilities, and the volumes of NGLs handled at our fractionation facilities. Our Treating segment margins are largely a function of the number and size of treating plants in operation as well as fees earned for removing impurities at a non-operated processing plant. We generate Midstream revenues from five primary sources:

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

We also realize gross margins in our Midstream segment from our processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fee based. Under a margin contract arrangement our gross margins are higher during periods of high liquid prices relative to natural gas prices. Gross margin results under a POL contract are impacted only by the value of the liquids produced. Under fee based contracts our margins are driven by throughput volume.

We generate treating revenues under three arrangements:

•	a volumetric fee based on the amount of gas treated, which accounted for 5.0% and 30.5%, of the operating income in our Treating division for the three months ended March 31, 2009 and 2008, respectively;

•	a fixed fee for operating the plant for a certain period, which accounted for 68.2% and 43.7% of the operating income in our Treating division for the three months ended March 31, 2009 and 2008, respectively; and

•	a fee arrangement in which the producer operates the plant, which accounted for 26.8% and 25.7% of the operating income in our Treating division for the three months ended March 31, 2009 and 2008, respectively.

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

Recent Developments

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Numerous events have severely restricted current liquidity in the capital markets throughout the United States and around the world. The ability to raise money in the debt and equity markets has diminished significantly and, if available, the cost of funds has increased substantially. One of the features driving investments in MLPs , including the Partnership, over the past few years has been the distribution growth offered by MLPs due to liquidity in the financial markets for capital investments to grow distributable cash flow through development projects and acquisitions. Future growth opportunities have been and are expected to continue to be constrained by the lack of liquidity in the financial markets.

Conditions in our industry have continued to be challenging in 2009. For example:

•	Prices of oil, natural gas and NGLs remain below the market prices realized throughout most of 2008.

•	As a result of lower forecasted NGL prices and the related fractionation spreads, we believe that our processing margins in the remainder of 2009 will be substantially lower than the processing margins realized in 2008. For the quarter ended March 31, 2009, approximately 23.8% of our gross margin was attributable to gas processing as compared to 44.0% of our gross margin for quarter ended March 31, 2008.

•	The decline in drilling activity by gas producers in our areas of operations that began during the fourth quarter of 2008 as a result of the global economic crisis has continued. Several of our customers, including one of our largest customers in the Barnett Shale, have announced drilling plans for 2009 that are substantially below their drilling levels during 2008.

•	Several offshore production platforms and pipelines that transport gas production to our Pelican, Eunice and Sabine Pass processing plants in south Louisiana were damaged by hurricanes Gustav and Ike, which came ashore in the Gulf Coast in September 2008. We do not anticipate that gas production to our south Louisiana plants will recover to pre-hurricane levels until mid-2009, when all repairs to pipeline systems supplying the plants are expected to be complete.

Despite the weaker commodity environment and reduced drilling activity, we are positioning ourselves to benefit from a recovering economy. In particular, during the first quarter of 2009:

•	We adjusted our business strategy for 2009 to focus on maximizing our liquidity, maintaining a stable asset base, and improving the profitability of our assets by increasing their utilization while controlling cost. We have also reduced our capital expenditures.

•	We began marketing certain non-strategic assets and expect to complete the disposition of these assets within the year.

•	We amended our bank credit facility and our senior secured note agreements in February 2009 to negotiate terms that facilitate our compliance with debt covenants while we operate our assets during the current difficult economic conditions. The terms of the amended agreements allow us to maintain a higher level of leverage and to maintain a lower interest coverage ratio; however, our interest costs will increase and our ability to pay distributions and incur additional indebtedness are restricted when we are operating at higher leverage ratios.

Expansions

We have continued our expansion of our north Texas pipeline gathering system in the Barnett Shale during the first quarter of 2009 to handle volume growth and to connect new wells to our gathering system pursuant to existing obligations with producers. We connected approximately 35 new wells during the first quarter of 2009 bringing our total new wells connected to our gathering system to 479 since we acquired the system in June 2006.

We have also continued the expansion of our north Louisiana system to provide additional compression to provide increased capacity to producers in the Haynesville Shale gas play. The expansion is scheduled to be completed in July 2009.

Results of Operations

Set forth in the table below is certain financial and operating data for the Midstream and Treating divisions for the periods indicated and excludes financial and operating data considered discontinued operations.

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)

Midstream revenues	$352.4	$798.9
Midstream purchased gas	(284.5)	(717.6)
Profit on energy trading activities	0.7	0.9

Midstream gross margin	68.6	82.2

Treating revenues	14.3	11.1

Total gross margin	$82.9	$93.3

Midstream Volumes (MMBtu/d):
Gathering and transportation	2,045,000	2,006,000
Processing	1,101,000	2,004,000
Producer services	113,000	80,000
Treating plants in service at end of period	185	185

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Gross Margin and Profit on Energy Trading Activities.  Midstream gross margin was $68.6 million for the three months ended March 31, 2009 compared to $82.2 million for the three months ended March 31, 2008, a decrease of $13.6 million, or 16.5%. The decrease was primarily due to our processing operations which were negatively impacted by lower NGL prices than in the first quarter of 2008, combined with a decline in inlet volumes. This decrease was partially offset by gross margin gains on our gathering and transmission systems due to expansion projects and increased throughput. Profit on energy trading activities decreased for the comparative periods by approximately $0.2 million.

The weaker processing environment contributed to a significant decline in the gross margin for our processing plants in Louisiana for the quarter ended March 31, 2009. The Plaquemine and Gibson plants reported gross margin declines of $5.4 million and $5.3 million, respectively. The Eunice plant, which is still impacted by supply disruptions from hurricane activity in 2008, experienced a margin decline of $4.6 million for the three months ended March 31, 2009 over the same period in 2008. The Pelican, Sabine Pass and Blue Water plants combined for an additional gross margin decline of $2.9 million. System expansion in the north Texas region and increased throughput on the gathering systems contributed $8.3 million of gross margin growth for the quarter ended March 31, 2009 over the same period in 2008. The processing facilities in the north Texas region, which were also impacted by a weaker NGL market, reported a gross margin decline of $1.5 million. A decrease in throughput volume on the east Texas system resulted in to a margin decline of $0.8 million for the comparable periods.

Treating gross margin was $14.3 million for the three months ended March 31, 2009 compared to $11.1 million for the three months ended March 31, 2008, an increase of $3.2 million, or 29.2%. Treating plants, dew point control plants, and related equipment in service totaled 185 plants at both March 31, 2009 and March 31, 2008. Timing, size and increased monthly fees on plants placed in service versus plants coming out of service and increased fees on existing month to month treating contracts make up $3.1 million of positive gross margin variances. Field services provided to producers also contributed gross margin growth of $0.1 million for the comparable periods.

Operating Expenses.  Operating expenses were $31.9 million for the three months ended March 31, 2009 compared to $36.3 million for the three months ended March 31, 2008, a decrease of $4.4 million, or 12.1%. The decrease is primarily attributable to the following factors:

•	$1.5 million decrease in Midstream operating expenses resulting primarily from initiatives undertaken in late 2008 and early 2009 to reduce expenses. Contractor services and labor costs decreased by $0.7 million, chemicals and materials decreased by $0.6 million and utilities decreased by $0.3 million. Operating expenses also decreased by $1.0 million between periods because the Blue Water plant ceased operation in January 2009 and the Arkoma gathering system was sold in February 2009. These decreases were partially offset by equipment rental increases of $0.7 million and ad valorem taxes increases of $0.6 million;

•	$2.0 million decrease in Treating operating expenses include a $0.5 million decrease for contractor services costs, a $0.5 million decrease for materials and supplies and a $0.6 million decrease for labor costs; and

•	$0.8 million decrease in technical services operating expense.

General and Administrative Expenses.  General and administrative expenses were $14.2 million for the three months ended March 31, 2009 compared to $15.5 million for the three months ended March 31, 2008, a decrease of $1.2 million, or 8.0%. The decrease is primarily attributable to the following factors:

•	$1.1 million decrease in various expenses, including professional fees and services, office supplies and expenses, travel and training resulting from initiatives undertaken in late 2008 and early 2009 to reduce expenses;

•	$0.9 million decrease in stock-based compensation expense resulting from the reduction of estimated performance-based restricted units and restricted shares and a workforce reduction in January 2009;

•	$0.5 million increase in rental expense resulting primarily from the additional costs associated with the cancelled relocation of our corporate headquarters; and

•	$0.3 million increase in labor and benefits related to severance costs associated with a reduction in our workforce.

Gain/Loss on Derivatives.  We had a gain on derivatives of $4.3 million for the three months ended March 31, 2009 compared to a gain of $1.0 million for the three months ended March 31, 2008. The derivative transaction types contributing to the net gain are as follows (in millions):

	Three Months Ended March 31,
	2009		2008
(Gain)/Loss on Derivatives:	Total	Realized	Total	Realized

Basis swaps	$(0.9)	$(0.7)	$(1.3)	$(1.9)
Processing margin hedges	(4.1)	(4.1)	0.2	0.2
Storage	(0.2)	(1.0)	0.2	—
Third-party on-system swaps	(0.2)	(0.2)	(0.1)	—
Less: Derivative gains related to assets held for sale and included in income from discontinued operations	1.1	0.4	—	0.3

	$(4.3)	$(5.6)	$(1.0)	$(1.4)

Depreciation and Amortization.  Depreciation and amortization expenses were $31.6 million for the three months ended March 31, 2009 compared to $28.9 million for the three months ended March 31, 2008, an increase of

$2.7 million, or 9.3%. Midstream depreciation and amortization increased $3.1 million due to the north Texas assets and was offset by a $0.4 million decline due to the first quarter 2009 disposition of the Arkoma system and the Seminole gas processing plant.

Interest Expense.  Interest expense was $22.3 million for the three months ended March 31, 2009 compared to $24.6 million for the three months ended March 31, 2008, a decrease of $2.3 million, or 9.3%. The decrease relates primarily to the decrease in LIBOR rates and interest rate swap expense. Net interest expense consists of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008

Senior notes	$8.0	$6.9
Credit facility	7.4	9.9
Excess leverage fee	0.6	—
PIK notes	0.4	—
Capitalized interest	(0.5)	(1.0)
Mark to market interest rate swaps	(0.4)	7.9
Realized interest rate swaps	4.6	—
Interest income	—	(0.1)
Other	2.2	1.0

Total	$22.3	$24.6

Income Taxes.  Income tax expense was $0.6 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008, an increase of $0.3 million. The increase relates primarily to the Texas margin tax.

Loss on Extinguishment of Debt.  We recognized a loss on extinguishment of debt during the three months ended March 31, 2009 of $4.7 million due to the February 2009 amendment to the senior secured note agreement. The modifications to this agreement pursuant to this amendment were substantive as defined EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and were accounted for as the extinguishment of the old debt and the creation of new debt. As a result, the unamortized costs associated with the senior secured notes prior to the amendment as well as the fees paid to the senior secured lenders for the February 2009 amendment were expensed in the first quarter of 2009.

Other Income.  We recorded $7.1 million in other income during the three months ended March 31, 2008, primarily from the settlement of disputed liabilities that were assumed with an acquisition.

Discontinued Operations.  As part of our strategy to increase liquidity in response to the tightening financial markets, we have sold and are also marketing for sale certain non-strategic assets. We sold our undivided 12.4% interest in the Seminole gas processing plant to a third party in November 2008. In addition, we are marketing for sale certain Midstream assets and the related Treating assets as of March 31, 2009. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the Seminole gas processing plant and the assets held for sale are presented in income from discontinued operations for the comparative periods in the statements of operations. Revenues, the related costs of operations, depreciation and amortization, and allocated interest are reflected in the income from discontinued operations. No income taxes are attributed to income from discontinued operations and no general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008

Midstream revenues	$179.2	$453.3
Treating revenues	$2.0	$5.3
Net income from discontinued operations	$1.8	$7.8
Gathering and Transmission Volumes (MMBtu/d)	563,000	537,000
Processing Volumes (MMBtu/d)	191,000	214,000

Critical Accounting Policies

Information regarding our Critical Accounting Policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Cash Flows from Operating Activities.  Net cash provided by operating activities was $10.6 million for the three months ended March 31, 2009 compared to cash provided by operations of $62.1 million for the three months ended March 31, 2008. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Income before non-cash income and expenses	$26.1	$48.7
Changes in working capital	(15.6)	13.4

The primary reason for the decrease in income before non-cash income and expenses of $22.6 million from 2008 to 2009 was decreased operating income (update). Our changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of our revenues are collected and a large volume of our gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments. In addition, although we strive to minimize our natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period-to-period due to operational reasons and due to changes in natural gas and NGL prices. Our working capital also includes our mark to market derivative assets and liabilities associated with our derivative cash flow hedges which may fluctuate significantly due to the changes in natural gas and NGL prices. The changes in working capital during the three months ended March 31, 2008 and 2009 are due to the impact of the fluctuations discussed above and are not indicative of any change in our operating cash flow trends.

Cash Flows from Investing Activities.  Net cash used in investing activities was $34.6 million and $73.2 million for the three months ended March 31, 2009 and 2008, respectively. Our primary investing activities were capital expenditures for internal growth, net of accrued amounts, as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Growth capital expenditures	$46.6	$69.9
Maintenance capital expenditures	2.1	3.6

Total	$48.7	$73.5

Net cash invested in Midstream assets was $42.4 million and $64.5 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Net cash invested in Treating assets was $5.6 million for the three months ended March 31, 2009 and $7.5 million for the three months ended March 31, 2008. Net cash invested on other corporate assets was $0.7 million for the three months ended March 31, 2009 and $1.5 million for the three months ended March 31, 2008.

Cash flows from investing activities for the three months ended March 31, 2009 and 2008 also include proceeds from property sales of $11.0 million and $0.3 million, respectively. The Arkoma asset was sold in the quarter ending March 31, 2009 for $11.0 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $24.8 million and $15.9 million for the three months ended March 31, 2009 and 2008, respectively. Our financing activities primarily relate to funding of capital expenditures. Our financings have primarily consisted of borrowings under our bank credit facility, borrowings under capital lease obligations, equity offerings and senior note repayments during 2009 and 2008 as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Net borrowings under bank credit facility	$73.0	$56.0
Senior note repayments	(2.4)	(2.4)
Net borrowings under capital lease obligations	0.9	4.5
Debt refinancing costs	(13.4)	0.2

Distributions to unitholders and our general partner represent our primary use of cash in financing activities. Unless prohibited by our bank credit facility, we will distribute all available cash, as defined in our partnership agreement, within 45 days after the end of each quarter. Total cash distributions made during the three months ended were as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Common units	$11.4	$14.9
Subordinated units	—	2.8
General partner	0.2	7.8

Total	$11.6	$25.5

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our $1.183 billion credit facility to fund checks as they are presented. As of March 31, 2009, we had approximately $237.0 million of available borrowing capacity under this facility. Changes in drafts payable for the three months ended 2009 and 2008 were as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Decrease in drafts payable	$21.5	$16.0

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of March 31, 2009.

Capital Requirements.  We have reduced our budgeted capital expenditures significantly for 2009 due to limited access to capital. Total growth capital investments in the calendar year 2009 are currently anticipated to be approximately $100.0 million and primarily relate to capital projects in north Texas and Louisiana pursuant to contractual obligations with producers and vendors. We will use cash flow from operations and existing capacity under our bank credit facility to fund our reduced capital spending plan during 2009. During the first quarter of 2009, our growth capital investments were $37.5 million.

We lowered our distribution level to $0.25 per unit for the fourth quarter of 2008 which was paid in February 2009. The amended terms of our credit facility and senior secured note agreement restrict our ability to make distributions unless certain conditions are met. We do not expect that we will meet these conditions in 2009.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2009, is as follows (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$1,334.4	$7.1	$20.3	$889.0	$93.0	$93.0	$232.0
Interest payable on fixed long-term debt obligations	215.2	33.5	42.8	41.2	36.4	27.8	33.5
Capital lease obligations	33.9	2.6	3.4	3.4	3.4	3.4	17.7
Operating leases	83.8	22.9	19.4	18.1	16.6	3.1	3.7
Unconditional purchase obligations	3.1	3.1	—	—	—	—	—
FIN 48 tax obligations	2.0	1.7	0.1	0.1	0.1	—	—

Total contractual obligations	$1,672.4	$70.9	$86.0	$951.8	$149.5	$127.3	$286.9

The above table does not include any physical or financial contract purchase commitments for natural gas.

Interest obligations do not include any additional interest of 1.25% per annum of the senior secured notes (the “PIK notes”) as this amount would be an estimate based on expected earnings.

The unconditional purchase obligations for 2009 relate to purchase commitments for equipment.

Indebtedness

As of March 31, 2009 and December 31, 2008, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at March 31, 2009 and December 31, 2008 were 7.68% and 6.33%, respectively	$857,000	$784,000
Senior secured notes, weighted average interest rate at March 31, 2009 and December 31, 2008 were 10.5% and 8.0% respectively	477,353	479,706

	1,334,353	1,263,706
Less current portion	(9,412)	(9,412)

Debt classified as long-term	$1,324,941	$1,254,294

Credit Facility.  As of March 31, 2009, we had a bank credit facility with a borrowing capacity of $1.183 billion that matures in June 2011. As of March 31, 2009, $946.3 million was outstanding under the bank credit facility, including $89.3 million of letters of credit, leaving approximately $237.0 million available for future borrowing. The bank credit facility is guaranteed by certain of our subsidiaries.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 was adopted

January 1, 2009 and comparative period information has been recast to classify noncontrolling interests in equity, and attribute net income and other comprehensive income to noncontrolling interests.

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted effective January 1, 2009 and the Partnership added the required disclosures.

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position FSP EITF 03-6-1 (the FSP) which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Partnership adopted the FSP effective January 1, 2009 and adjusted all prior reporting periods to conform to the requirements.

In addition, the FASB issued EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships’ which addresses the consensus reached by the Task Force that incentive distribution rights (IDRs) in a typical master limited partnership are participating securities under FASB Statement No. 128, Earnings per Share, but earnings in excess of the partnership’s “available cash” should not be allocated to the IDR holders for purposes of calculating earnings-per-share using the two-class method when “available cash” represents a specified threshold that limits participation. The consensus only applies when payments to IDR holders are accounted for as equity distributions. The consensus is effective for fiscal years beginning after December 15, 2008 and applied retrospectively to all periods presented. Currently this EITF has no impact on the Partnership.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. The Partnership adopted SFAS No. 162 effective January 1, 2009 and there was no material impact on our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, we are exposed to the risk of changes in interest rates on our floating rate debt.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank credit facility. At March 31, 2009, our bank credit facility had outstanding borrowings of $857.0 million which approximated fair value. We manage a portion of our interest rate exposure on our variable rate debt by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. In January 2008, we amended our existing interest rate swaps covering $450.0 million of the variable rate debt to extend the period by one year (coverage periods end from November 2010 through October 2011) and reduce the interest rates to a range of 4.38% to 4.68%. In addition, we entered into one new interest rate swap in January 2008 covering $100.0 million of the variable rate debt for a period of one year at an interest rate of 2.83%. In September 2008, we entered into additional interest rate swaps covering the $450.0 million that converted the floating rate portion of the original swaps from three month LIBOR to one month LIBOR. As of March 31, 2009, the fair value of these interest rate swaps was reflected as a liability of $33.5 million ($17.1 million in net current liabilities and $16.4 million in long-term liabilities) on our financial statements. We estimate that a 1% increase or decrease in the interest rate would increase or decrease the fair value of these interest rate swaps by approximately $20.2 million. Considering the interest rate swaps and the amount outstanding on our bank credit facility as of March 31, 2009, we estimate that a 1% increase or decrease in the interest rate would change our annual interest expense by approximately $3.1 million for periods when the entire portion of the $550.0 million of interest rate swaps are outstanding and $8.6 million for annual periods after 2011 when all the interest rate swaps lapse.

At March 31, 2009, we had total fixed rate debt obligations of $477.4 million, consisting of our senior secured notes with a weighted average interest rate of 10.5%. The fair value of these fixed rate obligations was approximately $432.6 million as of March 31, 2009. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rate debt (our senior secured notes) by $14.9 million based on the debt obligations as of March 31, 2009.

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

The gross margin presentation in the table below is calculated net of results from discontinued operations. Gas processing margins by contract types, gathering and transportation margins and treating margins as a percent of total gross margin for the comparative year-to-date periods are as follows:

	Three Months Ended
	March 31,
	2009	2008

Gathering and transportation margin	59.8%	44.1%
Gas processing margins:
Processing margin	3.1%	20.7%
Percent of liquids	11.2%	15.3%
Fee based	9.5%	8.0%

Total gas processing	23.8%	44.0%
Treating margin	16.4%	11.9%

Total	100.0%	100.0%

We have hedges in place at March 31, 2009 covering liquids volumes we expect to receive under percent of liquids (POL) contracts as set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional				Fair Value
Period	Underlying	Volume		We Pay	We Receive	Asset/(Liability)
						(In thousands)

April 2009-December 2009	Ethane	53 (MBbls	)	Index	$0.785/gal	$965
April 2009-December 2009	Propane	64 (MBbls	)	Index	$1.39/gal	1,885
April 2009-December 2009	Iso Butane	17 (MBbls	)	Index	$1.7375/gal	589
April 2009-December 2009	Normal Butane	21 (MBbls	)	Index	$1.705/gal	725
April 2009-December 2009	Natural Gasoline	59 (MBbls	)	Index	$2.1275/gal	2,597

						$6,761
	Less: Fair value asset included in assets held for sale					(348)

						$6,413

We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on our POL contracts. We hedge our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 31.9% of our hedgeable volumes at risk through the end of 2009 (13.8% of total volumes at risk through the end of 2009). We currently have not hedged any of our processing margin volumes for 2009.

We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Less than 5.0% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, our resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices. We have hedged 36.3% of our natural gas volumes at risk through the end of 2009.

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

As of March 31, 2009, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $8.3 million. The aggregate effect of a hypothetical 10% increase in gas and NGLs prices would result in an decrease of approximately $1.0 million in the net fair value asset of these contracts as of March 31, 2009.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred in the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2009 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.	Other Information

At a special meeting of our unitholders held on May 7, 2009, our unitholders approved the Crosstex Energy GP, LLC Amended and Restated Long-Term Incentive Plan (the “Amended and Restated Plan”), amended and restated as of March 17, 2009. The Board of Directors of Crosstex Energy GP, LLC, the general partner of Crosstex Energy GP, L.P., our general partner (our “Board of Directors”) originally approved the Amended and Restated Plan on March 17, 2009, subject to unitholder approval. Amendments to the Amended and Restated Plan include an increase in the number of common units authorized for issuance under the Amended and Restated Plan by 800,000 common units to an aggregate of 5,600,000 common units, which will increase the number of common units available for awards to employees, contractors and directors under the Amended and Restated Plan to 2,850,000 common units. In addition, the Amended and Restated Plan has been amended and restated to modify certain provisions of the Amended and Restated Plan and delete other provisions to make certain other administrative and regulatory changes, including providing that all options will be granted with an exercise price per common unit of no less than fair market value per common unit on the date of grant and allowing for the “net settlement” of options in the discretion of the Compensation Committee of our Board of Directors.

The description of the Amended and Restated Plan above does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Plan, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

At the annual meeting of CEI’s stockholders held on May 7, 2009, CEI’s stockholders approved the Crosstex Energy, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”), effective as of March 17, 2009. CEI’s Board of Directors had originally approved the 2009 Plan on March 17, 2009, subject to stockholder approval. The 2009 Plan provides for awards to employees, contractors and directors of up to 2,600,000 shares of CEI’s common stock and allows for grants of stock option awards, stock awards (including restricted stock awards), cash awards and performance awards. Additionally, CEI’s stockholders approved the use of performance goals for performance awards under the 2009 Plan so as to allow it to structure awards, in its discretion, as qualified performance-based compensation exempt from the annual limit on deductible compensation contained in Section 162(m) of the Internal Revenue Code of 1986, as amended.

The description of the 2009 Plan above does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2009 Plan, a copy of which is incorporated by reference as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

3.1	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, file No. 333-97779).
3.2	—	Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).
3.3	—	Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 20, 2007).
3.4	—	Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).
3.5	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).
3.6	—	Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 0-50067).
3.7	—	Certificate of Limited Partnership of Crosstex Energy GP, L.P. (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, file No. 333-97779).
3.8	—	Agreement of Limited Partnership of Crosstex Energy GP, L.P., dated as of July 12, 2002 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, file No. 333-97779).
3.9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).
3.10	—	Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, file No. 333-97779).
10.1	—	Sixth Amendment to Fourth Amended and Restated Credit Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P., Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2008).

Number			Description

10.2		—	Letter Amendment No. 4 to Amended and Restated Note Purchase Agreement, effective as of February 27, 2009, among Crosstex Energy, L.P. Prudential Investment Management, Inc. and certain other parties (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10	.3*	—	Crosstex Energy GP, LLC Amended and Restated Long-Term Incentive Plan, dated March 17, 2009.
10.4		—	Crosstex Energy, Inc. 2009 Long-Term Incentive Plan, effective March 17, 2009 (incorporated by reference to Exhibit 10.3 to Crosstex Energy, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
31	.1*	—	Certification of the Principal Executive Officer.
31	.2*	—	Certification of the Principal Financial Officer.
32	.1*	—	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

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

May 8, 2009