Form 10-Q
period 2010-03-31
CROSSTEX ENERGY LP
filed 2010-05-07
CIK 1179060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission file number: 000-50067
CROSSTEX ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	16-1616605
(State of organization)	(I.R.S. Employer Identification No.)

2501 CEDAR SPRINGS
DALLAS, TEXAS	75201
(Address of principal executive offices)	(Zip Code)
(214) 953-9500
(Registrant’s telephone number, including area code)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2010, the Registrant had 49,749,260 common units.

Item		Page
	DESCRIPTION

	PART I—FINANCIAL INFORMATION

1.	Financial Statements	3

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	36

	PART II—OTHER INFORMATION

1.	Legal Proceedings	36

1A.	Risk Factors	36

6.	Exhibits	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

CROSSTEX ENERGY, L.P.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$549	$779
Accounts receivable, net:
Trade, accrued revenue and other	201,963	214,751
Related party	581	8
Fair value of derivative assets	8,366	9,112
Natural gas and natural gas liquids, prepaid expenses and other	12,118	14,692

Total current assets	223,577	239,342

Property and equipment, net of accumulated depreciation of $272,110 and $258,706, respectively	1,238,182	1,279,060
Fair value of derivative assets	6,168	5,665
Intangible assets, net of accumulated amortization of $124,681 and $115,813, respectively	526,028	534,897
Other assets, net	30,756	10,217

Total assets	$2,024,711	$2,069,181

LIABILITIES AND PARTNERS’ EQUITY

Current liabilities:
Accounts payable, drafts payable and accrued gas purchases	$170,536	$179,709
Fair value of derivative liabilities	12,468	30,337
Current portion of long-term debt	10,995	28,602
Other current liabilities	39,352	51,014

Total current liabilities	233,351	289,662

Long-term debt	755,148	845,100
Other long-term liabilities	20,252	20,797
Deferred tax liability	8,109	8,234
Fair value of derivative liabilities	5,927	12,106
Commitments and contingencies	—	—
Partners’ equity	1,001,924	893,282

Total liabilities and partners’ equity	$2,024,711	$2,069,181

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per unit amounts)
Revenues:
Midstream	$432,452	$352,437
Gas and NGL marketing activities	2,340	721

Total revenues	434,792	353,158

Operating costs and expenses:
Purchased gas	353,597	284,212
Operating expenses	26,465	27,879
General and administrative	12,689	13,853
Gain on sale of property	(14,343)	(828)
(Gain) loss on derivatives	3,696	(4,336)
Impairments	998	—
Depreciation and amortization	27,092	28,759

Total operating costs and expenses	410,194	349,539

Operating income	24,598	3,619
Other income (expense):
Interest expense, net of interest income	(26,855)	(17,534)
Loss on extinguishment of debt	(14,713)	(4,669)
Other income (expense)	182	(51)

Total other income (expense)	(41,386)	(22,254)

Loss from continuing operations before non-controlling interest and income taxes	(16,788)	(18,635)
Income tax provision	(575)	(421)

Loss from continuing operations	(17,363)	(19,056)
Income from discontinued operations, net of tax	—	3,750

Net loss	(17,363)	(15,306)

Less: Net income (loss) from continuing operations attributable to the non-controlling interest	(35)	32

Net loss attributable to Crosstex Energy, L.P.	$(17,328)	$(15,338)

Preferred interest in net income attributable to Crosstex Energy, L.P.	$3,125	$—

Beneficial conversion feature attributable to preferred units	$22,279	$—

General partner interest in net loss	$(1,496)	$(940)

Limited partners’ interest in net loss attributable to Crosstex Energy, L.P.	$(41,236)	$(14,398)

Net income (loss) attributable to Crosstex Energy, L.P. per limited partners’ unit:
Basic and diluted common unit	$(0.81)	$(1.06)

Basic and diluted senior subordinated series D unit (see Note 5(c))	$—	$8.85

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.
Consolidated Statement of Changes in Partners’ Equity
Three Months Ended March 31, 2010

							Accumulated
					General Partner		Other	Non-
	Common Unit		Preferred Units		Interest		Comprehensive	Controlling
	$	Units	$	Units	$	Units	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2009	$873,858	49,163	$—	—	$18,860	1,003	$(2,670)	$3,234	$893,282
Issuance of preferred units	—	—	120,786	14,706	—	—	—	—	120,786
Beneficial conversion feature attributable to preferred units	(22,279)	—	22,279	—	—	—	—	—	—
Proceeds from exercise of unit options	140	29	—	—	—	—	—	—	140
Conversion of restricted units for common units, net of units withheld for taxes	(1,772)	547	—	—	—	—	—	—	(1,772)
Capital contributions	—	—	—	—	2,687	312	—	—	2,687
Stock-based compensation	1,394	—	—	—	1,138	—	—	—	2,532
Net income (loss)	(18,957)	—	3,125	—	(1,496)	—	—	(35)	(17,363)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	1,402	—	1,402
Adjustment in fair value of derivatives	—	—	—	—	—	—	414	—	414
Distributions to non-controlling interest	—	—	—	—	—	—	—	(184)	(184)

Balance, March 31, 2010	$832,384	49,739	$146,190	14,706	$21,189	1,315	$(854)	$3,015	$1,001,924

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Net loss	$(17,363)	$(15,306)
Hedging gains (losses) reclassified to earnings	1,402	(4,200)
Adjustment in fair value of derivatives	414	(311)

Comprehensive loss	(15,547)	(19,817)
Comprehensive (income) loss attributable to non-controlling interest	35	(32)

Comprehensive loss attributable to Crosstex Energy, L.P.	$(15,512)	$(19,849)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,363)	$(15,306)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,092	34,716
Gain on sale of property	(14,343)	(879)
Impairments	998	—
Deferred tax expense	(125)	(293)
Non-cash stock-based compensation	2,532	1,606
Derivatives mark to market interest rate settlement	(24,160)	—
Non-cash derivatives loss	2,288	202
Non-cash loss on debt extinguishment	5,396	4,669
Payment of debt from interest paid-in-kind	(11,558)	—
Amortization of debt issue costs	2,128	1,439
Amortization of discount on notes	263	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	12,127	95,927
Natural gas and natural gas liquids, prepaid expenses and other	2,228	2,972
Accounts payable, accrued gas purchases and other accrued liabilities	(11,730)	(114,484)

Net cash provided by (used in) operating activities	(24,227)	10,569

Cash flows from investing activities:
Additions to property and equipment	(9,670)	(48,708)
Insurance recoveries on property and equipment	874	3,115
Proceeds from sale of property	39,675	11,019

Net cash provided by (used in) investing activities	30,879	(34,574)

Cash flows from financing activities:
Proceeds from borrowings	809,862	189,550
Payments on borrowings	(908,160)	(118,903)
Proceeds from capital lease obligations	—	1,489
Payments on capital lease obligations	(556)	(624)
Decrease in drafts payable	(1,622)	(21,514)
Debt refinancing costs	(28,063)	(13,364)
Conversion of restricted units, net of units withheld for taxes	(1,772)	(64)
Distributions to non-controlling interest	(184)	(228)
Distributions to partners	—	(11,597)
Proceeds from issuance of preferred units	120,786	—
Proceeds from exercise of unit options	140	—
Contributions from general partner	2,687	7

Net cash provided by (used in) financing activities	(6,882)	24,752

Net increase (decrease) in cash and cash equivalents	(230)	747
Cash and cash equivalents, beginning of period	779	1,636

Cash and cash equivalents, end of period	$549	$2,383

Cash paid for interest	$22,974	$17,333
Cash refund from income taxes	$5	$178
See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
(1) General
Unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” mean Crosstex Energy, L.P. and its consolidated subsidiaries.
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
The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior year to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.
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
(b) Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. The ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The Partnership has evaluated the ASU and determined that it is not currently impacted by the update.
(2) Asset Dispositions
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

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
The revenues, operating expenses, general and administrative expenses associated directly with the sold assets, depreciation and amortization expense, allocated Texas margin tax and an allocated interest expense related to the operations of the sold assets have been segregated from continuing operations and reported as discontinued operations for the three months ended March 31, 2009. Interest expense of $9.1 million for the three months ended March 31, 2009 was allocated to discontinued operations related to the debt repaid from the proceeds from the asset dispositions using average historical interest rates. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are revenues and income from discontinued operations (in thousands):

Three Months Ended
March 31, 2009
Midstream revenues	$179,200
Treating revenues	16,277
Income from discontinued operations, net of tax	3,750
(3) Long-Term Debt
As of March 31, 2010 and December 31, 2009, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the facility) at December 31, 2009 was 6.75%	$—	$529,614
New credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the new facility) at March 31, 2010 was 4.66%	38,000	—
Senior secured notes (including PIK notes (1) of $9.5 million), weighted average interest rate at December 31, 2009 was 10.5%	—	326,034
Senior unsecured notes, net of discount of $14,911, which bear interest at the rate of 8.875%	710,089	—
Series B secured note assumed in the Eunice transaction, which bears interest at the rate of 9.5%	18,054	18,054

	766,143	873,702
Less current portion	(10,995)	(28,602)

Debt classified as long-term	$755,148	$845,100

(1)	The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 (the “PIK notes”) in the form of an increase in the principal amounts unless the leverage ratio is less than 4.25 to 1.00 at the end of any fiscal quarter. These notes were paid in full in February 2010.
New Credit Facility. In February 2010, the Partnership amended and restated its existing secured bank credit facility with a new syndicated secured bank credit facility (the “new credit facility”). The new credit facility has a borrowing capacity of $420.0 million and matures in February 2014. Net proceeds from the new credit facility along with net proceeds from the senior unsecured notes discussed under “Senior Unsecured Notes” below were used to, among other things, repay the Partnership’s credit facility and senior secured notes including PIK notes in February 2010. The Partnership recognized a loss on extinguishment of debt of $14.7 million when the debt was repaid due to make-whole interest payments on the senior secured debt of $9.3 million and the write-off of unamortized debt costs of $5.4 million. Debt refinancing costs totaling $28.1 million associated with new borrowings, including the senior unsecured notes, are included in other noncurrent assets as of March 31, 2010 and amortized to interest expense over the term of the related debt.
As of March 31, 2010, $187.5 million was outstanding under the new bank credit facility, including $149.5 million of letters of credit, leaving approximately $232.5 million available for future borrowing.
The new credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of its equity interests in substantially all of the Partnership’s subsidiaries.
The Partnership may prepay all loans under the new credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The new credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the new credit facility.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
Under the new credit facility, borrowings bear interest at the Partnership’s option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The Partnership pays a per annum fee on all letters of credit issued under the new credit facility and a commitment fee of 0.50% per annum on the unused availability under the new credit facility. The letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership’s leverage ratio (as defined in the new credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

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
Based on the forecasted leverage ratio for 2010, the Partnership expects the applicable margin for the interest rate and letter of credit fee to be at the mid-point of these ranges. The new credit facility does not have a floor for the Base Rate or the Eurodollar Rate.
The new credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter (except for the interest coverage ratio, which builds to a four-quarter test during 2010).
The maximum permitted leverage ratio is as follows:
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
The maximum permitted senior leverage ratio (as defined in the new credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges), is 2.50 to 1.00.
The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is as follows:
•	1.50 to 1.00 for the fiscal quarter ending March 31, 2010;

•	1.75 to 1.00 for the fiscal quarters ending June 30, 2010 through December 31, 2010;

•	2.00 to 1.00 for the fiscal quarter ending March 31, 2011;

•	2.25 to 1.00 for the fiscal quarter ending June 30, 2011; and

•	2.50 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
In addition, the new credit facility contains various covenants that, among other restrictions, limit the Partnership’s ability to:
•	grant or assume liens;

•	make investments;

•	incur or assume indebtedness;

•	engage in mergers or acquisitions;

•	sell, transfer, assign or convey assets;

•	repurchase its equity, make distributions and certain other restricted payments;

•	change the nature of its business;

•	engage in transactions with affiliates;

•	enter into certain burdensome agreements;

•	make certain amendments to the omnibus agreement or its subsidiaries’ organizational documents;

•	prepay the senior unsecured notes and certain other indebtedness; and

•	enter into certain hedging contracts.
The new credit facility permits the Partnership to make quarterly distributions to unitholders so long as no default exists under the new credit facility.
Each of the following is an event of default under the new credit facility:
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
The Partnership is subject to interest rate risk on its new credit facility and may enter into interest rate swaps to reduce this risk.
The Partnership expects to be in compliance with the covenants in the new credit facility for the next twelve months.
Series B Secured Note. On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which includes an $18.1 million series B secured note. This note bears an interest rate of 9.5%. Payments including interest of $12.2 million and $7.4 million are due in 2010 and 2011, respectively.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
Senior Unsecured Notes. On February 10, 2010, the Partnership issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the “notes”) due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity. Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and original issue discount), together with borrowings under its new credit facility discussed above, were used to repay in full amounts outstanding under its old bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with its existing credit facility. The notes are unsecured and unconditionally guaranteed on a senior basis by certain of the Partnership’s direct and indirect wholly-owned subsidiaries, including all of the Partnership’s current subsidiaries other than Crosstex LIG, LLC and Crosstex Tuscaloosa, LLC, its Louisiana regulated entities, and Crosstex DC Gathering, J.V. Interest payments are due semi-annually in arrears starting on August 15, 2010.
The indenture governing the notes contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of its subsidiaries to:
•	sell assets including equity interests in its subsidiaries;

•	pay distributions on, redeem or repurchase units or redeem or repurchase its subordinated debt (as discussed in more detail below);

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred units;

•	create or incur certain liens;

•	enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership;

•	consolidate, merge or transfer all or substantially all of its assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries;

•	enter into sale and leaseback transactions; or

•	engage in certain business activities.
The indenture provides that if the Partnership’s fixed charge coverage ratio (the ratio of its consolidated cash flow to its fixed charges, each as defined in the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, the Partnership will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in the partnership agreement) with respect to the Partnership’s preceding fiscal quarter plus a number of items, including the net cash proceeds received by the Partnership as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If the Partnership’s fixed charge coverage ratio is less than 2.0 to 1.0, the Partnership will be able to pay distributions to its unitholders in an amount equal to an $80.0 million basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended.
If the notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, many of the covenants discussed above will terminate.
The Partnership may redeem up to 35% of the notes at any time prior to February 15, 2013 with the cash proceeds from equity offerings at a redemption price of 108.875% of the principal amount of the notes (plus accrued and unpaid interest to the redemption date) provided that:
•	at least 65% of the aggregate principal amount of the senior notes remains outstanding immediately after the occurrence of such redemption; and

•	the redemption occurs within 120 days of the date of the closing of the equity offering.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
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
Each of the following is an event of default under the indenture:
•	failure to pay any principal or interest when due;

•	failure to observe any other agreement, obligation, or other covenant in the indenture, subject to the cure periods for certain failures;

•	the Partnership or any of its subsidiaries’ default under other indebtedness that exceeds a certain threshold amount;

•	failures by it or any of its subsidiaries to pay final judgments that exceed a certain threshold amount; and

•	bankruptcy or other insolvency events involving the Partnership or any of its material subsidiaries.
If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies.
The senior unsecured notes are jointly and severally guaranteed by each of the Partnership’s current material subsidiaries (the “Guarantors”), with the exception of our regulated Louisiana subsidiaries (which may only guarantee up to $500.0 million of the Partnership’s debt), CDC (our joint venture in Denton County, Texas is not 100% owned by the Partnership) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership’s indebtedness, including the senior unsecured notes). Since certain wholly owned subsidiaries do not guarantee the senior unsecured notes, the condensed consolidating financial statements of the guarantors and non-guarantors as of and for the three months ended March 31, 2010 and 2009 are disclosed below in accordance with Rule 3-10 of Regulation S-X.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
Condensed Consolidating Balance Sheets
March 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$206,454	$17,123	$—	$223,577
Property, plant and equipment, net	1,007,277	230,905	—	1,238,182
Total other assets	562,949	3	—	562,952

Total assets	$1,776,680	$248,031	$—	$2,024,711

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$230,692	$2,659	$—	$233,351
Long-term debt	755,148	—	—	755,148
Other long-term liabilities	34,288	—	—	34,288
Partners’ capital	756,552	245,372	—	1,001,924

Total Liabilities & Partners’ Capital	$1,776,680	$248,031	$—	$2,024,711

December 31, 2009

	Guarantors	Non Guarantors	Elimination		Consolidated
	(in thousands)
ASSETS
Total current assets	$226,583	$12,759	$		$239,342
Property, plant and equipment, net	1,045,991	233,069		—	1,279,060
Total other assets	550,776	3		—	550,779

Total assets	$1,823,350	$245,831		$—	$2,069,181

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$283,539	$6,123		$—	$289,662
Long-term debt	845,100	—		—	845,100
Other long-term liabilities	41,137	—		—	41,137
Partners’ capital	653,574	239,708		—	893,282

Total liabilities & partners’ capital	$1,823,350	$245,831		$—	$2,069,181

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$419,708	$21,407	$(6,323)	$434,792
Total operating costs and expenses	(407,579)	(8,938)	6,323	(410,194)

Operating income (loss)	12,129	12,469	—	24,598
Interest expense, net	(25,772)	(1,083)	—	(26,855)
Other income (loss)	(14,531)	—	—	(14,531)

Income from continuing operations before non-controlling interest and income taxes	(28,174)	11,386	—	(16,788)
Income tax provision	(574)	(1)	—	(575)
Income from discontinued operations, net of tax	—	—	—	—
Net loss attributable to non-controlling interest	—	35	—	35

Net income (loss) attributable to Crosstex Energy, L.P.	$(28,748)	$11,420	$—	$(17,328)

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
For the Three Months Ended March 31, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$343,925	$14,048	$(4,815)	$353,158
Total operating costs and expenses	(346,225)	(8,129)	4,815	(349,539)

Operating income (loss)	(2,300)	5,919	—	3,619
Interest expense, net	(17,533)	(1)	—	(17,534)
Other income (loss)	(4,720)	—	—	(4,720)

Income from continuing operations before non-controlling interest and income taxes	(24,553)	5,918	—	(18,635)
Income tax provision	(420)	(1)	—	(421)
Income from discontinued operations, net of tax	3,750	—	—	3,750
Net income attributable to non-controlling interest	—	(32)	—	(32)

Net income (loss) attributable to Crosstex Energy, L.P.	$(21,223)	$5,885	$—	$(15,338)

Condensed Consolidating Statements of Cash Flow
For the Three Months Ended March 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Net cash flows provided by (used in) operating activities	$(33,452)	$9,225	$—	$(24,227)
Net cash flows provided by (used in) investing activities	$33,438	$(2,559)	$—	$30,879
Net cash flows provided by (used in) financing activities	$(6,698)	$(6,803)	$6,619	$(6,882)
For the Three Months Ended March 31, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Net cash flows provided by operating activities	$6,028	$4,541	$—	$10,569
Net cash flows used in investing activities	$(26,087)	$(8,487)	$—	$(34,574)
Net cash flows provided by (used in) financing activities	$24,752	$3,958	$(3,958)	$24,752
(4) Other Long-Term Liabilities
The Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of March 31, 2010 are summarized as follows (in thousands):

Equipment	$27,192
Less: Accumulated amortization	(4,595)

Net assets under capital lease	$22,597

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of March 31, 2010 (in thousands):

2010	$2,295
2011 through 2014 ($3,034 annually)	12,136
Thereafter	12,747
Less: Interest	(3,932)

Net minimum lease payments under capital lease	23,246
Less: Current portion of net minimum lease payments	(2,994)

Long-term portion of net minimum lease payments	$20,252

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
(5) Partners’ Capital
(a) Sale of Preferred Units
On January 19, 2010, the Partnership issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. Crosstex Energy, GP, L.P. made a general partner contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Partnership has the right to force conversion of the preferred units after three years if (i) the daily volume-weighted average trading price of the common units is greater than 150% of the then-applicable conversion price for 20 out of the trailing 30 days ending on two trading days before the date on which the Partnership delivers notice of such conversion, and (ii) the average daily trading volume of common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. The preferred units are not redeemable but will pay a quarterly distribution that will be the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if the Partnership pays a cash distribution on common units.
The preferred units were issued at a discount to the market price of the common units they are convertible into. This discount totaling $22.3 million represents a beneficial conversion feature (BCF) and is reflected as a reduction in common unit equity and increase in preferred equity to reflect the market value of the preferred units at issuance on the Partnership’s consolidated statement of changes in partners’ equity for the three months ended March 31, 2010. The impact of the BCF is also included in earnings per unit for the three months ended March 31, 2010.
(b) Cash Distributions
Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. As described under (a) Sale of Preferred Units above, the preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. The general partner is not entitled to a 2% distribution with respect to the quarterly preferred distribution of $0.2125 per unit that is made solely to the preferred unitholders. The general partner is entitled to a 2% distribution with respect to all distributions made to common unitholders. If the distributions are in excess of $0.2125 per unit, distributions are made 98% to the common and preferred unitholders and 2% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes distribute in excess of $0.375 per unit. No incentive distributions were earned by the Partnership’s general partner for the three months ended March 31, 2010 and 2009.
(c) Earnings per Unit and Dilution Computations
The Partnership had common units and preferred units outstanding during the three months ended March 31, 2010 and common units and senior subordinated series D units outstanding during the three months ended March 31, 2009. The senior subordinated series D units, which converted to common units in March 2009, were considered common securities prior to conversion but were presented as a separate class of common equity because they did not participate in cash distributions during their subordination period. The senior subordinated series D units were issued in March 2007 at a discount, referred to as a BCF, totaling $34.3 million to the market price of the common units they were convertible into at the end of their subordination period. Since the conversion of the senior subordinated series D units into common units was contingent (as described with the terms of such units) until the end of their subordination period, the BCF was not recognized until the end of such subordination period when the criteria for conversion was met. The BCFs attributable to both the senior subordinated series D units and the preferred units, discussed under (a) Sale of Preferred Units above, represent non-cash distributions that are treated in the same way as a cash distribution for earnings per unit computations.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
The preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Income is allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned.
The following table reflects the computation of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Three Months Ended March 31,
	2010	2009
Limited partners’ interest in net loss	$(41,236)	$(14,398)

Distributed earnings allocated to:
Common units	$—	$11,234
Unvested restricted units	—	134
Senior subordinated series D units (1)	—	34,297

Total distributed earnings	$—	$45,665

Undistributed loss allocated to:
Common units	$(40,129)	$(59,471)
Unvested restricted units	(1,107)	(592)
Senior subordinated series D units	—	—

Total undistributed loss	$(41,236)	$(60,063)

Net income (loss) allocated to:
Common units	$(40,129)	$(48,237)
Unvested restricted units	(1,107)	(458)
Senior subordinated series D units	—	34,297

Total limited partners’ interest in net loss	$(41,236)	$(14,398)

Limited partners’ interest in income from discontinued operations:
Common units (2)	$—	$3,641
Unvested restricted units	—	34

Total income from discontinued operations	$—	$3,675

Basic and diluted net income (loss) per unit from continuing operations:
Common unit	$(0.81)	$(1.14)

Senior subordinated series D unit	$—	$8.85

Basic and diluted net income on discontinued operations:
Common unit	$—	$0.08

Senior subordinated series D unit	$—	$—

Total basic and diluted net income (loss) per unit:
Common unit	$(0.81)	(1.06)

Senior subordinated series D unit	$—	$8.85

(1)	Represents BCF recognized at end of subordination period for senior subordinated series D units.

(2)	Represents 98.0% for the limited partners’ interest in discontinued operations.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	49,739	45,318
Weighted average senior subordinated series D units	—	3,875
All common unit equivalents were antidilutive in the three months ended March 31, 2010 and 2009 because the limited partners were allocated net losses in these periods.
When quarterly distributions are made pro-rata to common and preferred unitholders, net income for the general partner consists of incentive distributions to the extent earned, a deduction for stock-based compensation attributable to CEI’s stock options and restricted shares and 2% of the original Partnership’s net income (loss) adjusted for the CEI stock-based compensation specifically allocated to the general partner. When quarterly distributions are made solely to the preferred unitholders, the net income for the general partner consists of the CEI stock-based compensation deduction and 2% of the Partnership’s net income (loss) after the allocation of income to the preferred unitholders with respect to their preferred distribution adjusted for the CEI stock-based compensation specifically allocated to the general partner. The net income (loss) allocated to the general partner is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Income allocation for incentive distributions	$—	$—
Stock-based compensation attributable to CEI’s stock options and restricted shares	(1,109)	(646)
2% general partner interest in net loss	(387)	(294)

General partner share of net loss	$(1,496)	$(940)

(6) Employee Incentive Plans
(a) Long-Term Incentive Plans
The Partnership accounts for share-based compensation in accordance with FASB ASC 718, which requires compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements.
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

	Three Months Ended March 31,
	2010	2009
Cost of share-based compensation charged to general and administrative expense	$2,110	$1,287
Cost of share-based compensation charged to operating expense	422	319

Total amount charged to income	$2,532	$1,606

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
(b) Restricted Units
The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2010 is provided below:

	Three Months Ended March 31, 2010
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	2,088,005	$7.31
Vested*	(731,240)	3.44
Forfeited	(13,776)	10.40

Non-vested, end of period	1,342,989	$9.20

Aggregate intrinsic value, end of period (in thousands)	$14,437

*	Vested units include 204,651 units withheld for payroll taxes paid on behalf of employees.
The Partnership issued performance-based restricted units in 2008 to executive officers. The minimum level of performance-based awards is included in restricted units outstanding and is included in the current share-based compensation cost calculations at March 31, 2010. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted units vest in March 2011.
A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2010 and 2009 are provided below (in thousands):

	Three Months Ended March 31,
Crosstex Energy, L.P. Restricted Units:	2010	2009
Aggregate intrinsic value of units vested	$6,316	$353
Fair value of units vested	$2,518	$2,301
As of March 31, 2010, there was $6.0 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.2 years.
(c) Unit Options
A summary of the unit option activity for the three months ended March 31, 2010 is provided below:

	Three Months Ended March 31, 2010
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	882,836	$6.43
Exercised	(29,058)	4.78
Forfeited	(35,674)	12.09

Outstanding, end of period	818,104	$6.24

Options exercisable at end of period	788,439	$6.27
Weighted average contractual term (years) end of period:
Options outstanding	8.6
Options exercisable	4.7
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,544
Options exercisable	$379

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
A summary of the unit options intrinsic value (market value in excess of exercise price at date of exercise) exercised and fair value of units vested (value per Black-Scholes option pricing model at date of grant) during the three months ended March 31, 2010 and 2009 are provided below (in thousands):

	Three Months Ended March 31,
Crosstex Energy, L.P. Unit Options:	2010	2009
Intrinsic value of units options exercised	$159	$—
Fair value of units vested	$35	$—
As of March 31, 2010, there was $1.2 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted-average period of 2.1 years.
(d) Crosstex Energy, Inc.’s Stock and Option Plan
CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activity for the three months ended March 31, 2010 is provided below:

	Three Months Ended March 31, 2010
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, Inc. Restricted Shares:	Shares	Fair Value
Non-vested, beginning of period	1,391,973	$9.37
Vested*	(44,745)	22.92
Forfeited	(13,320)	10.30

Non-vested, end of period	1,333,908	$8.73

Aggregate intrinsic value, end of period (in thousands)	$11,605

*	Vested shares include 17,627 shares withheld for payroll taxes paid on behalf of employees
The Company issued performance-based restricted shares in 2008 to executive officers. The minimum level of performance-based awards is included in restricted shares outstanding and is included in the current share-based compensation cost calculations at March 31, 2010. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted shares vest in March 2011.
A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three months ended March 31, 2010 and 2009 are provided below (in thousands):

	Three Months Ended March 31,
Crosstex Energy, Inc. Restricted Shares:	2010	2009
Aggregate intrinsic value of shares vested	$315	$618
Fair value of shares vested	$1,026	$2,860
As of March 31, 2010, there was $5.1 million of unrecognized compensation costs related to non-vested CEI restricted shares for officers and employees. The cost is expected to be recognized over a weighted average period of 2.0 years.
CEI Stock Options
CEI stock options have not been granted to officers and employees of the Partnership since 2005. The 30,000 CEI stock options previously awarded, vested and outstanding at December 31, 2009 that were held by officers and employees of the Partnership were forfeited on January 1, 2010.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
(7) Derivatives
Interest Rate Swaps
In conjunction with the repayment of its old credit facility in February 2010, the Partnership settled all of its interest rate swaps for total payments of $27.2 million. The balance of $0.6 million in accumulated other comprehensive income related to the interest rate swaps was moved to realized loss as a part of the settlement
The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$22,405	$382
Realized losses on derivatives	(26,542)	(4,556)

	$(4,137)	$(4,174)

Commodity Swaps
The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.
The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “marketing financial swaps,” “storage swaps,” “basis swaps” and “processing margin swaps.” Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership’s systems. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.
The components of (gain) loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended March 31,
	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$2,348	$524
Realized (gain) loss on derivatives	1,408	(5,942)
Ineffective portion of derivatives qualifying for hedge accounting	(60)	(5)

Net (gain) loss related to commodity swaps	3,696	(5,423)
Net loss included in income from discontinued operations	—	1,087

(Gain) loss on derivatives included in continuing operations	$3,696	$(4,336)

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Fair value of derivative assets — current, designated	$232	$369
Fair value of derivative assets — current, non-designated	8,134	8,743
Fair value of derivative assets — long term, non-designated	6,168	5,665
Fair value of derivative liabilities — current, designated	(1,090)	(2,536)
Fair value of derivative liabilities — current, non-designated	(11,378)	(9,841)
Fair value of derivative liabilities — long term, non-designated	(5,927)	(5,338)

Net fair value of derivatives	$(3,861)	$(2,938)

Set forth below is the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at March 31, 2010 (all gas volumes are expressed in MMBtus and liquids are expressed in gallons). The remaining term of the contracts extend no later than June 2011 for derivatives, except for certain basis swaps that extend to March 2012. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

March 31, 2010
Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:*
Liquids swaps (short contracts)	(7,475)	$(944)
Liquids swaps (long contracts)	494	86

Total swaps designated as cash flow hedges		$(858)

Mark to Market Derivatives:*
Swing swaps (long contracts)	263	$(5)
Physical offsets to swing swap transactions (short contracts)	—	—
Swing swaps (short contracts)	(3,450)	(15)
Physical offsets to swing swap transactions (long contracts)	3,713	9

Basis swaps (long contracts)	48,011	11,317
Physical offsets to basis swap transactions (short contracts)	(3,340)	11,033
Basis swaps (short contracts)	(42,221)	(9,162)
Physical offsets to basis swap transactions (long contracts)	3,340	(12,647)

Third-party on-system financial swaps (long contracts)	36	(153)
Third-party on-system financial swaps (short contracts)	(37)	41

Processing margin hedges — liquids (short contracts)	(12,491)	(1,631)
Processing margin hedges — gas (long contracts)	1,303	(1,893)

Storage swap transactions (short contracts)	(80)	103

Total mark to market derivatives		$(3,003)

*	All are gas contracts, volume in MMBtu’s, except for processing margin hedges — liquids and liquids swaps (volume in gallons).
On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss of $25.5 million would be reduced to $13.4 million due to the netting feature which all relates to other energy companies.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
Impact of Cash Flow Hedges
The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended March 31,
Increase (decrease) in Midstream revenue	2010	2009
Natural gas	$—	$488
Liquids	(842)	5,178
Realized (gain) included in income from discontinued operations	—	(356)

Realized gain (loss) included in income from continuing operations	$(842)	$5,310

Natural Gas
As of March 31, 2010, the Partnership has no balances in accumulated other comprehensive income related to natural gas.
Liquids
As of March 31, 2010, an unrealized derivative fair value net loss of $0.9 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss), all of which is expected to be reclassified into earnings through March 2011. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Derivatives Other Than Cash Flow Hedges
Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps and processing margin swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the consolidated statements of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
March 31, 2010	$(3,244)	$241	$—	$(3,003)
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
FASB ASC 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
The Partnership’s derivative contracts primarily consist of commodity swaps and interest rate swap contracts which are not traded on a public exchange. The fair values of commodity swap contracts are determined using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs for future interest rates and commodity prices that are readily available in public markets or can be derived from information available in publicly quoted markets. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk and are classified as Level 2 in hierarchy. The Partnership determines the value of interest rate swap contracts by utilizing inputs and quotes from the counterparties to these contracts. The reasonableness of these inputs and quotes is verified by comparing similar inputs and quotes from other counterparties as of each date for which financial statements are prepared. The market inputs for valuing the Partnership’s interest rate swap contracts are also classified as Level 2 in hierarchy.
Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	March 31,	December 31,
	2010	2009
	Level 2	Level 2

Interest Rate Swaps	$—	$(24,728)
Commodity Swaps*	(3,861)	(2,938)

Total	$(3,861)	$(27,666)

*	Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date.
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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$549	$549	$779	$779
Trade accounts receivable and accrued revenues	198,982	198,982	207,655	207,655
Fair value of derivative assets	14,534	14,534	14,777	14,777
Accounts payable, drafts payable and accrued gas purchases	167,743	167,743	174,007	174,007
Long-term debt	766,143	803,709	873,702	872,340
Obligations under capital lease	23,246	21,070	23,799	22,399
Fair value of derivative liabilities	18,395	18,395	42,443	42,443
The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.
The Partnership’s long-term debt included borrowings under its revolving credit facilities totaling $38.0 million as of March 31, 2010 and $529.6 million as of December 31, 2009, respectively, and accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the new and old credit facilities. As of March 31, 2010, the Partnership also had borrowings totaling $725.0 million under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $18.1 million with a fixed rate of 9.5%. As of December 31, 2009, the Partnership also had borrowings totaling $326.0 million under senior secured notes with a weighted average interest rate of 10.5% and the series B secured note with a principal amount of $18.1 million with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of March 31, 2010 was based on third party market quotations. The fair values of the senior secured notes as of December 31, 2009 and the series B secured note as of March 31, 2010 and December 31, 2009 were adjusted to reflect current market interest rate for such borrowings on the applicable date. The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
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
(b) Environmental Issues
The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third-party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. The Partnership does not expect to incur any material liability with these sites; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations. In addition, the Partnership has disclosed possible Clean Air Act monitoring deficiencies it has discovered to the Louisiana Department of Environmental Quality (LDEQ) and is working with the department to correct these deficiencies and to address modifications to facilities to bring them into compliance. The Partnership does not expect to incur any material environmental liability associated with these issues.
(c) Other
The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.
In December 2008, Denbury Onshore, LLC (“Denbury”) initiated formal arbitration proceedings against Crosstex CCNG Processing Ltd. (“Crosstex Processing”), Crosstex Energy Services, L.P. (“Crosstex Energy”), Crosstex North Texas Gathering, L.P. (“Crosstex Gathering”) and Crosstex Gulf Coast Marketing Ltd. (“Crosstex Marketing”), all wholly-owned subsidiaries of the Partnership, asserting a claim for breach of contract under a gas processing agreement. Denbury alleged damages in the amount of $16.2 million, plus interest and attorneys’ fees. Crosstex denied any liability and sought to have the action dismissed. A three-person arbitration panel conducted a hearing on the merits in December 2009. At the close of the evidence at the hearing, the panel granted judgment for Crosstex on one of Denbury’s claims, and on February 16, 2010, the panel granted judgment for Denbury on its remaining claims in the amount of $3.0 million plus interest, attorneys’ fees and costs. The panel will conduct additional proceedings to determine the amount of attorneys’ fees and costs, if any, that should be awarded to Denbury. The Partnership estimates that the total award will be between $3.0 million and $4.0 million at the conclusion of these additional proceedings. The Partnership has accrued $3.7 million in other current liabilities for this award as of December 31, 2009 and reflected the related expense in purchased gas costs in the fourth quarter of 2009. This liability remains unsettled at March 31, 2010.
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

CROSSTEX ENERGY, L.P.
Notes to Condensed Consolidated Financial Statements — Continued
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
On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed the Partnership approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.3 million for July 2008 sales. During 2008 and 2009, the Partnership fully reserved the unsecured claim of $3.9 million and the receivable was written-off as of December 31, 2009. In April 2010, the Partnership settled with the Estate its $2.3 million administrative claim for $2.1 million. The additional $0.2 million loss was realized as of March 31, 2010.
(11) Subsequent Events
Subsequent to the quarter end March 31, 2010 and prior to issuance of the financial statements, the Partnership sold a non-operational processing plant held in inventory for $19.5 million which approximates the carrying value of the plant. No further events material to the financial statement presentation were noted during this review of subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.
Overview
We are a Delaware limited partnership formed on July 12, 2002 to indirectly acquire substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. Historically, we have operated in two industry segments, Midstream and Treating, with a geographic focus, along the Texas Gulf Coast, in the north Texas Barnett Shale area, and in Louisiana and Mississippi. In February 2009, we sold our Oklahoma assets; in August 2009 we sold our Alabama, Mississippi and south Texas Midstream assets; in October 2009 we sold our Treating assets; and in January 2010 we sold our east Texas assets. Our primary focus for our continuing operations is on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs), as well as providing certain producer services, which constitute one reporting segment of midstream activity. Currently our geographic focus is in the north Texas Barnett Shale area and in Louisiana. We manage our operations by focusing on gross margin because our business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee.
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
We generally gather or transport gas owned by others through our facilities for a fee, or we buy natural gas from a producer, plant or shipper at either a fixed discount to a market index or a percentage of the market index, then transport and resell the natural gas. We attempt to execute all purchases and sales substantially concurrently, or we enter into a future delivery obligation, thereby establishing the basis for the margin we will receive for each natural gas transaction. We are also party to certain long-term gas sales commitments that we satisfy through supplies purchased under long-term gas purchase agreements. When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time the supplies that we have under contract may decline due to reduced drilling or other causes and we may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In our purchase/sale transactions, the resale price is generally based on the same index at which the gas was purchased. However, we have certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and we capture the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as our margin. Changes in the basis spread can increase or decrease our margins (or even be negative at times). For example, we are a party to a contract with a term to 2019 to supply approximately 150 MMBtu/d of gas. We buy the gas for this contract on several different production-area indices into our North Texas Pipeline and sell the gas into a different market area index. For the first quarter of 2010, this imbalance resulted in a loss of approximately $0.7 million on this contract due to the basis differentials between the various market prices, which may be more or less in future quarters depending on market conditions.
We also realize gross margins from our processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fixed-fee based. Under a margin contract arrangement our gross margins are higher during periods of high liquid prices relative to natural gas prices. Gross margin results under a POL contract are impacted only by the value of the liquids produced with margins higher during periods of relatively high liquids prices. Under fixed-fee based contracts our margins are driven by throughput volume. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”
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

Recent Developments and Business Strategy
During the past 18 months, we have repositioned ourselves through our asset dispositions and by recapitalizing and reorganizing our operations. We are now well positioned to focus on the performance and growth of our existing assets, to pursue strategic acquisitions and to undertake selective construction and expansion opportunities. During the first quarter of 2010, we recapitalized our operations with the following transactions:
•	Sale of Preferred Units. On January 19, 2010, we issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. Crosstex Energy, GP, L.P. made a general partner contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. We have the right to force conversion of the preferred units after three years if (i) the daily volume-weighted average trading price of the common units is greater than 150% of the then-applicable conversion price for 20 out of the trailing 30 days ending on two trading days before the date on which we deliver notice of such conversion, and (ii) the average daily trading volume of common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion. The preferred units are not redeemable. They will receive a quarterly distribution that will be the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if we pay a cash distribution on common units.

•	Issuance of Senior Unsecured Notes. On February 10, 2010, we issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 at an issue price of 97.907% to yield 9.25% to maturity, including the original issue discount (OID). Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and OID), together with borrowings under our new credit facility discussed below, were used to repay in full amounts outstanding under our old bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with our old credit facility. The notes are unsecured and unconditionally guaranteed on a senior basis by certain of our direct and indirect subsidiaries, including substantially all of our current subsidiaries. Interest payments are due semi-annually in arrears starting in August 2010. We have the option to redeem all or a portion of the notes at any time on or after February 15, 2014, at the specified redemption prices. Prior to February 15, 2014, we may redeem the notes, in whole or in part, at a “make-whole” redemption price. In addition, we may redeem up to 35% of the notes prior to February 15, 2013 with the cash proceeds from certain equity offerings.

•	New Credit Facility. In February 2010, we amended and restated our secured bank credit facility with a new secured bank credit facility, which is guaranteed by substantially all of our subsidiaries. The new credit facility has a borrowing capacity of $420.0 million and matures in February 2014. Obligations under the new credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in substantially all of our subsidiaries. Under the new credit facility, borrowings bear interest at our option at the British Bankers Association LIBOR Rate plus an applicable margin, or the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate, in each case plus an applicable margin. We pay a per annum fee on all letters of credit issued under the new credit facility, and we pay a commitment fee of 0.50% per annum on the unused availability under the new credit facility. The letter of credit fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio.
We also completed the sale of our east Texas assets for $40.0 million in January 2010 and recognized a $14.1 million gain on disposition.

Results of Operations
Set forth in the table below is certain financial and operating data for the periods indicated, which excludes financial and operating data considered discontinued operations.

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Midstream revenues	$432.5	$352.4
Purchased gas	(353.6)	(284.2)
Gas and NGL marketing activities	2.3	0.7

Total gross margin	$81.2	$68.9

Midstream Volumes (MMBtu/d):
Gathering and transportation	1,998,000	2,031,000
Processing	1,393,000	1,098,000
Producer services	57,000	110,000
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Gross Margin and Gas and NGL Marketing Activities. Gross margin was $81.2 million for the three months ended March 31, 2010 compared to $68.9 million for the three months ended March 31, 2009, an increase of $12.2 million, or 17.8%. The increase was primarily due to gross margin improvement in the processing business due to a favorable NGL market. Gross margin from gas and NGL marketing activities increased for the comparative periods by approximately $1.6 million primarily due to an improved fee structure and an increase in activity in the liquids marketing business.
The favorable processing environment led to significant gross margin growth for processing plants in Louisiana for the three months ended March 31, 2010 over the same period in 2009. Overall the plants in the region reported a gross margin increase of approximately $9.3 million. The primary contributors to this improvement were the Plaquemine, Gibson and Eunice processing plants which had gross margin increases of $3.4 million, $2.5 million and $1.7 million, respectively. The LIG gathering and transmission system contributed gross margin growth of $4.9 million for the three months ended March 31, 2010, primarily due to improved pricing and higher volumes on the northern part of the system. In addition, the LIG results include a one time adjustment to revenue due to the refund of fees related to the settlement of a rate case on the system. The total financial impact of this adjustment is a reduction in gross margin of $1.2 million. The north Texas region had an overall gross margin decline for the comparable periods of $1.4 million. A throughput volume decrease on the gathering and transmission systems contributed to a gross margin decline of $2.0 million for the three months ended March 31, 2010 over the same period in 2009. This was partially offset by a gross margin increase of $0.6 million on the north Texas processing assets. The east Texas pipeline system and the Arkoma system, which were sold in January 2010 and April 2009, respectively, but not reported in discontinued operations, contributed a total gross margin decline of $2.1 million.
Operating Expenses. Operating expenses were $26.5 million for the three months ended March 31, 2010 compared to $27.9 million for the three months ended March 31, 2009, a decrease of $1.4 million, or 5.1%. The decrease is a result of strategic initiatives undertaken to reduce expenses.
General and Administrative Expenses. General and administrative expenses were $12.7 million for the three months ended March 31, 2010 compared to $13.9 million for the three months ended March 31, 2009, a decrease of $1.2 million, or 8.4%. The decrease is a result of strategic initiatives undertaken to reduce expenses which yielded reductions of $1.6 million and $0.7 million in compensation related costs and utilities and rent, respectively. These reductions were partially offset by increased bad debt of $0.3 million on the SemStream bankruptcy settlement and $0.8 million in professional and consulting fees.
Gain on Sale of Property. Assets sold during the three months ended March 31, 2010 generated a net gain of $14.3 million, resulting primarily from the sale of the east Texas assets.
Gain/Loss on Derivatives. We had a loss on derivatives of $3.7 million for the three months ended March 31, 2010 compared to a gain of $4.3 million for the three months ended March 31, 2009. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended March 31,
	2010		2009
(Gain)/Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$2.1	$(0.5)	$(0.9)	$(0.7)
Processing margin hedges	1.8	1.9	(4.1)	(4.1)
Storage	(0.1)	—	(0.2)	(1.0)
Other	(0.1)	—	(0.2)	(0.2)

Net gains (losses) related to commodity swaps	3.7	1.4	(5.4)	(6.0)
Derivative gains included in income from discontinued operations	—	—	1.1	0.4

Derivative (gains) losses from continuing operations	$3.7	$1.4	$(4.3)	$(5.6)

Impairments. Impairment expense was $1.0 million for the three months ended March 31, 2010 and there were no impairments during the three months ended March 31, 2009. The impairment in 2010 relates to expected loss on the sale of pipe in inventory during the second quarter of 2010.
Depreciation and Amortization. Depreciation and amortization expenses were $27.1 million for the three months ended March 31, 2010 compared to $28.8 million for the three months ended March 31, 2009, a decrease of $1.7 million, or 5.8%, resulting primarily from the decision made in the fourth quarter of 2009 to extend the depreciable lives on processing plants.
Interest Expense. Interest expense was $26.9 million for the three months ended March 31, 2010 compared to $17.5 million for the three months ended March 31, 2009, an increase of $9.3 million, or 53.2%. The increase in interest expense between periods was primarily due to increased borrowing rates on our facilities between periods and additional expense totaling $1.6 million associated with make-whole interest payments and the write-off of debt issue costs for the January repayment of debt with proceeds from the preferred unit sale and the east Texas asset sale. Our borrowing rates are higher in 2010 due to the late February 2009 amendments to our old credit facility and senior secured notes which were repaid in full in mid-February 2010 with proceeds from the issuance of our $725.0 million senior unsecured notes. Net interest expense consists of the following (in millions):

	Three Months Ended March 31,
	2010	2009
Senior notes (secured and unsecured)	$12.8	$6.1
PIK interest on senior secured notes	1.4	0.4
Bank credit facility	3.8	4.2
Mark to market interest rate swaps	(22.4)	(0.4)
Realized interest rate swaps	26.5	4.6
Amortization of debt issue costs	2.1	1.5
Other	2.7	1.1

Total	$26.9	$17.5

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt during the three months ended March 31, 2010 and 2009 of $14.7 million and $4.7 million, respectively. In February 2010, we repaid our existing credit facility and senior secured notes which resulted in make-whole interest payments on our senior secured notes and the write-off of unamortized debt costs totaling $14.7 million. The loss of $4.7 million on extinguishment of debt incurred in the three months ended March 31, 2009 related to the amendment of our old credit facility and the senior secured notes.
Discontinued Operations. During 2009, we sold certain non-strategic assets. In accordance with FASB ASC 360-10-05-4 the results of operations related to the assets sold are presented in income from discontinued operations for the three months ended March 31, 2009. Revenues, the related costs of operations, depreciation and amortization, and allocated interest are reflected in the income from discontinued operations. No income taxes are attributed to income from discontinued operations and no general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

Three Months Ended
March 31, 2009
Midstream revenues	$179.2
Treating revenues	$16.3
Net income from discontinued operations	$3.8
Gathering and Transmission Volumes (MMBtu/d)	574,000
Processing Volumes (MMBtu/d)	194,000
Critical Accounting Policies
Information regarding our Critical Accounting Policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources
Cash Flows from Operating Activities. Net cash used in operating activities was $24.2 million for the three months ended March 31, 2010 compared to net cash provided by operations of $10.6 million for the three months ended March 31, 2009. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Income before non-cash income and expenses	$(26.9)	$26.1
Changes in working capital	2.6	(15.6)
The primary reason for the decrease in cash flow from income before non-cash income and expenses of $53.0 million from 2009 to 2010 relates to interest payments for settlements of interest rate swaps, make-whole payments, and PIK notes.
Cash Flows from Investing Activities. Net cash provided from investing activities was $30.9 million for the three months ended March 31, 2010 and net cash used in investing activities was $34.6 million for the three months ended March 31, 2009. Our primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Growth capital expenditures	$7.5	$46.6
Maintenance capital expenditures	2.2	2.1

Total	$9.7	$48.7

Cash flows from investing activities for the three months ended March 31, 2010 and 2009 also include proceeds from property sales of $39.7 million and $11.0 million, respectively. The east Texas assets were sold in the quarter ending March 31, 2010 for $40.0 million. The Arkoma asset was sold in the quarter ending March 31, 2009 for $11.0 million.
Cash Flows from Financing Activities. Net cash used by financing activities was $6.9 million and net cash provided by financing was $24.8 million for the three months ended March 31, 2010 and 2009, respectively. Financing activities during 2010 primarily relate to the issuance of senior unsecured notes, sale of preferred units and establishment of a new credit facility and repaying our prior credit facility and senior secured notes. Our financing activities during 2009 primarily relate to funding of capital expenditures. Our financings have primarily consisted of borrowings and repayments under our old and new bank credit facilities, borrowings and repayments under capital lease obligations, senior secured note repayments, senior unsecured note borrowings and debt refinancing costs during 2010 and 2009 as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Net borrowings (repayments) under bank credit facilities	$(491.6)	$73.0
Senior secured note repayments	(316.5)	(2.4)
Senior unsecured note borrowings (net of discount on the note)	709.8	—
Net borrowings (repayments) under capital lease obligations	(0.6)	0.9
Debt refinancing costs	(28.1)	(13.4)

Historically distributions to unitholders and our general partner represented our primary use of cash in financing activities. We ceased making distributions in the first quarter of 2009 due to liquidity issues and because the terms of our old credit facility and senior secured note agreement restricted our ability to make distributions unless certain conditions were met. No cash distributions were paid during the three months ended March 31, 2010. Total cash distributions made during the three months ended March 31, 2009 were as follows (in millions):

Three Months Ended March 31, 2009
Common units	$11.4
Subordinated units	—
General partner	0.2

Total	$11.6

Although our new credit facility does not limit our ability to make distributions as long as we are not in default of such facility (and the indenture governing our senior unsecured notes only requires us to meet a minimum fixed charge coverage ratio test in order to make distributions), any decision to make cash distributions on our units and the amount of any such distributions will consider maintaining sufficient cash flow in excess of the distribution to continue to move towards lower leverage ratios. We have established a target over the next couple of years of achieving a ratio of total debt to Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, impairments, non-cash mark-to-market items and other miscellaneous non-cash items) of less than 4.0 to 1.0, and we do not currently expect to make cash distributions on our outstanding units unless such ratio is less than 4.5 to 1.0 (pro forma for any distribution). We will also consider general economic conditions and our outlook for our business as we determine to pay any distribution.
In May 2010, we declared a cash distribution on our preferred units of $0.2125 per unit for a total $3.1 million payable in May 2010. As described under “Recent Developments and Business Strategy — Sale of Preferred Units” above, the quarterly distributions on our preferred units may be paid in cash, in additional preferred units issued in kind or any combination thereof at our discretion. The distribution payment in cash to the preferred units was in compliance with our financial guidelines of achieving a ratio of debt to Adjusted EBITDA of less than 4.5 to 1.0 on a pro forma basis before making cash distributions.
In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our $420.0 million new credit facility to fund checks as they are presented. As of March 31, 2010, we had approximately $232.5 million of available borrowing capacity under this facility. Changes in drafts payable for the three months ended 2010 and 2009 were as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Decrease in drafts payable	$1.6	$21.5
Working Capital Deficit. We had a working capital deficit of $9.8 million as of March 31, 2010, primarily due to a net liability for our fair value of derivatives of $4.1 million and drafts payable of $3.6 million. Our fair value of derivatives reflects the mark to market of commodity derivatives. As discussed under “Cash Flow from Financing Activities” above, in order to reduce our interest costs we do not borrow money to fund outstanding checks until they are presented to our bank.
Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2010.
Capital Requirements. Our 2010 capital budget includes approximately $25.0 million of identified growth projects. Although we expect to identify more growth projects during 2010 in addition to projects currently budgeted, we do not anticipate that our capital expenditures during 2010 will exceed $100.0 million. During the first quarter of 2010, our growth capital investments were $7.5 million which were funded by internally generated cash flow.
Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2010, is as follows (in millions):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$781.1	$11.0	$7.1	$—	$—	$38.0	$725.0
Interest payable on fixed long-term debt obligations	509.3	33.8	63.8	63.5	63.5	63.5	221.2
Capital lease obligations	27.2	2.4	3.0	3.0	3.0	3.0	12.8
Operating leases	51.2	9.0	12.4	9.6	6.4	4.9	8.9
Uncertain tax position obligations	3.3	3.3	—	—	—	—	—

Total contractual obligations	$1,372.1	$59.5	$86.3	$76.1	$72.9	$109.4	$967.9

The above table does not include any physical or financial contract purchase commitments for natural gas.

Indebtedness
As of March 31, 2010 and December 31, 2009, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rates (per the facility) at December 31, 2009 was 6.75%	$—	$529,614
New credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the new facility) at March 31, 2010 was 4.66%	38,000	—
Senior secured notes (including PIK notes (1) of $9.5 million), weighted average interest rate at December 31, 2009 was 10.5%	—	326,034
Senior unsecured notes, net of discount of $14,911 which bear interest at the rate of 8.875%,	710,089	—
Series B secured note assumed in the Eunice transaction, which bears interest at the rate of 9.5%	18,054	18,054

	766,143	873,702
Less current portion	(10,995)	(28,602)

Debt classified as long-term	$755,148	$845,100

(1)	The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 (the “PIK notes”) in the form of an increase in the principal amounts unless the leverage ratio is less than 4.25 to 1.00 at the end of any fiscal quarter. These notes were paid in full in February 2010.
New Credit Facility. As of March 31, 2010, we had a new bank credit facility with a borrowing capacity of $420.0 million that matures in February 2014. A balance was outstanding under the new bank credit facility of $187.5 million including $149.5 million of letters of credit, leaving approximately $232.5 million available for future borrowing as of March 31, 2010. The new bank credit facility is guaranteed by substantially all of our subsidiaries.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. The ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. We have evaluated the ASU and determined that we are not currently impacted by the update.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, we are exposed to the risk of changes in interest rates on our floating rate debt.
Interest Rate Risk
We are exposed to interest rate risk on our variable rate new bank credit facility. At March 31, 2010, our new bank credit facility had outstanding borrowings of $38.0 million which approximated fair value. Based on the amount outstanding on our new bank credit facility as of March 31, 2010, we estimate that a 1% increase or decrease in the interest rate would change our annual interest expense by approximately $0.4 million.
At March 31, 2010, we had total fixed rate debt obligations of $743.1 million, consisting of senior unsecured notes with an interest rate of 8.875% and a series B secured note with an interest rate of 9.5%. The fair value of these fixed rate obligations was approximately $765.7 million as of March 31, 2010. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rate debt (our senior unsecured notes) by $33.7 million based on the debt obligations as of March 31, 2010.
Commodity Price Risk
We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements:
1.	Processing margin contracts: Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins would be negative primarily through our ability to bypass processing when it is not profitable for us, or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

2.	Percent of liquids contracts: Under these contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, our margins from these contracts are greater during periods of high liquids prices. Our margins from processing cannot become negative under percent of liquids contracts, but do decline during periods of low NGL prices.

3.	Fee based contracts: Under these contracts we have no commodity price exposure and are paid a fixed fee per unit of volume that is processed.
The gross margin presentation in the table below is calculated net of results from discontinued operations. Gas processing margins by contract types and gathering and transportation margins as a percent of total gross margin for the comparative year-to-date periods are as follows:

	Three Months Ended
	March 31,
	2010	2009
Gathering and transportation margin	60.2%	69.0%

Gas processing margins:
Processing margin	13.4%	4.6%
Percent of liquids	13.7%	15.5%
Fee based	12.7%	10.9%

Total gas processing	39.8%	31.0%

Total	100.0%	100.0%

We have hedges in place at March 31, 2010 covering a portion of the liquids volumes we expect to receive under percent of liquids (POL) contracts as set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive*	Asset/(Liability)
					(In thousands)
April 2010-September 2010	Ethane	46 (MBbls)	Index	$0.6418/gal	$147
April 2010-December 2010	Propane	79 (MBbls)	Index	$0.9597/gal	(561)
April 2010-December 2010	Normal Butane	26 (MBbls)	Index	$1.2597/gal	(227)
April 2010-December 2010	Natural Gasoline	13 (MBbls)	Index	$1.4655/gal	(213)

					$(854)

*	weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive*	Asset/(Liability)
					(In thousands)
January 2011-March 2011	Natural Gasoline	2 (MBbls)	Index	$1.8075/gal	$(4)

					$(4)

*	weighted average
We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on our POL contracts. We hedge our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 51.9% of our hedgeable volumes at risk through December of 2010 (21.3% of total volumes at risk through December of 2010). We have begun hedging our POL exposure for 2011 as set forth above.
We also have hedges in place at March 31, 2010 covering the fractionation spread risk related to our processing margin contracts as set forth in the following table:

		Notional					Fair Value
Period	Underlying	Volume	We Pay		We Receive		Asset/(Liability)
							(In thousands)
April 2010-December 2010	Ethane	138 (MBbls)	Index		$0.5191/gal	*	$(241)
April 2010-December 2010	Propane	58 (MBbls)	Index		$0.9359/gal	*	(466)
April 2010- December 2010	Normal Butane	39 (MBbls)	Index		$1.2241/gal	*	(401)
April 2010- December 2010	Natural Gasoline	38 (MBbls)	Index		$1.5533/gal	*	(474)
April 2010- December 2010	Natural Gas	1,174 (MMbtu/d)	$5.8411/MMBtu	*	Index		(1,883)

							$(3,465)

*	weighted average

		Notional					Fair Value
Period	Underlying	Volume	We Pay		We Receive		Asset/(Liability)
							(In thousands)
January 2011 - June 2011	Propane	12 (MBbls)	Index		$1.0660/gal	*	$(23)
January 2011- June 2011	Iso Butane	4 (MBbls)	Index		$1.4737/gal	*	(5)
January 2011- June 2011	Normal Butane	4 (MBbls)	Index		$1.4192/gal	*	(5)
January 2011- June 2011	Natural Gasoline	5 (MBbls)	Index		$1.7623/gal	*	(16)
January 2011- June 2011	Natural Gas	129 (MMbtu/d))	$5.3181/MMBtu	*	Index		(10)

							$(59)

*	weighted average
In relation to our fractionation spread risk, as set forth above, we have hedged 55.0% of our hedgeable liquids volumes at risk through December 2010 (24.0% of total liquids volumes at risk) and 56.2% of the related hedgeable PTR volumes through December 2010 (23.7% of total PTR volumes). We have begun hedging our fractionation spread risk for 2011 as set forth above.
We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 10% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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
As of March 31, 2010, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $3.9 million. The aggregate effect of a hypothetical 10% increase in gas and NGLs prices would result in an increase of approximately $1.4 million in the net fair value liability of these contracts as of March 31, 2010.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.
(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position or results of operations.
For a discussion of certain litigation and similar proceedings, please refer to Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.
Item 1A. Risk Factors
Information about risk factors for the three months ended March 31, 2010 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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
Amendment No. 3 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of January 19, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010).

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
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of January 19, 2010 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010).

4.1		—
Indenture, dated as of February 10, 2010, by and among the Registrant, Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 10, 2010, filed with the Commission on February 16, 2010).

4.2		—
Registration Rights Agreement, dated as of January 19, 2010, by and among Crosstex Energy, L.P. and GSO Crosstex Holdings LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010).

4.3		—
Registration Rights Agreement, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2010, filed with the Commission on February 16, 2010).

10.1		—
Board Representation Agreement, dated as of January 19, 2010, by and among Crosstex Energy GP, LLC, Crosstex Energy GP, L.P., Crosstex Energy, L.P., Crosstex Energy, Inc. and GSO Crosstex Holdings LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010).

10.2		—
Purchase Agreement, dated as of February 3, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 3, 2010, filed with the Commission on February 5, 2010).

10.3		—
Amended and Restated Credit Agreement, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2010, filed with the Commission on February 16, 2010).

31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSTEX ENERGY, L.P.

	By:	Crosstex Energy GP, L.P.,
its general partner

	By:	Crosstex Energy GP, LLC,
its general partner

	By:	/s/ William W. Davis

William W. Davis
May 7, 2010		Executive Vice President and Chief Financial Officer