Form 10-Q
period 2010-06-30
CROSSTEX ENERGY LP
filed 2010-08-06
CIK 1179060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of July 30, 2010, the Registrant had 50,119,245 common units outstanding.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,261	$779
Accounts and notes receivable, net:
Trade, accrued revenue and other	190,574	214,759
Fair value of derivative assets	5,732	9,112
Natural gas and natural gas liquids, prepaid expenses and other	12,349	14,692
Total current assets	209,916	239,342
Property and equipment, net of accumulated depreciation of $290,543 and $258,706, respectively	1,218,689	1,279,060
Fair value of derivative assets	3,775	5,665
Intangible assets, net of accumulated amortization of $133,060 and $115,813, respectively	517,650	534,897
Other assets, net	29,566	10,217
Total assets	$1,979,596	$2,069,181

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, accrued gas purchases and other	$156,434	$179,709
Fair value of derivative liabilities	5,932	30,337
Current portion of long-term debt	7,058	28,602
Other current liabilities	59,652	51,014
Total current liabilities	229,076	289,662
Long-term debt	710,563	845,100
Other long-term liabilities	28,306	20,797
Deferred tax liability	7,984	8,234
Fair value of derivative liabilities	3,536	12,106
Commitments and contingencies	—	—
Partners’ equity	1,000,131	893,282
Total liabilities and equity	$1,979,596	$2,069,181

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per unit amounts)
Revenues:
Midstream	$399,529	$347,820	$831,981	$700,257
Gas and NGL marketing activities	3,437	1,435	5,777	2,156
Total revenues	402,966	349,255	837,758	702,413
Operating costs and expenses:
Purchased gas	318,956	270,174	672,553	554,386
Operating expenses	25,424	27,827	51,889	55,706
General and administrative	11,704	13,712	24,393	27,565
(Gain) loss on sale of property	564	284	(13,779)	(544)
(Gain) loss on derivatives	1,594	(715)	5,290	(5,051)
Impairments	313	—	1,311	—
Depreciation and amortization	26,820	30,911	53,912	59,670
Total operating costs and expenses	385,375	342,193	795,569	691,732
Operating income	17,591	7,062	42,189	10,681
Other income (expense):
Interest expense, net of interest income	(19,998)	(21,723)	(46,853)	(39,257)
Loss on extinguishment of debt	—	—	(14,713)	(4,669)
Other income	23	217	205	166
Total other income (expense)	(19,975)	(21,506)	(61,361)	(43,760)
Loss from continuing operations before non-controlling interest and income taxes	(2,384)	(14,444)	(19,172)	(33,079)
Income tax provision	(74)	(455)	(649)	(876)
Loss from continuing operations, net of tax	(2,458)	(14,899)	(19,821)	(33,955)
Income from discontinued operations, net of tax	—	4,590	—	8,340
Net loss	(2,458)	(10,309)	(19,821)	(25,615)
Less: Net income (loss) from continuing operations attributable to the non-controlling interest	10	9	(25)	41
Net loss attributable to Crosstex Energy, L.P.	$(2,468)	$(10,318)	$(19,796)	$(25,656)
Preferred interest in net income attributable to Crosstex Energy, L.P.	$3,125	$—	$6,250	$—
Beneficial conversion feature attributable to preferred units	$—	$—	$22,279	$—
General partner interest in net loss	$(1,279)	$(951)	$(2,775)	$(1,891)
Limited partners’ interest in net loss attributable to Crosstex Energy, L.P.	$(4,314)	$(9,367)	$(45,550)	$(23,765)
Net loss attributable to Crosstex Energy, L.P. per limited partners’ unit:
Basic and diluted common unit	$(0.08)	$(0.19)	$(0.89)	$(1.22)
Basic and diluted senior subordinated series D unit (see Note 5(c))	$—	$—	$—	$8.85

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners’ Equity

Six Months Ended June 30, 2010

	Common Units		Preferred Units		General Partner Interest		Accumulated Other Comprehensive	Non-Controlling
	$	Units	$	Units	$	Units	Income (loss)	Interest	Total
	(Unaudited) (In thousands)
Balance, December 31, 2009	$873,858	49,163	$—	—	$18,860	1,003	$(2,670)	$3,234	$893,282
Issuance of preferred units	—	—	120,786	14,706	—	—	—	—	120,786
Beneficial conversion feature attributable to preferred units	(22,279)	—	22,279	—	—	—	—	—	—
Proceeds from exercise of unit options	233	49	—	—	—	—	—	—	233
Conversion of restricted units for common units, net of units withheld for taxes	(1,725)	610	—	—	—	—	—	—	(1,725)
Capital contributions	—	—	—	—	2,706	314	—	—	2,706
Stock-based compensation	2,886	—	—	—	2,359	—	—	—	5,245
Distributions	—	—	(3,125)	—	—	—	—		(3,125)
Net income (loss)	(23,271)	—	6,250	—	(2,775)	—	—	(25)	(19,821)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	1,718	—	1,718
Adjustment in fair value of derivatives	—	—	—	—	—	—	1,020	—	1,020
Distribution to non-controlling interest	—	—	—	—	—	—	—	(188)	(188)

Balance, June 30, 2010	$829,702	49,822	$146,190	14,706	$21,150	1,317	$68	$3,021	$1,000,131

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Net loss	$(2,458)	$(10,309)	$(19,821)	$(25,615)
Hedging gains (losses) reclassified to earnings	316	(1,660)	1,718	(5,860)
Adjustment in fair value of derivatives	606	(954)	1,020	(1,265)
Comprehensive loss	(1,536)	(12,923)	(17,083)	(32,740)
Comprehensive (income) loss attributable to non-controlling interest	10	9	(25)	41
Comprehensive loss attributable to Crosstex Energy, L.P.	$(1,546)	$(12,932)	$(17,058)	$(32,781)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,821)	$(25,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,912	68,468
Gain on sale of property	(13,779)	(595)
Impairments	1,311	—
Deferred tax benefit	(250)	(418)
Non-cash stock-based compensation	5,245	3,922
Derivatives mark to market interest rate settlement	(24,160)	—
Non-cash derivatives gain	(581)	(2,881)
Non-cash loss on debt extinguishment	5,396	4,669
Accrual (payment) of debt from interest paid-in-kind	(11,558)	2,066
Amortization of debt issue costs	3,751	3,483
Amortization of discount on notes	738	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	24,098	85,856
Natural gas and natural gas liquids, prepaid expenses and other	1,212	(6,686)
Accounts payable, accrued gas purchases and other accrued liabilities	(6,958)	(113,228)
Net cash provided by operating activities	18,556	19,041
Cash flows from investing activities:
Additions to property and equipment	(18,632)	(74,968)
Insurance recoveries on property and equipment	874	8,107
Proceeds from sale of property	59,484	10,735
Net cash provided by (used in) investing activities	41,726	(56,126)
Cash flows from financing activities:
Proceeds from borrowings	893,112	359,200
Payments on borrowings	(1,040,405)	(281,156)
Proceeds from capital lease obligations	—	1,489
Payments on capital lease obligations	(1,114)	(1,397)
Decrease in drafts payable	(1,595)	(16,497)
Debt refinancing costs	(28,485)	(13,435)
Conversion of restricted units, net of units withheld for taxes	(1,725)	(70)
Distributions to non-controlling interest	(188)	(228)
Distributions to partners	(3,125)	(11,597)
Proceeds from issuance of preferred units	120,786	—
Proceeds from exercise of unit options	233	—
Contributions from general partner	2,706	9
Net cash provided by (used in) financing activities	(59,800)	36,318
Net increase (decrease) in cash and cash equivalents	482	(767)
Cash and cash equivalents, beginning of period	779	1,636
Cash and cash equivalents, end of period	$1,261	$869
Cash paid for interest	$24,289	$38,303
Cash paid for income taxes	$1,447	$1,220

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

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

(b)     Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. The ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The Partnership is still evaluating the ASU and determined that it is not currently impacted by the update.

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

The revenues, operating expenses, general and administrative expenses associated directly with the sold assets, depreciation and amortization expense, allocated Texas margin tax and an allocated interest expense related to the operations of the sold assets have been segregated from continuing operations and reported as discontinued operations for the three and six months ended June 30, 2009. Interest expense of $9.2 million and $18.3 million for the three and six months ended June 30, 2009, respectively, was allocated to discontinued operations related to the debt repaid from the proceeds from the asset dispositions using average historical interest rates. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are revenues and income from discontinued operations (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Midstream revenues	$134,526	$313,726
Treating revenues	$15,470	$31,747
Income from discontinued operations, net of tax	$4,590	$8,340

(3)      Long-Term Debt

As of June 30, 2010 and December 31, 2009, long-term debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the facility) at December 31, 2009 was 6.75%	$—	$529,614
New credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the new facility) at June 30, 2010 was 6.0%	—	—
Senior secured notes (including PIK notes (1) of $9.5 million), weighted average interest rate at December 31, 2009 was 10.5%	—	326,034
Senior unsecured notes, net of discount of $14.4 million, which bear interest at the rate of 8.875%.	710,563	—
Series B secured note assumed in the Eunice transaction, which bears interest at the rate of 9.5%	7,058	18,054
	717,621	873,702
Less current portion	(7,058)	(28,602)
Debt classified as long-term	$710,563	$845,100

(1)

The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 in the form of an increase in the principal amounts thereof (the “PIK notes”). These notes were paid in full in February 2010.

New Credit Facility. In February 2010, the Partnership amended and restated its existing secured bank credit facility with a new syndicated secured bank credit facility (the “new credit facility”). The new credit facility has a borrowing capacity of $420.0 million and matures in February 2014. Net proceeds from the new credit facility along with net proceeds from the senior unsecured notes discussed under “Senior Unsecured Notes” below were used to, among other things, repay the Partnership’s existing credit facility and repay and retire all outstanding senior secured notes (including PIK notes) in February 2010. The Partnership recognized a loss on extinguishment of debt of $14.7 million when the debt was repaid due to make-whole interest payments on the senior secured debt of $9.3 million and the write-off of unamortized debt costs of $5.4 million. Debt refinancing costs totaling $28.1 million associated with new borrowings, including the senior unsecured notes, are included in other noncurrent assets as of June 30, 2010 and amortized to interest expense over the term of the related debt.

As of June 30, 2010, there were no borrowings under the new bank credit facility and $112.6 million in outstanding letters of credit, leaving approximately $307.4 million available for future borrowing.

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

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letter of Credit Fees
Greater than or equal to 5.00 to 1.00	3.25%	4.25%	4.25%
Greater than or equal to 4.50 to 1.00 and less than 5.00 to 1.00	3.00%	4.00%	4.00%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.75%	3.75%	3.75%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	2.50%	3.50%	3.50%
Less than 3.50 to 1.00	2.25%	3.25%	3.25%

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

•                       5.75 to 1.00 for the fiscal quarter ending June 30, 2010;

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

Series B Secured Note. On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which included an $18.1 million series B secured note. This note bears an interest rate of 9.5%. The remaining payment of $7.4 million including interest is due in 2011.

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

On June 25, 2010 and pursuant to a registered exchange offer, the Partnership exchanged all of its outstanding 8.875% senior unsecured notes due 2018 for an equivalent amount of new notes that were registered under the Securities Act of 1933, as amended. The terms of such registered notes are identical to the terms of the notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the notes have been deleted.

The senior unsecured notes are jointly and severally guaranteed by each of the Partnership’s current material subsidiaries (the “Guarantors”), with the exception of our regulated Louisiana subsidiaries Crosstex LIG, LLC and Crosstex Tuscaloosa, LLC, (which may only guarantee up to $500.0 million of the Partnership’s debt), Crosstex DC Gathering, J.V. (our joint venture in Denton County, Texas is not 100% owned by the Partnership) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership’s indebtedness, including the senior unsecured notes). Since certain wholly owned subsidiaries do not guarantee the senior unsecured notes, the condensed consolidating financial statements of the guarantors and non-guarantors as of and for the three and six months ended June 30, 2010 and 2009 are disclosed below in accordance with Rule 3-10 of Regulation S-X.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

June 30, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$193,215	$16,701	$—	$209,916
Property, plant and equipment, net	987,618	231,071	—	1,218,689
Total other assets	550,988	3	—	550,991
Total assets	$1,731,821	$247,775	$—	$1,979,596
LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$223,407	$5,669	$—	$229,076
Long-term debt	710,563	—	—	710,563
Other long-term liabilities	39,826	—	—	39,826
Partners’ capital	758,025	242,106	—	1,000,131
Total Liabilities & Partners’ Capital	$1,731,821	$247,775	$—	$1,979,596

December 31, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$226,583	$12,759	$	$239,342
Property, plant and equipment, net	1,045,991	233,069	—	1,279,060
Total other assets	550,776	3	—	550,779
Total assets	$1,823,350	$245,831	$—	$2,069,181
LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$283,539	$6,123	$—	$289,662
Long-term debt	845,100	—	—	845,100
Other long-term liabilities	41,137	—	—	41,137
Partners’ capital	653,574	239,708	—	893,282
Total liabilities & partners’ capital	$1,823,350	$245,831	$—	$2,069,181

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$389,890	$20,758	$(7,682)	$402,966
Total operating costs and expenses	(384,310)	(8,747)	7,682	(385,375)
Operating income (loss)	5,580	12,011	—	17,591
Interest expense, net	(19,994)	(4)	—	(19,998)
Other income	23	—	—	23
Income from continuing operations before non-controlling interest and income taxes	(14,391)	12,007	—	(2,384)
Income tax provision	(70)	(4)	—	(74)
Net income attributable to non-controlling interest	—	(10)	—	(10)
Net income (loss) attributable to Crosstex Energy, L.P.	$(14,461)	$11,993	$—	$(2,468)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

For the Three Months Ended June 30, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$341,987	$16,857	$(9,589)	$349,255
Total operating costs and expenses	(343,584)	(8,198)	9,589	(342,193)
Operating income (loss)	(1,597)	8,659	—	7,062
Interest expense, net	(21,722)	(1)	—	(21,723)
Other income	217	—	—	217
Income from continuing operations before non-controlling interest and income taxes	(23,102)	8,658	—	(14,444)
Income tax provision	(455)	—	—	(455)
Income from discontinued operations, net of tax	4,590		—	4,590
Net income attributable to non-controlling interest	—	(9)	—	(9)
Net income (loss) attributable to Crosstex Energy, L.P.	$(18,967)	$8,649	$—	$(10,318)

For the Six Months Ended June 30, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$809,598	$42,165	$(14,005)	$837,758
Total operating costs and expenses	(791,890)	(17,684)	14,005	(795,569)
Operating income (loss)	17,708	24,481	—	42,189
Interest expense, net	(46,848)	(5)	—	(46,853)
Other income	(14,508)	—	—	(14,508)
Income from continuing operations before non-controlling interest and income taxes	(43,648)	24,476	—	(19,172)
Income tax provision	(643)	(6)	—	(649)
Net loss attributable to non-controlling interest	—	25	—	25
Net income (loss) attributable to Crosstex Energy, L.P.	$(44,291)	$24,495	$—	$(19,796)

For the Six Months Ended June 30, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$685,911	$30,905	$(14,403)	$702,413
Total operating costs and expenses	(689,808)	(16,327)	14,403	(691,732)
Operating income (loss)	(3,897)	14,578	—	10,681
Interest expense, net	(39,255)	(2)	—	(39,257)
Other expense	(4,503)	—	—	(4,503)
Income from continuing operations before non-controlling interest and income taxes	(47,655)	14,576	—	(33,079)
Income tax provision	(875)	(1)	—	(876)
Income from discontinued operations, net of tax	8,340	—	—	8,340
Net income attributable to non-controlling interest	—	(41)	—	(41)
Net income (loss) attributable to Crosstex Energy, L.P.	$(40,190)	$14,534	$—	$(25,656)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Net cash flows provided by (used in) operating activities	$(8,505)	$27,061	$—	$18,556
Net cash flows provided by (used in) investing activities	$46,922	$(5,196)	$—	$41,726
Net cash flows provided by (used in) financing activities	$(59,613)	$(22,071)	$21,884	$(59,800)

For the Six Months Ended June 30, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Net cash flows provided by operating activities	$2,502	$16,539	$—	$19,041
Net cash flows used in investing activities	$(39,829)	$(16,297)	$—	$(56,126)
Net cash flows provided by (used in) financing activities	$5,408	$(259)	$31,169	$36,318

(4) Obligations Under Capital Lease

The Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of June 30, 2010 are summarized as follows (in thousands):

Equipment	$37,267
Less: Accumulated amortization	(5,248)
Net assets under capital lease	$32,019

The following are the minimum lease payments to be made in the following years indicated for the capital leases in effect as of June 30, 2010 (in thousands):

2010	$2,301
2011 through 2014 ($4,582 annually)	18,328
Thereafter	21,262
Less: Interest	(9,128)
Net minimum lease payments under capital lease	32,763
Less: Current portion of net minimum lease payments	(4,457)
Long-term portion of net minimum lease payments	$28,306

(5)      Partners’ Capital

(a) Sale of Preferred Units

On January 19, 2010, the Partnership issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. Crosstex Energy, GP, L.P. made a general partner contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Partnership has the right to force conversion of the preferred units after three years if (i) the daily volume-weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion, and (ii) the average daily trading volume of common units must have exceeded 250,000 common units

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. The preferred units are not redeemable but will pay a quarterly distribution that will be the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if the Partnership pays a cash distribution on common units.

The preferred units were issued at a discount to the market price of the common units they are convertible into. This discount totaling $22.3 million represents a beneficial conversion feature (BCF) and is reflected as a reduction in common unit equity and an increase in preferred equity to reflect the market value of the preferred units at issuance on the Partnership’s consolidated statement of changes in partners’ equity for the six months ended June 30, 2010. The impact of the BCF is also included in earnings per unit for the six months ended June 30, 2010.

(b) Cash Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. As described under (a) Sale of Preferred Units above, the preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. The general partner is not entitled to a 2% distribution with respect to the quarterly preferred distribution of $0.2125 per unit that is made solely to the preferred unitholders. The general partner is entitled to a 2% distribution with respect to all distributions made to common unitholders. If the distributions are in excess of $0.2125 per unit, distributions are made 98% to the common and preferred unitholders and 2% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes distribute in excess of $0.375 per unit. No incentive distributions were earned by the Partnership’s general partner for the three and six months ended June 30, 2010 and 2009.

(c) Earnings per Unit and Dilution Computations

The Partnership had common units and preferred units outstanding during the three and six months ended June 30, 2010 and common units and senior subordinated series D units outstanding during the six months ended June 30, 2009. The senior subordinated series D units, which converted to common units in March 2009, were considered common securities prior to conversion but were presented as a separate class of common equity because they did not participate in cash distributions during their subordination period. The senior subordinated series D units were issued in March 2007 at a discount, referred to as BCF, totaling $34.3 million to the market price of the common units they were convertible into at the end of their subordination period. Since the conversion of the senior subordinated series D units into common units was contingent (as described with the terms of such units) until the end of their subordination period, the BCF was not recognized until the end of such subordination period when the criteria for conversion was met. The BCFs attributable to both the senior subordinated series D units and the preferred units, discussed under (a) Sale of Preferred Units above, represent non-cash distributions that are treated in the same way as a cash distribution for earnings per unit computations.

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

The following table reflects the computation of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Limited partners’ interest in net loss	$(4,314)	$(9,367)	$(45,550)	$(23,765)
Distributed earnings allocated to:
Common units	$—	$—	$—	$11,234

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unvested restricted units	—	—	—	134
Senior subordinated series D units (1)	—	—	—	34,297
Total distributed earnings	$—	$—	$—	$45,665
Undistributed loss allocated to:
Common units	$(4,198)	$(9,152)	$(44,327)	$(68,623)
Unvested restricted units	(116)	(215)	(1,223)	(807)
Senior subordinated series D units	—	—	—	—
Total undistributed loss	$(4,314)	$(9,367)	$(45,550)	$(69,430)
Net loss allocated to:
Common units	$(4,198)	$(9,152)	$(44,327)	$(57,389)
Unvested restricted units	(116)	(215)	(1,223)	(673)
Senior subordinated series D units	—	—	—	34,297
Total limited partners’ interest in net loss	$(4,314)	$(9,367)	$(45,550)	$(23,765)
Limited partners’ interest in income from discontinued operations:
Common units	$—	$4,395	$—	$8,035
Unvested restricted units	—	103	—	138
Total income from discontinued operations (2)	$—	$4,498	$—	$8,173
Basic and diluted net income (loss) per unit from continuing operations:
Common unit	$(0.08)	$(0.28)	$(0.89)	$(1.39)
Senior subordinated series D unit	$—	$—	$—	$8.85
Basic and diluted net income on discontinued operations:
Common unit	$—	$0.09	$—	$0.17
Senior subordinated series D unit	$—	$—	$—	$—
Total basic and diluted net income (loss) per unit:
Common unit	$(0.08)	$(0.19)	$(0.89)	$(1.22)
Senior subordinated series D unit	$—	$—	$—	$8.85

(1)       Represents BCF recognized at end of subordination period for senior subordinated series D units.

(2)       Represents 98.0% for the limited partners’ interest in discontinued operations.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	49,781	49,039	49,734	47,189
Weighted average diluted senior subordinated series D units outstanding	—	—	—	3,875

All common unit equivalents were antidilutive in the three and six months ended June 30, 2010 and 2009 because the limited partners were allocated a net loss in these periods.

When quarterly distributions are made pro-rata to common and preferred unitholders, net income for the general partner consists of incentive distributions to the extent earned, a deduction for stock-based compensation attributable to CEI’s stock options and restricted shares and 2% of the original Partnership’s net income (loss) adjusted for the CEI stock-based compensation specifically allocated to the general partner. When quarterly distributions are made

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

solely to the preferred unitholders, the net income for the general partner consists of the CEI stock-based compensation deduction and 2% of the Partnership’s net income (loss) after the allocation of income to the preferred unitholders with respect to their preferred distribution adjusted for the CEI stock-based compensation specifically allocated to the general partner. The net loss allocated to the general partner is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income allocation for incentive distributions	$—	$—	$—	$—
Stock-based compensation attributable to CEI’s stock options and restricted shares	(1,191)	(760)	(2,300)	(1,406)
2% general partner interest in net loss	(88)	(191)	(475)	(485)
General partner share of net loss	$(1,279)	$(951)	$(2,775)	$(1,891)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of share-based compensation charged to general and administrative expense	$2,271	$1,867	$4,381	$3,154
Cost of share-based compensation charged to operating expense	443	450	864	768
Total amount charged to income	$2,714	$2,317	$5,245	$3,922

(b) Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2010 is provided below:

	Six Months Ended June 30, 2010
Crosstex Energy, L.P. Restricted Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,088,005	$7.31
Granted	199,325	10.18
Vested*	(809,257)	3.53
Forfeited	(30,592)	9.45
Non-vested, end of period	1,447,481	$9.61
Aggregate intrinsic value, end of period (in thousands)	$15,256

* Vested units include 199,739 units withheld for payroll taxes paid on behalf of employees.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Partnership issued performance-based restricted units in 2008 to executive officers. The minimum level of performance-based awards is included in restricted units outstanding and is included in the current share-based compensation cost calculations at June 30, 2010. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted units vest in March 2011.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2010 and 2009 are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Crosstex Energy, L.P. Restricted Units:	2010	2009	2010	2009
Aggregate intrinsic value of units vested	$783	$118	$7,099	$471
Fair value of units vested	$337	$571	$2,856	$2,931

As of June 30, 2010, there was $6.6 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

(c) Unit Options

A summary of the unit option activity for the six months ended June 30, 2010 is provided below:

	Six Months Ended June 30, 2010
Crosstex Energy, L.P. Unit Options:	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	882,836	$6.43
Exercised	(49,497)	4.71
Forfeited	(46,756)	10.32
Outstanding, end of period	786,583	$6.31
Options exercisable at end of period	213,373
Weighted average contractual term (years) end of period:
Options outstanding	8.4
Options exercisable	6.5
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,194
Options exercisable	$833

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes option pricing model at date of grant) during the three and six months ended June 30, 2010 and 2009 are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Crosstex Energy, L.P. Unit Options:	2010	2009	2010	2009
Intrinsic value of unit options exercised	$130	$—	$289	$—
Fair value of units vested	$259	$32	$294	$32

As of June 30, 2010, there was $1.0 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 2.1 years.

(d)      Crosstex Energy, Inc.’s Stock

CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the six months ended June 30, 2010 is provided below:

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2010
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,391,973	$9.37
Granted	262,781	6.80
Vested*	(113,021)	11.83
Forfeited	(29,812)	9.39
Non-vested, end of period	1,511,921	$8.58
Aggregate intrinsic value, end of period (in thousands)	$9,691

*            Vested shares include 11,954 shares withheld for payroll taxes paid on behalf of employees.

The Company issued performance-based restricted shares in 2008 to executive officers. The minimum level of performance-based awards is included in restricted shares outstanding and is included in the current share-based compensation cost calculations at June 30, 2010. The achievement of greater than the minimum performance targets in the current business environment is less than probable. All performance-based awards are subject to reevaluation and adjustment until the restricted shares vest in March 2011.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and six months ended June 30, 2010 and 2009 are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Crosstex Energy, Inc. Restricted Shares:	2010	2009	2010	2009
Aggregate intrinsic value of shares vested	$498	$105	$813	$723
Fair value of shares vested	$311	$344	$1,337	$3,270

As of June 30, 2010, there was $5.6 million of unrecognized compensation costs related to non-vested CEI restricted shares for officers and employees. The cost is expected to be recognized over a weighted average period of 2.2 years.

(e)       Crosstex Energy, Inc.’s  Stock Options

CEI stock options have not been granted to officers or employees of the Partnership since 2005. The 30,000 CEI stock options previously awarded, vested and outstanding at December 31, 2009 that were held by officers and employees of the Partnership were forfeited on January 1, 2010.

(7) Derivatives

Interest Rate Swaps

In conjunction with the repayment of its old credit facility in February 2010, the Partnership settled all of its interest rate swaps for total payments of $27.2 million. The balance of $0.6 million in accumulated other comprehensive income related to the interest rate swaps was recorded as realized loss as a part of the settlement. The Partnership did not enter into any new interest rate swaps during the three months ended June 30, 2010.

The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$—	$3,036	$22,405	$3,418
Realized losses on derivatives	—	(4,660)	(26,542)	(9,216)
	$—	$(1,624)	$(4,137)	$(5,798)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “marketing financial swaps,” “storage swaps,” “basis swaps,” and “processing margin swaps.” Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership’s systems. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.

The components of (gain) loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$(2,863)	$(61)	$(515)	$464
Realized (gains) losses on derivatives	4,458	(398)	5,866	(6,340)
Ineffective portion of derivatives qualifying for hedge accounting	(1)	3	(61)	(3)
Net (gains) losses related to commodity swaps	$1,594	$(456)	$5,290	$(5,879)
Net (gains) losses included in income from discontinued operations	—	(259)	—	828
(Gains) losses on derivatives included in continuing operations	$1,594	$(715)	$5,290	$(5,051)

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	June 30, 2010	December 31, 2009

Fair value of derivative assets — current, designated	$239	$369
Fair value of derivative assets — current, non-designated	5,493	8,743
Fair value of derivative assets — long term, designated	50	—
Fair value of derivative assets — long term, non-designated	3,725	5,665
Fair value of derivative liabilities — current, designated	(224)	(2,536)
Fair value of derivative liabilities — current, non-designated	(5,708)	(9,841)
Fair value of derivative liabilities — long term, non-designated	(3,536)	(5,338)
Net fair value of derivatives	$39	$(2,938)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at June 30, 2010 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2011 for derivatives, except for certain basis swaps that extend to March 2012. Changes in the fair value of the

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

June 30, 2010

Transaction Type	Volume	Fair Value
	(In thousands)

Cash Flow Hedges:*
Liquids swaps (short contracts)	(4,708)	$51
Liquids swaps (long contracts)	255	14
Total swaps designated as cash flow hedges		$65

Mark to Market Derivatives:*
Swing swaps (short contracts)	(4,151)	$(2)
Physical offsets to swing swap transactions (long contracts)	4,151	—

Basis swaps (long contracts)	38,418	6,811
Physical offsets to basis swap transactions (short contracts)	(993)	4,117
Basis swaps (short contracts)	(33,538)	(5,994)
Physical offsets to basis swap transactions (long contracts)	993	(4,313)

Processing margin hedges — liquids (short contracts)	(8,043)	134
Processing margin hedges — gas (long contracts)	876	(880)

Storage swap transactions (short contracts)	(80)	101
Total mark to market derivatives		$(26)

*            All are gas contracts, volume in MMBtu’s, except for processing margin hedges — liquids and liquids swaps (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of June 30, 2010 of $13.6 million would be reduced to $7.3 million due to the netting feature, all of which relates to other energy companies.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Increase (decrease) in Midstream revenue	2010	2009	2010	2009
Natural gas	$—	$668	$—	$1,157
Liquids	(268)	2,588	(1,110)	7,766
Realized gains included in income from discontinued operations	—	(309)	—	(665)
Realized gain (loss) included in income from continuing operations	$(268)	$2,947	$(1,110)	$8,258

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Natural Gas

As of June 30, 2010, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of June 30, 2010, an unrealized derivative fair value net gain of $0.1 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). Of this net amount, less than $0.1 million is expected to be reclassified into earnings through June 2011. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
June 30, 2010	$(215)	$189	$—	$(26)

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

The Partnership’s derivative contracts primarily consist of commodity swap contracts which are not traded on a public exchange. The fair values of commodity swap contracts are determined using discounted cash flow techniques. The techniques incorporate Level 1 and Level 2 inputs for future commodity prices that are readily available in public markets or can be derived from information available in publicly quoted markets. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk and are classified as Level 2 in hierarchy.

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2010 Level 2	December 31, 2009 Level 2
Interest Rate Swaps	$—	$(24,728)
Commodity Swaps*	39	(2,938)
Total	$39	$(27,666)

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

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$1,261	$1,261	$779	$779
Trade accounts receivable and accrued revenues	187,912	187,912	207,655	207,655
Fair value of derivative assets	9,507	9,507	14,777	14,777
Accounts payable, drafts payable and accrued gas purchases	153,372	153,372	174,007	174,007
Long-term debt	717,621	739,308	873,702	872,340
Obligations under capital lease	32,763	28,358	23,799	22,399
Fair value of derivative liabilities	9,468	9,468	42,443	42,443

The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had no borrowings under its revolving credit facility included in long-term debt as of June 30, 2010 and had $529.6 million as of December 31, 2009 and accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the new and old credit facilities. As of June 30, 2010, the Partnership also had borrowings totaling $710.6 million under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million with a fixed rate of 9.5%. As of December 31, 2009, the Partnership also had borrowings totaling $326.0 million under senior secured notes with a weighted average interest rate of 10.5% and the series B secured note with a principal amount of $18.1 million with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of June 30, 2010 was based on third party market quotations. The fair values of the senior secured notes as of December 31, 2009 and the series B secured note as of June 30, 2010 and December 31, 2009 were adjusted to reflect current market interest rates for such borrowings on the applicable date. The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

In December 2008, Denbury Onshore, LLC (“Denbury”) initiated formal arbitration proceedings against Crosstex CCNG Processing Ltd. (“Crosstex Processing”), Crosstex Energy Services, L.P. (“Crosstex Energy”), Crosstex North Texas Gathering, L.P. (“Crosstex Gathering”) and Crosstex Gulf Coast Marketing Ltd. (“Crosstex Marketing”), all wholly-owned subsidiaries of the Partnership, asserting a claim for breach of contract under a gas processing agreement. Denbury alleged damages in the amount of $16.2 million, plus interest and attorneys’ fees. Crosstex denied any liability and sought to have the action dismissed. An arbitration hearing was held in December 2009 and in February 2010 Denbury was awarded $3.0 million plus interest, attorneys’ fees and costs for its claims.  The final award totaling $3.5 million was paid in May 2010.  The Partnership accrued an estimate of $3.7 million for this award as of December 31, 2009 and reflected the related expense in purchased gas costs in the fourth quarter of 2009.

On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation, America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. in the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership.  The lawsuit alleges that the plaintiffs have incurred at least $65.0 million in damages, including damage to equipment and lost profits.  The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit.  The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

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

On October 23, 2006, Crosstex North Texas Gathering, L.P. filed a lawsuit against Robert L. Dow in the County Court at Law No. 1 of Tarrant County, Texas seeking a pipeline easement across a portion of the defendant’s sand and gravel mining operation.  The court awarded the defendant $0.1 million in damages, but the defendant appealed and has recently claimed damages for the taking and damages to the remainder of his property of $50.0 million and damages due to lost profits from the sale of frac sand of $90.0 million.  The Partnership intends to vigorously defend the lawsuit. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

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

On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed the Partnership approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.3 million for July 2008 sales. During 2008 and 2009, the Partnership fully reserved the unsecured claim of $3.9 million and the receivable was written off as of December 31, 2009. In April 2010, the Partnership settled its $2.3 million administrative claim for $2.1 million. The additional $0.2 million loss was recorded during the six months ended June 30, 2010.

(11) Segment Information

In 2010, the Partnership’s management realigned the composition of its segments. Accordingly, the Partnership has recast its segment information for prior periods to reflect this new alignment.

Identification of operating segments is based principally upon regions served.  The Partnership’s reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas (NTX), the pipelines and processing plants located in Louisiana (LIG) and the south Louisiana processing and NGL assets (PNGL).   The Partnership’s gas and NGL marketing activities are primarily associated with the PNGL segment and

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements – (Continued)

are included there for segment reporting purposes.  Operating activity for assets sold in the comparative periods that was not considered discontinued operations as well as intersegment eliminations is shown in the corporate segment. Segment data for the periods ended June 30, 2009 do not include assets held for sale.

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital and debt financing costs. Profit in the corporate segment for the three and six months ended June 30, 2009 includes the operating activity of assets sold but not considered discontinued operations.

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three months ended June 30, 2010:
Sales to external customers	$242,758	$86,544	$70,227	$—	$399,529
Sales to affiliates	33,612	36,911	64,466	(134,989)	—
Gas and NGL marketing activities	—	—	3,437	—	3,437
Purchased gas	(246,533)	(82,650)	(124,762)	134,989	(318,956)
Operating expenses	(7,805)	(11,214)	(6,405)	—	(25,424)
Segment profit	$22,032	$29,591	$6,963	$—	$58,586
Gain (loss) on derivatives	$906	$(2,693)	$193	$—	$(1,594)
Depreciation, amortization and impairments	$(3,051)	$(15,048)	$(7,933)	$(1,101)	$(27,133)
Capital expenditures	$4,972	$2,692	$851	$266	$8,781
Identifiable assets	$336,407	$1,122,796	$475,724	$44,669	$1,979,596
Three months ended June 30, 2009:
Sales to external customers	$181,034	$119,525	$44,344	$2,917	$347,820
Sales to affiliates	30,224	85,135	28,476	(143,835)	—
Gas and NGL marketing activities	—	—	1,435	—	1,435
Purchased gas	(186,455)	(162,302)	(63,521)	142,104	(270,174)
Operating expenses	(6,293)	(12,691)	(8,350)	(493)	(27,827)
Segment profit	$18,510	$29,667	$2,384	$693	$51,254
Gain (loss) on derivatives	$(388)	$1,336	$(233)	$—	$715
Depreciation, amortization and impairments	$(4,042)	$(16,015)	$(8,984)	$(1,870)	$(30,911)
Capital expenditures	$9,874	$12,240	$2,070	$374	$24,558
Identifiable assets	$338,999	$1,218,497	$452,465	$55,735	$2,065,696
Six months ended June 30, 2010:
Sales to external customers	$486,544	$196,719	$148,718	$—	$831,981
Sales to affiliates	58,920	107,252	136,278	(302,450)	—
Gas and NGL marketing activities	—	—	5,777	—	5,777
Purchased gas	(487,852)	(225,537)	(261,614)	302,450	(672,553)
Operating expenses	(16,264)	(23,267)	(12,358)	—	(51,889)
Segment profit	$41,348	$55,167	$16,801	$—	$113,316
Gain (loss) on derivatives	$(904)	$(4,507)	$121	$—	$(5,290)
Depreciation, amortization and impairments	$(6,072)	$(31,104)	$(15,828)	$(2,219)	$(55,223)
Capital expenditures	$5,902	$5,380	$920	$681	$12,883
Identifiable assets	$336,407	$1,122,796	$475,724	$44,669	$1,979,596
Six months ended June 30, 2009:
Sales to external customers	$385,651	$225,746	$80,822	$8,038	$700,257
Sales to affiliates	95,896	136,081	47,171	(279,148)	—
Gas and NGL marketing activities	—	—	2,156	—	2,156
Purchased gas	(439,959)	(279,682)	(108,665)	273,920	(554,386)
Operating expenses	(12,617)	(25,271)	(16,265)	(1,553)	(55,706)
Segment profit	$28,971	$56,874	$5,219	$1,257	$92,321

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements — (Continued)

Gain (loss) on derivatives	$2,923	$1,081	$1,047	$—	$5,051
Depreciation, amortization and impairments	$(6,703)	$(31,100)	$(18,666)	$(3,201)	$(59,670)
Capital expenditures	$17,792	$36,667	$4,389	$737	$59,585
Identifiable assets	$338,999	$1,218,497	$452,465	$55,735	$2,065,696

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment profits	$58,586	$51,254	$113,316	$92,321
General and administrative expenses	(11,704)	(13,712)	(24,393)	(27,565)
Gain (loss) on derivatives	(1,594)	715	(5,290)	5,051
Gain (loss) on sale of property	(564)	(284)	13,779	544
Depreciation, amortization and impairments	(27,133)	(30,911)	(55,223)	(59,670)
Operating income	$17,591	$7,062	$42,189	$10,681

(12) Subsequent Events

Subsequent to the quarter ended June 30, 2010 and prior to the issuance of the financial statements, the Partnership evaluated and found no events material to the financial statement presentation during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware limited partnership formed on July 12, 2002 to indirectly acquire substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd.  Historically, we have operated in two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast, in the north Texas Barnett Shale area, and in Louisiana and Mississippi.  During 2009 we sold certain non-strategic Midstream assets and the assets of the Treating segment.  Our current focus is on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs) which we manage as regional reporting segments of midstream activity.  Our geographic focus is in the north Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (the Crosstex system LIG and the south Louisiana processing and NGL assets or PNGL). We manage our operations by focusing on gross margin because our business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee.

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

•                       fractionating and marketing the recovered NGLs; and

•                       providing compression services.

We generally gather or transport gas owned by others through our facilities for a fee, or we buy natural gas from a producer, plant or shipper at either a fixed discount to a market index or a percentage of the market index, then transport and resell the natural gas at the market index. We attempt to execute all purchases and sales substantially concurrently, or we enter into a future delivery obligation, thereby establishing the basis for the margin we will receive for each natural gas transaction. We are also party to certain long-term gas sales commitments that we satisfy through supplies purchased under long-term gas purchase agreements. When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time the supplies that we have under contract may decline due to reduced drilling or other causes and we may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In our purchase/sale transactions, the resale price is generally based on the same index at which the gas was purchased. However, we have certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and we capture the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as our margin. Changes in the basis spread can increase or decrease our margins. For example, we are a party to a contract with a term to 2019 to supply approximately 150 MMBtu/d of gas. We buy the gas for this contract on several different production-area indices into our north Texas pipeline and sell the gas into a different market area index. For the first half of 2010, this imbalance resulted in a loss of approximately $3.1 million on this contract due to the basis differentials between the various market prices, which may be more or less in future periods depending on market conditions.

We also realize gross margins from our processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fixed-fee based. Under margin contract arrangements our gross margins are higher during periods of high liquid prices relative to natural gas prices. Gross margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of relatively high liquids prices. Under fixed-fee based contracts our margins are driven by throughput volume. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

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

Recent Developments and Business Strategy

During the past two years, we have repositioned ourselves through asset dispositions and by recapitalizing and reorganizing our business. During the first quarter of 2010, we recapitalized our business through the following transactions:

•                       Sale of Preferred Units. On January 19, 2010, we issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. Crosstex Energy, GP, L.P. made a general partner contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. We have the right to force conversion of the preferred units after three years if (i) the daily volume-weighted average trading price of our common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion and (ii) the average daily trading volume of common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion. The preferred units are not redeemable. They are entitled to a quarterly distribution that is the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if we pay a cash distribution on common units.  The first quarterly preferred unit distribution of $3.1 million was paid in cash in May 2010.  In August 2010, we declared our second quarterly preferred unit distribution of $3.1 million to be paid in cash in August 2010.

•                       Issuance of Senior Unsecured Notes. On February 10, 2010, we issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 at an issue price of 97.907% to yield 9.25% to maturity, including the original issue discount (OID). Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and OID), together with borrowings under our new credit facility discussed below, were used to repay in full amounts outstanding under our old bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with our old credit facility. The notes are unsecured and unconditionally guaranteed on a senior basis by certain of our direct and indirect subsidiaries, including substantially all of our current subsidiaries. Interest payments are due semi-annually in arrears starting in August 2010. We have the option to redeem all or a portion of the notes at any time on or after February 15, 2014, at the specified redemption prices. Prior to February 15, 2014, we may redeem the notes, in whole or in part, at a “make-whole” redemption price. In addition, we may redeem up to 35.0% of the notes prior to February 15, 2013 with the cash proceeds from certain equity offerings.

•                       New Credit Facility. In February 2010, we amended and restated our secured bank credit facility with a new secured bank credit facility. The new credit facility has a borrowing capacity of $420.0 million and matures in February 2014. Obligations under the new credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in substantially all of our subsidiaries. Under the new credit facility, borrowings bear interest at our option at the British Bankers Association LIBOR Rate plus an applicable margin, or the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate, in each case plus an applicable margin. We pay a per annum fee on all letters of credit issued under the new credit facility, and we pay a commitment fee of 0.50% per annum on the unused availability under the new credit facility. The letter of credit fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio.

In addition to recapitalizing our business, we are focusing on the performance and growth of our existing assets while evaluating future strategic acquisitions and selective construction and expansion opportunities.  We continue our initiatives to maximize utilization of our assets by improving operations and reducing operating costs.  We also entered into a 10-year firm transportation agreement in June 2010 with a major Barnett Shale producer for an additional 50 MMcf/d of natural gas on our gathering system in north Texas.  We are constructing a compressor station on an existing gathering line at an estimated cost of less than $10.0 million to accommodate such transportation requirements.  The project is scheduled to be completed and operational in the first quarter of 2011.  The annual cash flow from the agreement is expected to be approximately $8.0 million. During the second half of 2010, we will expand our natural gas gathering system in the Barnett Shale with a $25.0 million 15-mile pipeline project.  The project is supported by volumetric commitments from a major gas producer and is expected to have throughput of approximately 100 Bcf of gas during the first four years of operation.  The project is scheduled to be completed in the first quarter of 2011.

We also completed the sale of our east Texas assets for $39.8 million in January 2010 and recognized a $14.0 million gain on disposition.

Our future operations may be negatively impacted by recent developments in the energy industry. In light of the explosion and fire on the drilling rig Deepwater Horizon in the Gulf of Mexico, as well as recent incidents involving the release of natural gas and fluids as a result of drilling activities in the Marcellus Shale, there has been a variety of regulatory initiatives at the federal and state level to restrict oil and gas drilling operations in certain locations. Any increased regulation or suspension of oil and gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on our business, financial condition and results of operations. We must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent we are a shipper on interstate pipelines, we must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity.

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated, which excludes financial and operating data deemed discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
LIG Segment
Revenues	$276.4	$211.3	$545.5	$481.5
Purchased gas	(246.5)	(186.5)	(487.9)	(439.9)
Total gross margin	$29.9	$24.8	$57.6	$41.6
NTX Segment
Revenues	$123.4	$204.7	$304.0	$361.8
Purchased gas	(82.6)	(162.3)	(225.6)	(279.7)
Total gross margin	$40.8	$42.4	$78.4	$82.1
PNGL Segment
Revenues	$134.7	$72.8	$285.0	$128.0
Purchased gas	(124.8)	(63.5)	(261.6)	(108.7)
Gas and NGL marketing activities	3.4	1.4	5.8	2.2
Total gross margin	$13.3	$10.7	$29.2	$21.5
Corporate
Revenues	$(135.0)	$(140.9)	$(302.5)	$(271.1)
Purchased gas	135.0	142.1	302.5	273.9

Total gross margin	$—	$1.2	$—	$2.8
Total
Revenues	$399.5	$347.9	$832.0	$700.2
Purchased gas	(318.9)	(270.2)	(672.6)	(554.4)
Gas and NGL marketing activities	3.4	1.4	5.8	2.2
Total gross margin	$84.0	$79.1	$165.2	$148.0

Midstream Volumes (MMBtu/d):
LIG
Gathering and Transportation	887,000	925,000	901,000	910,000
Processing	286,000	268,000	285,000	259,000
NTX
Gathering and Transportation	1,075,000	1,150,000	1,078,000	1,125,000
Processing	207,000	235,000	203,000	228,000
PNGL
Processing	854,000	686,000	891,000	661,000
Commercial Services Volumes	49,000	57,000	50,000	83,000
Corporate
Gathering and Transportation	—	32,000	—	35,000

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Gross Margin and Gas and NGL Marketing Activities. Gross margin was $84.0 million for the three months ended June 30, 2010 compared to $79.1 million for the three months ended June 30, 2009, an increase of $4.9 million, or 6.2%. The increase was primarily due to the continuation of a favorable gas processing environment and growth on our gathering and transmission systems.

•                       The LIG segment contributed gross margin growth of $5.1 million for the three months ended June 30, 2010 over the same period in 2009.  Approximately $4.4 million of this increase came on the gathering and transmission system due primarily to improved pricing and higher volumes on the northern part of the system focused on the Haynesville shale.  The processing plants on the system contributed approximately $0.6 million in gross margin growth.

•                       The NTX segment had a gross margin decline of $1.6 million for the three months ended June 30, 2010 over the same period in 2009, which was primarily due to a throughput volume decrease on the north Texas gathering systems.

•                       The PNGL segment had gross margin growth of $2.6 million for the comparable periods due to the continued favorable processing environment. Gross margin from gas and NGL marketing activities increased for the comparative periods by approximately $2.0 million primarily due to an improved fee structure and an increase in activity in the liquids marketing business. In addition, the Riverside facility and the Pelican processing plant had gross margin increases of $1.0 million and $0.7 million, respectively.  These increases were partially offset by a combined gross margin decline of $1.1 million on the other processing facilities in the region primarily due to lower plant inlet volumes.

•                       The corporate segment reported a gross margin decrease of approximately $1.2 million for the three months ended June 30, 2010 compared to same period in 2009 due to gross margin associated with sold assets.

Operating Expenses. Operating expenses were $25.4 million for the three months ended June 30, 2010 compared to $27.8 million for the three months ended June 30, 2009, a decrease of $2.4 million, or 8.6%. The decrease is a result of strategic initiatives undertaken to reduce expenses.

General and Administrative Expenses. General and administrative expenses were $11.7 million for the three months ended June 30, 2010 compared to $13.7 million for the three months ended June 30, 2009, a decrease of $2.0 million, or 14.6%. The decrease is primarily a result of the following:

•      Labor cost decreases of $1.1 million related to headcount reductions;

•      Bad debt reduction of $0.9 million;

•      Rent cancellation fees incurred during 2009 of $0.3 million;

•      Reduced professional fees for consulting of $0.5 million; and

•      Stock based compensation increase of $0.4 million for new grants.

Gain/Loss on Derivatives. We had a loss on derivatives of $1.6 million for the three months ended June 30, 2010 compared to a gain of $0.7 million for the three months ended June 30, 2009. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended June 30,
	2010		2009
	Total	Realized	Total	Realized
Basis swaps	$2.7	$2.8	$(0.9)	$(0.3)
Processing margin hedges	(1.2)	1.6	0.4	0.1
Other	0.1	0.1	0.1	(0.1)
Net (gains) losses related to commodity swaps	$1.6	$4.5	$(0.4)	$(0.3)
Derivative (gains) losses included in income from discontinued operations	—	—	(0.3)	0.1
Derivative (gains) losses from continuing operations	$1.6	$4.5	$(0.7)	$(0.2)

Depreciation and Amortization. Depreciation and amortization expenses were $26.8 million for the three months ended June 30, 2010 compared to $30.9 million for the three months ended June 30, 2009, a decrease of $4.1 million, or 13.2%. The decrease includes $2.7 million due to change in estimated depreciable lives based on the 2009 depreciation study regarding processing plants, $1.7 million due to 2009 expense from abandonment of certain planned projects and $0.5 million from the sale of the east Texas assets. These decreases were partially offset by $0.5 million depreciation on the Eunice natural gas liquids processing plant and fractionation facility purchased during the fourth quarter of 2009.

Interest Expense. Interest expense was $20.0 million for the three months ended June 30, 2010 compared to $21.7 million for the three months ended June 30, 2009, a decrease of $1.7 million, or 7.9%. Net interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2010	2009

Senior notes (secured and unsecured)	$16.2	$7.1
Bank credit facility	0.2	8.4
PIK interest on senior secured notes	—	1.6
Mark to market interest rate swaps	—	(3.0)
Realized interest rate swap losses	—	4.7
Amortization of debt issue costs	1.6	2.1
Other	2.0	0.8
Total	$20.0	$21.7

Discontinued Operations. During 2009, we sold certain non-strategic assets. In accordance with FASB ASC 360-10-05-4 the results of operations related to the assets sold are presented in income from discontinued operations for the three months ended June 30, 2009. Revenues, operating expenses, general and administrative expenses associated directly to the assets sold, depreciation and amortization, allocated Texas margin tax and allocated interest are reflected in the income from discontinued operations. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

Three Months Ended June 30, 2009
Midstream revenues	$134.5
Treating revenues	$15.5
Income from discontinued operations, net of tax	$4.6
Gathering and Transmission Volumes (MMBtu/d)	559,000
Processing Volumes (MMBtu/d)	192,000

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Gross Margin and Gas and NGL Marketing Activities. Gross margin was $165.2 million for the six months ended June 30, 2010 compared to $148.0 million for the six months ended June 30, 2009, an increase of $17.2 million, or 11.6%. The increase was primarily due to the continuation of a favorable gas processing environment and growth on our gathering and transmission systems.

•                       The LIG segment contributed gross margin growth of $16.0 million for the six months ended June 30, 2010 over the same period in 2009.  Approximately $9.4 million of this increase came on the gathering and transmission system due primarily to improved pricing and higher volumes on the northern part of the system focused on the Haynesville shale.  The Plaquemine and Gibson processing plants on the system contributed gross margin growth of $3.8 million and $2.9 million, respectively.  These increases are attributed to the favorable processing environment in the first six months of the year.

•                       The NTX segment had a gross margin decline of $3.7 million for the six months ended June 30, 2010 over the same period in 2009, which was primarily due to a throughput volume decrease on the north Texas gathering systems.

•                       The PNGL segment had gross margin growth of $7.7 million for the comparable periods due to the continued favorable processing environment.  Gross margin from gas and NGL marketing activities increased for the comparative periods by approximately $3.6 million primarily due to an improved fee structure and an increase in activity in the liquids marketing business. In addition, the Pelican, Riverside and Eunice facilities had gross margin increases of $2.2 million, $2.0 million and $1.5 million, respectively.  These increases were offset in part by a gross margin decline of $1.7 million at the Sabine Pass plant due primarily to lower inlet volumes.

•                       The corporate segment reported a gross margin decrease of approximately $2.8 million for the three months ended June 30, 2010 compared to same period in 2009 due to gross margin associated with sold assets.

Operating Expenses. Operating expenses were $51.9 million for the six months ended June 30, 2010 compared to $55.7 million for the six months ended June 30, 2009, a decrease of $3.8 million, or 6.9%. The decrease is a result of strategic initiatives undertaken to reduce expenses.

General and Administrative Expenses. General and administrative expenses were $24.4 million for the six months ended June 30, 2010 compared to $27.6 million for the six months ended June 30, 2009, a decrease of $3.2 million, or 11.5%. The decrease is primarily a result of the following:

•                  Labor cost decreases of $3.8 million related to headcount reductions;

•                  Bad debt reduction of $0.7 million;

•                  Rent cancellation fees incurred during 2009 of $0.9 million;

•                  Increased professional fees primarily legal fees of $0.2 million; and

•                  Stock based compensation increase of $1.3 million for new grants.

Gain on Sale of Property. Assets sold during the six months ended June 30, 2010 generated a net gain of $13.8 million resulting primarily from the sale of the east Texas assets.

Gain/Loss on Derivatives. We had a loss on derivatives of $5.3 million for the six months ended June 30, 2010 compared to a gain of $5.1 million for the six months ended June 30, 2009. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Six Months Ended June 30,
	2010		2009
	Total	Realized	Total	Realized
Basis swaps	$4.8	$2.3	$(1.8)	$(1.0)
Processing margin hedges	0.6	3.5	(3.7)	(4.0)
Other	(0.1)	0.1	(0.4)	(1.3)
Net (gains) losses related to commodity swaps	$5.3	$5.9	$(5.9)	$(6.3)
Derivative losses included in income from discontinued operations	—	—	0.8	0.5
Derivative (gains) losses from continuing operations	$5.3	$5.9	$(5.1)	$(5.8)

Impairments. Impairment expense was $1.3 million for the six months ended June 30, 2010 and there were no impairments during the six months ended June 30, 2009. The impairment in 2010 primarily relates to the write down of certain pipe inventory prior to its sale.

Depreciation and Amortization. Depreciation and amortization expenses were $53.9 million for the six months ended June 30, 2010 compared to $59.7 million for the six months ended June 30, 2009, a decrease of $5.8 million, or 9.6%. The decrease includes $5.4 million from the decision made in the fourth quarter of 2009 to extend the depreciable lives of processing plants and $1.0 million from the sale of the east Texas assets. These decreases were partially offset by $1.1 million depreciation on the Eunice natural gas liquids processing plant and fractionation facility purchased during the fourth quarter of 2009.

Interest Expense. Interest expense was $46.9 million for the six months ended June 30, 2010 compared to $39.3 million for the six months ended June 30, 2009, an increase of $7.6 million, or 19.3%.  The increase in interest expense between periods was primarily due to additional expense totaling $1.6 million associated with make-whole interest payments and the write-off of debt issue costs for the January repayment of debt with proceeds from the preferred unit sale and the east Texas asset sale. Net interest expense consists of the following (in millions):

	Six Months Ended June 30,
	2010	2009

Senior notes (secured and unsecured)	$29.1	$13.9
Bank credit facility	4.0	12.6
PIK interest on senior secured notes	1.4	2.1
Mark to market interest rate swaps	(22.4)	(3.4)
Realized interest rate swaps	26.5	9.2
Amortization of debt issue costs	3.7	3.7
Other	4.6	1.2
Total	$46.9	$39.3

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt during the six months ended June 30, 2010 and 2009 of $14.7 million and $4.7 million, respectively. In February 2010, we repaid our existing credit facility and senior secured notes which resulted in make-whole interest payments on our senior secured notes and the write-off of unamortized debt costs totaling $14.7 million. The loss of $4.7 million on extinguishment of debt incurred in the six months ended June 30, 2009 related to the amendment of our old credit facility and the senior secured notes in February 2009.

Discontinued Operations. During 2009, we sold certain non-strategic assets. In accordance with FASB ASC 360-10-05-4 the results of operations related to the assets sold are presented in income from discontinued operations for the six months ended June 30, 2009. Revenues, operating expenses, general and administrative expenses associated directly to the assets sold, depreciation and amortization, allocated Texas margin tax and allocated interest are reflected in the income from discontinued operations. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

Six Months Ended June 30, 2009
Midstream revenues	$313.7
Treating revenues	$31.7
Income from discontinued operations, net of tax	$8.3
Gathering and Transmission Volumes (MMBtu/d)	567,000
Processing Volumes (MMBtu/d)	193,000

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $18.6 million and $19.0 million for the six months ended June 30, 2010 and 2009, respectively. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended June 30,
	2010	2009

Income before non-cash income and expenses	$0.2	$53.1
Changes in working capital	$18.4	$(34.1)

The primary reason for the decrease in cash flow from income before non-cash income and expenses of $52.9 million from 2009 to 2010 relates to interest payment for settlements of interest rate swaps, make-whole payments, and PIK notes.

Cash Flows from Investing Activities. Net cash provided by investing activities was $41.7 million for the six months ended June 30, 2010 and net cash used in investing activities was $56.1 million for the six months ended June 30, 2009. Our primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Six Months Ended June 30,
	2010	2009
Growth capital expenditures	$14.3	$70.1
Maintenance capital expenditures	4.3	4.8
Total	$18.6	$74.9

Cash flows from investing activities for the six months ended June 30, 2010 and 2009 also includes proceeds from property sales of $59.5 million and $10.7 million, respectively. The east Texas assets and a non-operational processing plant held in inventory were sold in the first half of 2010 for $39.8 million and $19.5 million, respectively. The Arkoma asset was sold in the first half of 2009 for $11.0 million.

Cash Flows from Financing Activities. Net cash used in financing activities was $59.8 million and net cash provided by financing was $36.3 million for the six months ended June 30, 2010 and 2009, respectively. Financing activities during 2010 primarily relate to the issuance of senior unsecured notes, sale of preferred units and establishment of a new credit facility and repaying our prior credit facility and senior secured notes. Financing activities during 2009 primarily relate to funding of capital expenditures. Our financings have primarily consisted of borrowings and repayments under our old and new bank credit facilities, borrowings and repayments under capital lease obligations, senior secured note repayments, senior unsecured note borrowings and debt refinancing costs during 2010 and 2009 as follows (in millions):

	Six Months Ended June 30,
	2010	2009
Net borrowings (repayments) under bank credit facilities	$(529.6)	$82.8
Senior secured note repayments	(316.5)	(4.7)
Senior unsecured note borrowings (net of discount on the note)	710.6	—
Net borrowings (repayments) under capital lease obligations	(1.1)	0.1
Debt refinancing costs	(28.5)	(13.4)

Historically distributions to unitholders and our general partner represented our primary use of cash in financing activities. We ceased making distributions to common unitholders in the first quarter of 2009 due to liquidity issues and because the terms of our old credit facility and senior secured note agreement restricted our ability to make distributions unless certain conditions were met. Total cash distributions made during the six months ended June 30, 2010 and 2009 were as follows (in millions):

	Six Months Ended June 30,
	2010	2009
Common units	$—	$11.4
Preferred units	3.1	—
General partner	—	0.2
Total	$3.1	$11.6

Although our new credit facility does not limit our ability to make distributions as long as we are not in default of such facility (and the indenture governing our senior unsecured notes requires us to meet a minimum fixed charge coverage ratio test in order to make distributions of available cash), any decision to make cash distributions on our units and the amount of any such distributions will consider maintaining sufficient cash flow in excess of the distribution to continue to move towards lower leverage ratios. We have established a target over the next couple of years of achieving a ratio of total debt to Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, impairments, non-cash mark-to-market items and other miscellaneous non-cash items) of less than 4.0 to 1.0, and we do not currently expect to make cash distributions on our outstanding units unless such ratio is less than 4.5 to 1.0 (pro forma for any distribution). We will also consider general economic conditions and our outlook for our business as we determine to pay any distribution. Based on our current projections, we expect to reinstate cash distributions on our common units in the third quarter of 2010 (payable in November 2010).

We paid a cash distribution on our preferred units of $0.2125 per unit for a total $3.1 million in May 2010. In August 2010, we declared a cash distribution on our preferred units of $0.2125 per unit for a total of $3.1 million payable in August 2010. As described under “Recent Developments and Business Strategy — Sale of Preferred Units” above, the quarterly distributions on our preferred units may be paid in cash, in additional preferred units issued in kind or any combination thereof at our discretion. The distribution payments in cash to the preferred units were in compliance with our financial guidelines of achieving a ratio of debt to Adjusted EBITDA of less than 4.5 to 1.0 on a pro forma basis after making cash distributions.

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our $420.0 million new credit facility to fund checks as they are presented. As of June 30, 2010, we had approximately $307.4 million of available borrowing capacity under this facility. Changes in drafts payable for the six months ended 2010 and 2009 were as follows (in millions):

	Six Months Ended June 30,
	2010	2009
Decrease in drafts payable	$1.6	$16.5

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of June 30, 2010.

Capital Requirements. Our current 2010 capital spending projection includes approximately $35.0 million of identified growth projects. Although we may identify more growth projects during 2010, we still do not anticipate that our capital expenditures during 2010 will exceed $100.0 million. During the first half of 2010, our growth capital investments were $14.3 million which were funded by internally generated cash flow.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2010, is as follows (in millions):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations	$732.1	$—	$7.1	$—	$—	$—	$725.0
Interest payable on fixed long-term debt obligations	508.4	33.0	63.8	63.5	63.5	63.5	221.1
Capital lease obligations	41.9	2.3	4.6	4.6	4.6	4.6	21.2
Operating lease obligations	49.6	6.5	13.3	9.6	6.4	4.9	8.9
Uncertain tax position obligations	3.1	3.1	—	—	—	—	—
Total contractual obligations	$1,335.1	$44.9	$88.8	$77.7	$74.5	$73.0	$976.2

The above table does not include any physical or financial contract purchase commitments for natural gas.

Indebtedness

As of June 30, 2010 and December 31, 2009, long-term debt consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the facility) at December 31, 2009 was 6.75%	$—	$529.6
New credit facility, interest based on Prime and/or LIBOR plus an applicable margin, interest rate (per the new facility) at June 30, 2010 was 6.0%	—	—
Senior secured notes (including PIK notes (1) of $9.5 million), weighted average interest rate at December 31, 2009 was 10.5%	—	326.0
Senior unsecured notes, net of discount of $14.4 million, which bear interest at the rate of 8.875%	710.6	—
Series B secured note assumed in the Eunice transaction, which bears interest at the rate of 9.5%	7.1	18.1
	$717.7	$873.7
Less current portion	(7.1)	(28.6)
Debt classified as long-term	$710.6	$845.1

(1)     The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 in the form of an increase in the principal amounts thereof (the “PIK notes”). These notes were paid in full in February 2010.

New Credit Facility. As of June 30, 2010, we had a new bank credit facility with a borrowing capacity of $420.0 million that matures in February 2014. As of June 30, 2010, there was $112.6 million in letters of credit issued and outstanding under the new bank credit facility, leaving approximately $307.4 million available for future borrowing. The new bank credit facility is guaranteed by substantially all of our subsidiaries.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, we are exposed to the risk of changes in interest rates on our floating rate debt.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) into law, to which one of the areas relates to increased regulation of the markets for derivative products of the type we use to manage areas of market risk. While the Commodity Futures Trading Commission has yet to issue regulations to implement this increased regulation, the Act may result in increased costs to us to implement our market risk management strategy.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate new bank credit facility. At June 30, 2010, our new bank credit facility had no outstanding borrowings.

At June 30, 2010, we had total fixed rate debt obligations of $717.6 million, consisting of our senior unsecured notes with an interest rate of 8.875% and a series B secured note with an interest rate of 9.5%. The fair value of these fixed rate obligations was approximately $739.3 million as of June 30, 2010. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rate debt (our senior unsecured notes) by $24.4 million based on the debt obligations as of June 30, 2010.

Commodity Price Risk

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements:

1.                    Processing margin contracts: Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us, or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

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

The gross margin presentation in the table below is calculated net of results from discontinued operations. Gas processing margins by contract types and gathering and transportation margins as a percent of total gross margin for the comparative year-to-date periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gathering and transportation margin	63.0%	69.0%	61.5%	69.0%

Gas processing margins:
Processing margin	14.2%	8.5%	13.8%	6.7%
Percent of liquids	7.9%	10.4%	11.1%	12.8%
Fee based	14.9%	12.1%	13.6%	11.5%
Total gas processing	37.0%	31.0%	38.5%	31.0%

Total	100.0%	100.0%	100.0%	100.0%

We have hedges in place at June 30, 2010 covering a portion of the liquids volumes we expect to receive under percent of liquids (POL) contracts as set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

Period	Underlying	Notional Volume	We Pay	We Receive*	Fair Value Asset/(Liability)
					(In thousands)
July 2010 – September 2010	Ethane	18 (MBbls)	Index	$0.6800/gal	$160
July 2010 – December 2010	Propane	49 (MBbls)	Index	$0.9656/gal	(89)
July 2010 – December 2010	Normal Butane	15 (MBbls)	Index	$1.2677/gal	(61)
July 2010 – December 2010	Natural Gasoline	8 (MBbls)	Index	$1.4573/gal	(60)
					$(50)

*weighted average

Period	Underlying	Notional Volume	We Pay	We Receive*	Fair Value Asset/(Liability)
					(In thousands)
January 2011 – December 2011	Normal Butane	9 (MBbls)	Index	$1.5022/gal	$67
January 2011 – December 2011	Natural Gasoline	6 (MBbls)	Index	$1.8396/gal	48
					$115

*weighted average

We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on our POL contracts. We hedge our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 48.7% of our hedgeable volumes at risk through December 2010 (22.4% of total volumes at risk through December of 2010). We have begun hedging our POL exposure for 2011 as set forth above.

We also have hedges in place at June 30, 2010 covering the fractionation spread risk related to our processing margin contracts as set forth in the following table:

Period.	Underlying	Notional Volume	We Pay	We Receive	Fair Value Asset/(Liability)
					(In thousands)
July 2010 – December 2010	Ethane	70 (MBbls)	Index	$0.5244/gal*	$177
July 2010 – December 2010	Propane	34 (MBbls)	Index	$0.9496/gal*	(85)
July 2010 – December 2010	Normal Butane	23 (MBbls)	Index	$1.2427/gal*	(114)
July 2010 – December 2010	Natural Gasoline	22 (MBbls)	Index	$1.5675/gal*	(62)
July 2010 – December 2010	Natural Gas	3,553 (MMBtu/d)	$6.1716/MMBtu*	Index	(851)
					$(935)

*weighted average

Period	Underlying	Notional Volume	We Pay	We Receive	Fair Value Asset/(Liability)
					(In thousands)
January 2011 - December 2011	Propane	21 (MBbls)	Index	$1.0640/gal*	$90
January 2011 - December 2011	Iso Butane	6 (MBbls)	Index	$1.4991/gal*	35
January 2011 - December 2011	Normal Butane	6 (MBbls)	Index	$1.4507/gal*	32
January 2011 - December 2011	Natural Gasoline	9 (MBbls)	Index	$1.8247/gal*	60
January 2011 - December 2011	Natural Gas	609 (MMbtu/d)	$5.4832/MMBtu*	Index	(29)
					$188

*      weighted average

In relation to our fractionation spread risk, as set forth above, we have hedged 45.1% of our hedgeable liquids volumes at risk through December 2010 (19.6% of total liquids volumes at risk) and 45.1% of the related hedgeable PTR volumes through December 2010 (20.1% of total PTR volumes). We have begun hedging our fractionation spread risk for 2011 as set forth above.

We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 9.0% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of June 30, 2010, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of less than $0.1 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $0.9 million in the net fair value asset of these contracts as of June 30, 2010 to a net fair value liability of approximately $0.8 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 in alerting them in a timely manner to material information required to be disclosed in our reports filed with the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended June 30, 2010 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

August 6, 2010

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

31	.1*	—	Certification of the Principal Executive Officer.

31	.2*	—	Certification of the Principal Financial Officer.

Number			Description

32	.1*	—	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*      Filed herewith.