Form 10-K
period 2010-12-31
CROSSTEX ENERGY LP
filed 2011-02-25
CIK 1179060

Use these links to rapidly review the document
TABLE OF CONTENTS DESCRIPTION
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(Registrant's telephone number, including area code)
 (214) 953-9500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited Partnership Interests	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 None.

         Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Units representing limited partner interests held by non-affiliates of the registrant was approximately $253,615,778 on June 30, 2010, based on $10.54 per unit, the closing price of the Common Units as reported on The NASDAQ Global Select Market on such date.

         At February 11, 2011, there were 50,452,761 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DESCRIPTION

CROSSTEX ENERGY, L.P.

PART I

Item 1.    Business

General

        Crosstex Energy, L.P. is a publicly traded Delaware limited partnership formed in 2002. Our Common Units are listed on The NASDAQ Global Select Market under the symbol "XTEX". Our business activities are conducted through our subsidiary, Crosstex Energy Services, L.P., a Delaware limited partnership (the "Operating Partnership") and the subsidiaries of the Operating Partnership. Our executive offices are located at 2501 Cedar Springs, Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.crosstexenergy.com. In the "Investors" section of our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our web site are available free of charge. In this report, the terms "Partnership" and "Registrant," as well as the terms "our," "we," "us" and "its," are sometimes used as abbreviated references to Crosstex Energy, L.P. itself or Crosstex Energy, L.P. together with its consolidated subsidiaries, including the Operating Partnership.

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

        Crosstex Energy GP, LLC, a Delaware limited liability company, is our general partner. Crosstex Energy GP, LLC manages our operations and activities. Crosstex Energy GP, LLC is a wholly owned subsidiary of Crosstex Energy, Inc., or CEI. Crosstex Energy, Inc.'s shares are listed on The NASDAQ Global Select Market under the symbol "XTXI." The following diagram depicts the organization and ownership of the Partnership as of January 1, 2011.

        As generally used in the energy industry and in this document, the following terms have the following meanings:

  /d = per day
  Bbls = barrels
  Bcf = billion cubic feet
  Btu = British thermal units
  Gal = gallon
  Mcf = thousand cubic feet
  MMBtu = million British thermal units
  MMcf = million cubic feet
  NGL = natural gas liquid

        Capacity volumes for our facilities are measured based on physical volume and stated in cubic feet (Bcf, Mcf or MMcf). Throughput volumes are measured based on energy content and stated in British thermal units (Btu or MMBtu). A volume capacity of 100 MMcf generally correlates to volume throughput of 100,000 MMBtu. Fractioned volumes are measured based on physical volumes and stated in gallons (Gal).

Our Operations

        We focus on the gathering, processing, transmission and marketing of natural gas and NGLs, which we manage as regional reporting segments. Our geographic focus is in the North Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (the Crosstex LIG and the south Louisiana processing and NGL assets, or PNGL). Our combined midstream assets consist of over 3,300 miles of natural gas gathering and transmission and NGL pipelines, nine natural gas processing plants and three fractionators. Our gathering systems consist of a network of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. Our transmission pipelines primarily receive natural gas from our gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. Our processing plants remove NGLs from a natural gas stream and our fractionators separate the NGLs into separate NGL products, including ethane, propane, iso- and normal butanes and natural gasoline. See Note 15 to the consolidated financial statements for financial information about these operating segments.

        Our assets include the following:

  •
  North Texas Assets.  Our North Texas Assets are comprised of gathering, processing and transmission assets serving producers active in the Barnett Shale. Our gathering systems in north Texas, or NTG, consist of approximately 670 miles of gathering lines with total capacity of approximately 1,200 MMcf/d and total throughput was approximately 730,000 MMBtu/d for the year ended December 31, 2010. Our processing facilities in north Texas include three gas processing plants with a total processing capacity of 280 MMcf/d. Total processing throughput averaged 209,000 MMBtu/d for the year ended December 31, 2010. Our transmission asset consists of a 140-mile pipeline from an area near Fort Worth, Texas to a point near Paris, Texas and related facilities. The capacity on the North Texas Pipeline, or NTP, is approximately 375 MMcf/d. The NTP connects production from the Barnett Shale to markets in north Texas and to markets accessed by the Natural Gas Pipeline Company, or NGPL, Kinder Morgan, Houston Pipeline, or HPL, Atmos, Gulf Crossing and other markets. For the year ended December 31, 2010, the total throughput on the NTP was approximately 339,000 MMBtu/d.

  •
  Crosstex LIG System.  The Crosstex LIG system is one of the largest intrastate pipeline systems in Louisiana, consisting of approximately 2,000 miles of gathering and transmission pipeline, with an average total throughput of approximately 902,000 MMBtu/d for the year ended December 31, 2010. The system also includes two operating, on-system processing plants, our Plaquemine and Gibson plants, with an average throughput of approximately 283,000 MMBtu/d for the year ended December 31, 2010. Total volume of fractionated liquids at Plaquemine averaged 2,600 Bbls/d for the year ended December 31, 2010. The system has access to both rich and lean gas supplies. These supplies reach from the Haynesville Shale in north Louisiana to onshore production in south central and southeast Louisiana. Crosstex LIG has a variety of transportation and industrial sales customers, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans.

  •
  South Louisiana Processing and NGL Assets.  Our south Louisiana natural gas processing and liquids assets include approximately 2.0 Bcf/d of processing capacity, 64,000 Bbls/d of fractionation capacity, 2.4 million barrels of underground storage and approximately 440 miles of liquids transport lines. The assets include the Eunice processing plant and fractionation facility; the Pelican, Sabine and Blue Water processing plants; the Riverside fractionation plant; the Napoleonville storage facility; the Cajun Sibon pipeline system and the Intracoastal Pipeline. Total processing throughput averaged 874,000 MMBtu/d for the year ended December 31, 2010. Total volume of fractionated liquids averaged 19,000 Bbls/d for the year ended December 31, 2010. The Eunice plant is connected to onshore gas supply, as well as continental shelf and deepwater gas production. The Pelican and Sabine plants are connected with continental shelf and deepwater gas. The various plants have downstream connections to the ANR Pipeline, Florida Gas Transmission, Texas Gas Transmission, Tennessee Gas Pipeline and Transco.

Our Business Strategy

        During 2010, we successfully executed our business plan by improving existing system profitability, improving our financial flexibility and resuming our distributions to partners. We are now well positioned to focus on increasing our distributable cash flow by (i) expanding our existing assets, (ii) capitalizing on our NGL capabilities, (iii) pursuing accretive acquisitions or construction of facilities in new areas and (iv) focusing on operational excellence. Key elements of our strategy will include the following:

  •
  Undertake selective construction and expansion opportunities on our existing systems. We intend to leverage our existing infrastructure and producer and customer relationships by expanding existing systems to meet new or increased demand for our gathering, transmission, processing and marketing services. We have two expansion projects that are underway in north Texas and scheduled for completion near the end of the first quarter of 2011. We are constructing a compressor station on an existing gathering line in north Texas at an estimated cost of less than $10.0 million to accommodate 50 MMcf/d of natural gas. This project will provide the capacity to meet the transportation requirements under a 10 year firm transportation agreement with a major Barnett Shale producer. The annual cash flow from the agreement is expected to be approximately $8.0 million. Our second project involves a 15 mile expansion of our natural gas gathering system in the Barnett Shale with an estimated cost of $25.0 million. The project is supported by volumetric commitments from a major gas producer. Cash flow from this project is expected to average approximately $10.0 million per year for the first four years.

  •
  Capitalizing on our NGL capabilities.  We believe there are near-term growth opportunities for our NGL business based on our ability to increase the utilization of our asset infrastructure which has excess capacity. We are targeting projects that create incremental stable fee-based income from our NGL fractionation business. We see a growing need for fractionation and NGL handling from liquids-rich gas production from the developing shale plays, including the Eagle Ford shale play in south Texas, the Granite Wash in the Texas Panhandle and Oklahoma, the Marcellus shale play in West Virginia and Pennsylvania and the Bakken shale play in North Dakota. These areas have limited NGL markets and/or inadequate NGL infrastructure. We are currently offering producers in these regions an interim solution by transporting NGLs via rail or truck to our fractionators in Louisiana. During 2010, we were handling approximately 7,300 Bbls/d under these type of arrangements. We have initiated construction on a project to bring 15,000 Bbls/d of idle fractionation capacity at our Eunice plant back into service which is expected to be completed during the first quarter of 2011 with an estimated cost of $9.0 million. The project is supported with existing system volumes and is expected to generate annual cash flow of approximately $3.0 million and will provide capacity for continued growth from our NGL rail aggregation business.

  •
  Pursue accretive acquisitions or construction of facilities in new areas.  We will also consider the acquisition and construction of facilities and systems in new areas in regions with significant natural gas reserves and high levels of drilling activity or with growing demand for natural gas that lack midstream infrastructure to process and/or transport the natural gas. We believe our existing infrastructure, personnel, producer and consumer relationships, and construction experience, including experience in large shale developments, provide us with a competitive advantage for such expansion opportunities. We believe our spare NGL fractionation capacity in south Louisiana will provide a strategic advantage in competing to provide midstream services in many of the newly developing liquids-rich, unconventional gas resources. We intend to use our acquisition and integration experience to make strategic acquisitions of assets that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion of the acquired asset.

  •
  Focus on operational excellence.  We continue to operate our existing asset base to maximize cost efficiencies, provide flexibility for our customers and provide reliable capacity for our customers. We will continue to focus on safety, environmental integrity, innovation and customer service.

Recent Developments

        We resumed making quarterly distributions to our common unitholders during the third quarter of 2010. In November 2010, we paid a quarterly distribution of $0.25 per unit related to the three months ended September 30, 2010. We declared a quarterly distribution of $0.26 per unit in January 2011 that was paid in February 2011 related to the three months ended December 31, 2010. We believe the resumption of our distributions is an important milestone in accessing the capital markets to support our future growth strategies.

        Prior to December 31, 2010, our general partner was Crosstex GP, L.P., and Crosstex Energy GP, LLC, as the general partner of Crosstex Energy GP, L.P., managed our operations and activities on behalf of Crosstex Energy GP, L.P. On December 31, 2010, Crosstex Energy GP, L.P. merged with and into Crosstex Energy GP, LLC, thereby eliminating the separate existence of Crosstex Energy GP, L.P. In connection with such merger, Crosstex Energy GP, LLC became the general partner of the Partnership and is responsible for managing the operations and activities of the Partnership and for employing the Partnership's officers.

Our Assets

        North Texas Assets.    Our NTP which commenced service in April 2006, consists of a 140-mile pipeline and associated gathering lines from an area near Fort Worth, Texas to a point near Paris, Texas. The capacity of the NTP is approximately 375 MMcf/d. The NTP connects production from the Barnett Shale to markets in north Texas and to markets accessed by the Natural Gas Pipeline Company, or NGPL, Kinder Morgan, Houston Pipeline, or HPL, Atmos, Gulf Crossing and other markets. NTP's interconnect with Gulf Crossing Pipeline provides our customers access to mid-west and east coast markets. For the year ended December 31, 2010, the total throughput on the NTP was approximately 339,000 MMBtu/d.

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

  •
  Gathering System.  Since the date of the acquisition through December 31, 2010, we have expanded our gathering system and connected in excess of 600 new wells to our north Texas gathering system, including approximately 100 wells connected in 2010, and significantly increased the productive acreage dedicated to the system. As of December 31, 2010, total capacity on our north Texas gathering system was approximately 1,200 MMcf/d and total throughput averaged approximately 730,000 MMBtu/d for the year ended December 31, 2010. We have two expansion projects that are underway on our north Texas gathering system and scheduled for completion by the end of the first quarter of 2011. These two expansion projects are supported by volumetric commitments from two separate producers on our north Texas gathering system. We are constructing a compressor station on an existing gathering line to accommodate 50 MMcf/d of natural gas to meet transportation requirements under a 10-year firm transportation agreement with one major producer and adding 15 miles of gathering pipeline in the Barnett Shale for another major producer. The total cost of these two projects is estimated to be approximately $35.0 million.

  •
  Processing Facilities.  Since 2006, we have constructed three gas processing plants with a total processing capacity in the Barnett Shale of 280 MMcf/d, including our Silver Creek plant, which is a 200 MMcf/d cryogenic processing plant, our Azle plant, which is a 50 MMcf/d cryogenic processing plant and our Goforth plant, which is a 30 MMcf/d processing plant. Total processing throughput averaged 209,000 MMBtu/d for the year ended December 31, 2010.

        We have budgeted approximately $30.0 million for continued development of our north Texas assets during 2011, primarily related to our two north Texas gathering system projects discussed above.

        Crosstex LIG Assets.    The Crosstex LIG system is one of the largest intrastate pipeline systems in Louisiana, consisting of approximately 2,000 miles of gathering and transmission pipeline, with an average throughput of approximately 902,000 MMBtu/d for the year ended December 31, 2010. The system also includes two operating, on-system processing plants, our Plaquemine and Gibson plants, with an average throughput of 283,000 MMBtu/d for the year ended December 31, 2010 and total capacity of 335 MMcf/d. The Plaquemine plant also has a fractionation capacity of 10,800 Bbls/d of liquid products which we are connecting to our south Louisiana NGL system in conjunction with the restart of our Eunice fractionator as discussed below. The system has access to both rich and lean gas supplies. These supplies reach from north Louisiana to onshore production in south central and southeast Louisiana. Crosstex LIG has a variety of transportation and industrial sales customers, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans.

        In 2007, we expanded our Crosstex LIG system in the north to reach additional productive areas in the developing natural gas fields south of Shreveport, Louisiana, primarily in the Cotton Valley formation. This north Louisiana expansion consists of 63 miles of 24" mainline with 9 miles of gathering lateral pipeline. Our north Louisiana expansion bisects the developing Haynesville Shale gas play in north Louisiana. The north Louisiana expansion was operating at near capacity during 2008 as the Haynesville gas was beginning to develop so we added 35 MMcf/d of capacity by adding compression during the third quarter of 2008 bringing the total capacity of the north Louisiana expansion to approximately 275 MMcf/d. We continued the expansion of our north Louisiana system and increased capacity by 135 MMcf/d during 2009 and 55 MMcf/d in 2010 by adding compression and by building new interconnects to nearby pipelines bringing capacity to 465 MMcf/d by the end of 2010. We have long-term firm transportation agreements subscribing to all of the incremental capacity added during 2009 and 2010. In addition, we added compression during 2009 between the southern portion of our Crosstex LIG system and the northern expansion of our Crosstex LIG system, which increased the capacity to move gas from the north LIG system to our markets in the south to 145 MMcf/d. Interconnects on the north Louisiana expansion include connections with the interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission, Trunkline Gas and Tennessee Gas Pipeline.

        South Louisiana Processing and NGL Assets.    Our south Louisiana assets are NGL fractionation, storage and pipeline assets and natural gas processing plants generally located near the Louisiana Gulf Coast and include the following:

  •
  NGL Assets.  Our NGL assets include our Eunice processing plant and fractionation facility, our Riverside fractionation plant, our Cajun Sibon pipeline system and our Napoleonville storage facility. We had excess capacity on our NGL assets during 2008 and 2009 and have made numerous operational changes and reconfigured operations to manage the lower utilization and reduce operating costs. During 2010, we have increased our focus on our NGL business in response to growing NGL supplies from new shale development by seeking additional volumes for fractionation through increased rail and truck deliveries and increased third-party pipeline rich gas supplies. Looking into 2011, we believe NGL supplies will continue to grow so we expect to see continued growth in our NGL business which will increase utilization of our facilities.

  •
  Eunice Processing Plant and Fractionation Facility.    The Eunice processing plant is located in south central Louisiana, has a capacity of 750 MMcf/d and processed approximately 412,000 MMBtu/d for the year ended December 31, 2010. The plant is connected to onshore gas supply, as well as continental shelf and deepwater gas production and has downstream connections to the ANR Pipeline, Florida Gas Transmission and Texas Gas Transmission, or TGT. The Eunice fractionation facility has a capacity of 36,000 Bbls/d of liquid products, including ethane, propane, iso-butane, normal butane and natural gasoline, and is directly connected to the southeast propane market and pipelines to the Anse La Butte storage facility. The plant was idled in August 2007, and the liquids from the Eunice processing plant were transported through our Cajun Sibon pipeline system to our Riverside plant for fractionation. We plan to restart our Eunice fractionator by the end of the first quarter of 2011 to take advantage of the activity around the liquid rich shale-plays, including the Eagle Ford, Permian, Granite Wash, Marcellus and Bakken plays. As part of this project, we will connect the Plaquemine fractionator into our NGL system for increased operational flexibility. This expansion will give us operational flexibility, increased fractionation capacity, and the ability to capture new NGL-related business. We expect to resume operations with an initial capacity to accommodate 15,000 Bbls/d of NGLs at Eunice and 10,800 Bbls/d at Plaquemine with the additional 21,000 Bbls/d of capacity at Eunice available for restart at a later date, as needed. The estimated cost to restart the fractionator and associated pipelines and facilities will be approximately $9.0 million. The project is supported by existing system volumes and is expected to generate annual cash flow of approximately $3.0 million and will provide capacity for continued growth from our NGL rail aggregation business.

  •
  Riverside Fractionation Plant.    The Riverside fractionator and loading facility is located on the Mississippi River upriver from Geismar, Louisiana. The Riverside plant has a fractionation capacity of approximately 28,000 Bbls/d of liquids products and fractionates liquids delivered by the Cajun Sibon pipeline system from the Eunice, Pelican and Blue Water plants or by truck. The Riverside facility has above-ground storage capacity of approximately 102,000 barrels. We have recently completed a project to reduce the fuel requirements at this facility by 15.0%.

  •
  Cajun Sibon Pipeline System.    The Cajun Sibon pipeline system consists of approximately 440 miles of 6" and 8" pipelines with a system capacity of approximately 28,000 Bbls/d and includes the 62 mile Intracoastal Pipeline acquired in December 2009. The pipeline transports unfractionated NGLs, referred to as raw make, from the Eunice, Pelican and Blue Water plants to either the Riverside or Eunice fractionators or to third party fractionators when necessary, and will be connected to the Plaquemine fractionator in 2011.

    •
    Napoleonville Storage Facility.    The Napoleonville NGL storage facility, located outside of Belle Rose, Louisiana, is connected to the Riverside facility and has a total capacity of approximately 2.4 million barrels of underground storage from two existing caverns. The caverns are currently operated in propane and butane service and space is leased to customers for a fee.

  •
  Pelican Processing Plant.  The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. For the year ended December 31, 2010, the plant processed approximately 278,000 MMBtu/d. The Pelican plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline. We have recently established an interconnection with the LIG pipeline for optimization of processing opportunities.

  •
  Sabine Pass Processing Plant.  The Sabine Pass processing plant is located east of the Sabine River at Johnson's Bayou, Louisiana and has a processing capacity of 300 MMcf/d of natural gas. The Sabine Pass plant is connected to continental shelf and deepwater gas production with downstream connections to Florida Gas Transmission, Tennessee Gas Pipeline (TGP) and Transco. The plant processed approximately 107,000 MMBtu/d for the year ended December 31, 2010.

  •
  Blue Water Gas Processing Plant.  We own a 59.27% interest in the Blue Water gas processing plant and operate the plant. The Blue Water plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. The plant has a net capacity to our interest of 300 MMcf/d. In January 2009, the flow of the gas on the pipeline was reversed by the TGP, the owner of the pipeline, thereby removing access to all the gas processed at our Blue Water plant from the Blue Water offshore system. The gas composition of the reverse TGP stream is leaner in NGL content, but is profitable to process during periods of high fractionation spreads. The plant has operated periodically during 2010 and is expected to continue to operate periodically in the future as fractionation spreads and volumes dictate.

        We have budgeted approximately $9.5 million of capital expenditures for our south Louisiana processing and NGL assets during 2011, primarily comprised of the costs associated with the Eunice restart project and the Plaquemine interconnection.

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

        Natural gas processing.    The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier NGLs and contaminants, such as water, sulfur compounds, nitrogen or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and may need to be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems is composed almost entirely of methane and ethane, with moisture and other contaminants removed to very low concentrations. Natural gas is processed not only to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas, but also to separate from the gas those hydrocarbon liquids that have higher value as NGLs. The removal and separation of individual hydrocarbons by processing is possible because of differences in weight, boiling point, vapor pressure and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline quality natural gas and a mixed NGL stream, as well as the removal of contaminants.

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

Natural Gas Supply

        Our transmission pipelines have connections with major interstate and intrastate pipelines, which we believe have ample supplies of natural gas in excess of the volumes required for these systems. In connection with the construction and acquisition of our gathering systems, we evaluate well and reservoir data publicly available or furnished by producers or other service providers to determine the availability of natural gas supply for the systems and/or obtain a minimum volume commitment from the producer that results in a rate of return on investment. Based on these facts, we believe that there should be adequate natural gas supply to recoup our investment with an adequate rate of return. We do not routinely obtain independent evaluations of reserves dedicated to our systems due to the cost and relatively limited benefit of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems or the anticipated life of such producing reserves.

Credit Risk and Significant Customers

        We are diligent in attempting to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss can be very large relative to our overall profitability.

        During the year ended December 31, 2010, we had three customers that represented greater than 10.0% individually of our revenue. Two customers in our LIG segment represented 14.5% and 10.6% of our consolidated revenue. One customer in our NTX segment represented 10.2% of our consolidated revenue. While these customers represents a significant percentage of consolidated revenues, the loss of these customers would not have a material impact on our results of operations because the gross operating margins received from transactions with these customers are not material to our total gross operating margin and we believe the sales to these customers could be easily replaced with other buyers at comparable sales prices.

Regulation

        Regulation by FERC of Interstate Natural Gas Pipelines.    We do not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or FERC, does not directly regulate our operations under the National Gas Act, or NGA. However, FERC's regulation of interstate natural gas pipelines influences certain aspects of our business and the market for our products. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce and its authority to regulate those services includes:

  •
  the certification and construction of new facilities;

  •
  the extension or abandonment of services and facilities;

  •
  the maintenance of accounts and records;

  •
  the acquisition and disposition of facilities;

  •
  maximum rates payable for certain services; and

  •
  the initiation and discontinuation of services.

        While we do not own any interstate pipelines, we do transport gas in interstate commerce. The rates, terms and conditions of service under which we transport natural gas in our pipeline systems in interstate commerce are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. In addition, FERC has adopted, or is in the process of adopting, various regulations concerning natural gas market transparency that will apply to some of our pipeline operations. The maximum rates for services provided under Section 311 of the NGPA may not exceed a "fair and equitable rate," as defined in the NGPA. The rates are generally subject to review every three years by FERC or by an appropriate state agency. The inability to obtain approval of rates at acceptable levels could result in refund obligations, the inability to achieve adequate returns on investments in new facilities and the deterrence of future investment or growth of the regulated facilities.

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

        Sales of Natural Gas.    The price at which we sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. We cannot predict the ultimate impact of these regulatory changes on our natural gas marketing operations but we do not believe that we will be affected by any such FERC action materially differently than other natural gas marketers with whom we compete.

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

        Hazardous Substance and Waste.    To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of "hazardous substance" into the environment. Potentially liable persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although "petroleum" as well as natural gas and NGLs are excluded from CERCLA's definition of a "hazardous substance," in the course of ordinary operations, we may generate wastes that may fall within the definition of a "hazardous substance." In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or any analogous federal or state laws.

        We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and/or comparable state statutes. From time to time, the Environmental Protection Agency, or EPA, and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable laws or regulations may result in an increase in our capital expenditures or plant operating expenses or otherwise impose limits or restrictions on our production and operations.

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

        Air Emissions.    Our current and future operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and impose various controls together with monitoring and reporting requirements. Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase in existing air emissions, obtain and comply with the terms of air permits, which include various emission and operational limitations, or use specific emission control technologies to limit emissions. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with maintaining or obtaining governmental approvals addressing air-emission related issues. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and may result in the limitation or cessation of construction or operation of certain air emission sources. Although we can give no assurances, we believe such requirements will not have a material adverse effect on our financial condition or operating results, and the requirements are not expected to be more burdensome to us than any similarly situated company.

        Air emissions associated with operations in the Barnett Shale area have come under recent scrutiny. In 2009 and 2010, the Texas Commission on Environmental Quality (TCEQ) conducted comprehensive monitoring of air emissions in the Barnett Shale area, in response to public concerns about high concentrations of benzene and other potential emissions in the air near drilling sites and natural gas processing facilities. In addition, environmental groups have advocated increased regulation in the Barnett Shale area and these groups as well as at least one state representative have further advocated a moratorium on permits for new gas wells until TCEQ completes its analysis. Also, the EPA recently entered into a settlement that requires it to reevaluate regulations for the control of air emissions from natural gas production facilities. Changes in laws or regulations imposing emission limitations, pollution control technology requirements or other regulatory requirements or any restriction on permitting of natural gas production facilities in the Barnett Shale area could have an adverse effect on our business.

        Climate Change.    In response to concerns suggesting that emissions of certain gases, commonly referred to as "greenhouse gases" (including carbon dioxide and methane), may be contributing to warming of the earth's atmosphere, EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the federal Clean Air Act.

        In September 2009, EPA finalized its Mandatory Reporting Rule for greenhouse gases, which requires the monitoring and reporting of greenhouse gas emissions on an annual basis. Some of our facilities include source categories that are subject to the greenhouse gas reporting requirements included in the final rule as promulgated in September 2009. In November 2010, EPA expanded the scope of the Mandatory Reporting Rule to include petroleum and natural gas systems, which applies the Mandatory Reporting Rule's requirements to, among other sources, fugitive and vented methane emissions from the oil and gas sector, including natural gas transmission compression. Although the Mandatory Reporting Rule does not control greenhouse gas emission levels from any facilities, it has still caused us to incur monitoring and reporting costs for emissions that are subject to the rule. Further, the rule's new requirements for reporting of fugitive and vented methane emissions from the oil and gas industry can be expected to increase our monitoring and reporting costs during 2011.

        After a series of regulatory actions finalized by EPA between December 2009 and May 2010, greenhouse gases became pollutants "subject to regulation" under the Clean Air Act's Prevention of Significant Deterioration (PSD) air quality permit program for stationary sources, and the largest of these sources have also become subject to permitting requirements under the Clean Air Act's Title V permitting program. As a result, new major stationary sources of greenhouse gas emissions, and modifications of existing major stationary sources that significantly increase their greenhouse gas emissions will require a permit setting forth Best Available Control Technology (BACT) for those emissions. EPA has, through its "Tailoring Rule," acted to limit these permitting requirements to only the largest sources of greenhouse gas emissions initially, but these new requirements could in the future affect our operations and our ability to obtain air permits for new or modified facilities.

        The U.S. Congress has also considered legislation to mandate reductions of greenhouse gas emissions, and at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs.

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

        It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is an important and commonly used process in the completion of wells by our customers, particularly in Barnett Shale and Haynesville Shale regions of our operations. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. At the federal level, the last U.S. Congress introduced legislation that would have amended the federal Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that Act and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. As support for the chemical disclosure requirements included in the legislation, sponsors of the legislation asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. This legislation could be reintroduced to the current Congress. If adopted, this or other similar legislation could establish an additional level of regulation and permitting of hydraulic fracturing operations at the federal level, which could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult for our customers to perform hydraulic fracturing. In addition, during the first quarter of 2010, the EPA initiated a detailed scientific study of hydraulic fracturing and its potential impacts on surface and ground waters. The initial study results are expected to be available in late 2012. In early 2010, EPA also indicated in a website posting that it intended to regulate hydraulic fracturing under the Safe Drinking Water Act and require permitting for any well where hydraulic fracturing was conducted with the use of diesel as an additive. While industry groups have challenged EPA's website posting as improper rulemaking, the Agency's position, if upheld could require additional permitting and could lead to operations delays, increased costs and regulatory burdens that could make it more difficult for our customers to perform hydraulic fracturing. State and local governments have also considered proposed regulations addressing public concerns related to hydraulic fracturing operations. Some state and local governments in the Marcellus Shale region, have considered or imposed moratoriums on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by EPA or the relative state agencies are completed. Any increased federal, state or local regulation could reduce the volumes of natural gas that our customers move through our gathering systems which would materially adversely affect our revenues and results of operations.

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

        DOT Safety Regulations.    Our pipelines are subject to regulation by the U.S. Department of Transportation. The Department of Transportation's (DOT) and the Pipeline Hazardous Material Safety Administration (PHMSA), acting through the Office of Pipeline Safety (OPS), administers the national regulatory program to assure the safe transportation of natural gas, petroleum, and other hazardous materials by pipeline. OPS develops regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance, and emergency response of pipeline facilities. These safety regulations are listed under 49 CFR, Parts 192 and 195 and those referenced therein. Pipelines that transport natural gas are governed under DOT 49 CFR 192. Pipelines that transport crude oil, carbon dioxide, NGL and petroleum products are governed under DOT 49 CFR 195. PHMSA requires any entity which owns or operates pipeline facilities to comply with the regulations under these and referenced regulations, regarding access to and allow copying of records, and to make certain reports and provide information as required by the Secretary of Transportation. The Pipeline Integrity Management in High Consequence Areas, amendments to 49 CFR Part 192 and 195 (PIM) requires operators of transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. In addition, the Railroad Commission of Texas, or TRRC, regulates our pipelines in Texas under its own pipeline integrity management rules. The Texas rule includes certain transmission based upon pipeline diameter and operating pressures. We believe that our pipeline operations are in substantial compliance with applicable PHMSA and PIM requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the PHMSA or PIM requirements will not have a material adverse effect on our results of operations or financial positions.

Office Facilities

        We occupy approximately 95,400 square feet of space at our executive offices in Dallas, Texas under a lease expiring in June 2014, approximately 25,100 square feet of office space for our Louisiana operations in Houston, Texas with lease terms expiring in January 2013. We have approximately 17,000 square feet of office space in Fort Worth, Texas with lease terms expiring in April 2013 and currently have this space sub-leased to other tenants.

Employees

        As of December 31, 2010, we (through our subsidiaries) employed approximately 469 full-time employees. Approximately 173 of our employees were general and administrative, engineering, accounting and commercial personnel and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

Item 1A.    Risk Factors

        The following risk factors and all other information contained in this report should be considered carefully when evaluating us. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be affected materially and adversely. In that case, we may be unable to make distributions to our unitholder and the trading price of our common unit could decline. These risk factors should be read in conjunction with the other detailed information concerning us set forth in our accompanying financial statements and notes and contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

Risks Inherent In Our Business

Our profitability is dependent upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

        We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing component of our business. For the year ended December 31, 2010 approximately 10.6% of our processed gas arrangements, based on volume, was processed under percent of liquids (POL) contracts. Under these contracts we receive a fee in the form of a percentage of the liquids recovered and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under these contracts are directly impacted by the market price of NGLs.

        We also realize processing gross margins under processing margin (margin) contracts. For the year ended December 31, 2010 approximately 12.9% of our processed gas arrangements, based on volume, was processed under margin contracts. We have a number of margin contracts on our Plaquemine and Gibson processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost ("shrink") and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts can be negative during periods of high natural gas prices relative to liquids prices.

        We are also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of natural gas and NGLs connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products will reduce the demand for our services and volumes on our systems.

        In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, prices of natural gas in 2010 were below the market price realized throughout most of 2009 while prices for oil and NGLs were higher than 2009 market prices. Crude oil prices (based on the New York Mercantile Exchange (the "NYMEX") futures daily close prices for the prompt month) in 2010 ranged from a low of $68.01 per Bbl in May 2010 to a high of $91.51 per Bbl in December 2010. Weighted average NGL prices in 2010 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a low of $0.84 per gallon in July 2010 to a high of $1.23 per gallon in January 2010. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2010 ranged from a high of $7.51 per MMBtu in January 2010 to a low of $3.18 per MMBtu in October 2010.

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

  •
  the impact of energy conservation efforts; and

  •
  the extent of governmental regulation and taxation, including the regulation of "greenhouse gases."

        Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas we gather and process. The volatility in commodity prices may cause our gross operating margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in "—Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income." For a discussion of our risk management activities, please read "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

Our substantial indebtedness could limit our flexibility and adversely affect our financial health.

        We have a substantial amount of indebtedness. As of December 31, 2010, we had approximately $732.1 million of indebtedness outstanding primarily comprised of $725.0 million (including $13.5 million of original issue discount) of senior unsecured notes. We also have a bank credit facility with a borrowing capacity of $420.0 million that had approximately $86.6 million of letters of credit outstanding, leaving available capacity of $333.4 million as of December 31, 2010.

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

We may not be able to access new capital to fund our acquisition and growth strategies which could impair our ability to fund future capital needs and to grow.

        Global financial markets and economic conditions recently have been disrupted and volatile. These conditions, along with significant write-offs in the financial services sector and current weak economic conditions, have made, and could in the future make, it difficult to obtain funding for our capital needs. As a result, the cost of raising money in the debt and equity capital markets could increase substantially while the availability of funds from those markets could diminish significantly. Due to these factors, we cannot be certain that new debt or equity financing will be available to us on acceptable terms or at all. Without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or future construction projects or other capital expenditures, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations. Further, our customers may increase collateral requirements from us, including letters of credit which reduce available borrowing capacity, or reduce the business they transact with us to reduce their credit exposure to us.

Due to our lack of asset diversification, adverse developments in our gathering, transmission, processing and NGL services businesses would materially impact our financial condition.

        We rely exclusively on the revenues generated from our gathering, transmission, processing and NGL services businesses and as a result our financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Due to our lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

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

        We make certain commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect our margins or even result in losses. For example, we are a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/day of gas. We buy gas for this contract on several different production-area indices on our NTP and sell the gas into a different market area index. For the year ended December 31, 2010 we have recorded a loss of approximately $8.4 million on this contract, and we currently expect that we will record a loss of approximately $10.0 million to $14.0 million on this contract in 2011. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse. For additional information on this contract, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

We must continually compete for natural gas supplies, and any decrease in our supplies of natural gas could adversely affect our financial condition and results of operations.

        Our gathering systems are connected to oil and natural gas wells from which production will naturally decline over time, which means that its cash flows associated with these sources of natural gas will likely also decline over time. In order to maintain or increase throughput levels in our natural gas gathering systems and asset utilization rates at our processing plants and to fulfill our current sales commitments, we must continually contract for new natural gas supplies. We may not be able to obtain additional contracts for natural gas supplies. The primary factors affecting our ability to connect new wells to our gathering facilities include our success in contracting for existing natural gas supplies that are not committed to other systems and the level of drilling activity near our gathering systems. If we are unable to maintain or increase the throughput on our systems by accessing new natural gas supplies to offset the natural decline in reserves, our business and financial results could be materially, adversely affected. In addition, our future growth will depend in part upon whether we can contract for additional supplies at a greater rate than the rate of natural decline in our currently connected supplies.

        Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Natural gas prices were relatively low in 2010 and continue to be depressed. Prolonged periods of low natural gas prices in the future may put downward pressure on drilling activity in the future which may result in lower volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of natural gas available to our systems. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A material decrease in natural gas production or in the level of drilling activity in our principal geographic areas for a prolonged period, as a result of depressed commodity prices or otherwise, likely would have a material adverse effect on our results of operations and financial position.

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

        Our operations and revenues will be significantly impacted by conditions in south Louisiana and the Gulf of Mexico because we have a significant portion of our assets located in these two areas. Our concentration of activity in Louisiana and the Gulf of Mexico makes us more vulnerable than many of our competitors to the risks associated with these areas, including:

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

        Our operations expose us to fluctuations in commodity prices, and our credit facility exposes us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce our exposure to short-term volatility in commodity prices. As of December 31, 2010, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices. Although we do not currently have any financial instruments to eliminate our exposure to interest rate fluctuations, we may use financial instruments in the future to offset our exposure to interest rate fluctuations.

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

        Our financial statements may reflect gains or losses arising from exposure to commodity prices for which we are unable to enter into fully effective hedges. In addition, the standards for cash flow hedge accounting are rigorous. Even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective cash flow hedges for accounting purposes. Our earnings could be subject to increased volatility to the extent our derivatives do not continue to qualify as cash flow hedges, and, if we assume derivatives as part of an acquisition, to the extent we cannot obtain or choose not to seek cash flow hedge accounting for the derivatives we assume. Please read "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a summary of our hedging activities.

A reduction in demand for NGL products by the petrochemical, refining or other industries or by the fuel markets could materially adversely affect our results of operations and financial condition.

        The NGL products we produce have a variety of applications, including as heating fuels, petrochemical feedstocks and refining blend stocks. A reduction in demand for NGL products, whether because of general or industry specific economic conditions, new government regulations, global competition, reduced demand by consumers for products made with NGL products (for example, reduced petrochemical demand observed due to lower activity in the automobile and construction industries), increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL applications or other reasons, could result in a decline in the volume of NGL products we handle or reduce the fees we charge for our services. Our NGL products and the demand for these products are affected as follows:

  •
  Ethane.  Ethane is typically supplied as purity ethane or as part of ethane-propane mix. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Although ethane is typically extracted as part of the mixed NGL stream at gas processing plants, if natural gas prices increase significantly in relation to NGL product prices or if the demand for ethylene falls, it may be more profitable for natural gas processors to leave the ethane in the natural gas stream thereby reducing the volume of NGLs delivered for fractionation and marketing.

  •
  Propane.  Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a heating, engine and industrial fuel, and in agricultural applications such as crop drying. Changes in demand for ethylene and propylene could adversely affect demand for propane. The demand for propane as a heating fuel is significantly affected by weather conditions. The volume of propane sold is at its highest during the six-month peak heating season of October through March. Demand for our propane may be reduced during periods of warmer-than-normal weather.

  •
  Normal Butane.  Normal butane is used in the production of isobutane, as a refined product blending component, as a fuel gas, and in the production of ethylene and propylene. Changes in the composition of refined products resulting from governmental regulation, changes in feedstocks, products and economics, demand for heating fuel and for ethylene and propylene could adversely affect demand for normal butane.

  •
  Isobutane.  Isobutane is predominantly used in refineries to produce alkylates to enhance octane levels. Accordingly, any action that reduces demand for motor gasoline or demand for isobutane to produce alkylates for octane enhancement might reduce demand for isobutane.

  •
  Natural Gasoline.  Natural gasoline is used as a blending component for certain refined products and as a feedstock used in the production of ethylene and propylene. Changes in the mandated composition resulting from governmental regulation of motor gasoline and in demand for ethylene and propylene could adversely affect demand for natural gasoline.

        NGLs and products produced from NGLs also compete with global markets. Any reduced demand for ethane, propane, normal butane, isobutane or natural gasoline in the markets we access for any of the reasons stated above could adversely affect demand for the services we provide as well as NGL prices, which would negatively impact our results of operations and financial condition.

Growing our business by constructing new pipelines and processing facilities subjects us to construction risks, risks that natural gas or NGL supplies will not be available upon completion of the facilities and risks of construction delay and additional costs due to obtaining rights-of-way and complying with federal, state and local laws.

        One of the ways we intend to grow our business is through the construction of additions to our existing gathering systems and construction of new pipelines and gathering and processing facilities. The construction of pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our expectations. Generally, we may have only limited natural gas or NGL supplies committed to these facilities prior to their construction. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. We may also rely on estimates of proved reserves in our decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough natural gas to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, we face the risks of construction delay and additional costs due to obtaining rights-of-way and local permits and complying with federal or state laws and city ordinances, particularly as we expand our operations into more urban, populated areas such as the Barnett Shale.

If we do not make acquisitions on economically acceptable terms or efficiently and effectively integrate the acquired assets with our asset base, our future growth will be limited.

        Our ability to grow depends, in part, on our ability to make acquisitions that result in an increase in cash generated from operations on a per unit basis. If we are unable to make accretive acquisitions either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors, then our future growth and our ability to increase distributions will be limited.

        From time to time, we may evaluate and seek to acquire assets or businesses that we believe complement our existing business and related assets. We may acquire assets or businesses that we plan to use in a manner materially different from their prior owner's use. Any acquisition involves potential risks, including:

  •
  the inability to integrate the operations of recently acquired businesses or assets, especially if the assets acquired are in a new business segment or geographic area;

  •
  the diversion of management's attention from other business concerns;

  •
  the failure to realize expected volumes, revenues, profitability or growth;

  •
  the failure to realize any expected synergies and cost savings;

  •
  the coordination of geographically disparate organizations, systems and facilities;

  •
  the assumption of unknown liabilities;

  •
  the loss of customers or key employees from the acquired businesses;

  •
  a significant increase in our indebtedness; and

  •
  potential environmental or regulatory liabilities and title problems.

        Management's assessment of these risks is necessarily inexact and may not reveal or resolve all existing or potential problems associated with an acquisition. Realization of any of these risks could adversely affect our operations and cash flows. If we consummate any future acquisition, our capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

        Additionally, our ability to grow our asset base in the near future through acquisitions may be limited due to constrained capital markets.

The terms of our credit facility and indenture may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

        Our credit agreement and the indenture governing our senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. These agreements include covenants that, among other things, restrict our ability to:

  •
  incur or guarantee additional indebtedness or issue preferred stock;

  •
  pay dividends on our equity securities or redeem, repurchase or retire our equity securities or subordinated indebtedness;

  •
  make investments;

  •
  create restrictions on the payment of dividends or other distributions to its equity holders;

  •
  engage in transactions with our affiliates;

  •
  sell assets, including equity securities of our subsidiaries;

  •
  consolidate or merge;

  •
  incur liens;

  •
  prepay, redeem and repurchase certain debt;

  •
  make certain acquisitions;

  •
  transfer assets;

  •
  enter into sale and lease back transactions;

  •
  make capital expenditures; and

  •
  change business activities we conduct.

        In addition, our credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

        A breach of any of these covenants could result in an event of default under our credit facility and indenture. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If we are unable to repay the accelerated debt under our senior secured credit facility, the lenders under senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our senior secured credit facility. If indebtedness under our senior secured credit facility or indentures is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

We do not own most of the land on which our pipelines and compression facilities are located, which could disrupt our operations.

        We do not own most of the land on which our pipelines and compression facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases or if such rights-of-way or leases lapse or terminate. We sometimes obtain the rights to land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts, leases or otherwise, could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere, and reduce our revenue.

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

        In particular, our ability to renew or replace our existing contracts with industrial end-users and utilities impacts our profitability. For the year ended December 31, 2010, approximately 49% of our sales of gas that was transported using our physical facilities were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price.

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

        The states in which we conduct operations administer federal pipeline safety standards under the Pipeline Safety Act of 1968. The "rural gathering exemption" under the Natural Gas Pipeline Safety Act of 1968 presently exempts substantial portions of our gathering facilities from jurisdiction under that statute, including those portions located outside of cities, towns, or any area designated as residential or commercial, such as a subdivision or shopping center. The "rural gathering exemption," however, may be restricted in the future, and it does not apply to our natural gas transmission pipelines. In response to recent pipeline accidents in other parts of the country, Congress and the Department of Transportation, or DOT, have passed or are considering heightened pipeline safety requirements.

        Compliance with pipeline integrity regulations issued by the United States Department of Transportation in December 2003 or those issued by the TRRC could result in substantial expenditures for testing, repairs and replacement. TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations, adjusted to exclude costs associated with discontinued operations, were approximately at $1.4 million, $1.1 million, and $1.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. We expect the costs for compliance with TRRC and DOT regulations to be approximately $1.6 million during 2011. If our pipelines fail to meet the safety standards mandated by the TRRC or the DOT regulations, then we may be required to repair or replace sections of such pipelines, the cost of which cannot be estimated at this time.

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

Recent events in the Gulf of Mexico may decrease the supplies of natural gas to our south Louisiana assets.

        On April 20, 2010, the Transocean Deepwater Horizon drilling rig exploded and subsequently sank 130 miles south of New Orleans, Louisiana, and the resulting release of crude oil into the Gulf of Mexico was declared a Spill of National Significance by the United States Department of Homeland Security. We cannot predict with any certainty the impact of this oil spill, the extent of cleanup activities associated with this spill, or possible changes in laws or regulations that may be enacted in response to this spill, but this event and its aftermath could adversely affect our operations. Our operations in south Louisiana are dependent upon continued conventional and deep shelf drilling in the Gulf of Mexico. Additional governmental regulation of, or delays in issuance of permits for, the offshore exploration and production industry may negatively impact current or future volumes being processed by our facilities, and may potentially reduce volumes in our NGL marketing business.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, transport and process.

        Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Due to concerns that hydraulic fracturing may adversely affect drinking water supplies, in the first quarter of 2010, the EPA initiated a detailed scientific study to investigate the potential adverse impact that hydraulic fracturing may have on water quality and public health. The initial study results are expected to be available in late 2012. Additionally, legislation was introduced in the previous session of the U.S. Congress to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that Act and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. This legislation could be reintroduced by the current session of Congress. If enacted, this or similar legislation could require hydraulic fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Adoption of legislation or the implementation of regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of natural gas that we gather, transport and process.

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

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to hedge risks associated with our business.

        The United States Congress has adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation was signed into law by the President on

July 21, 2010, and requires the Commodities Futures Trading Commission (the "CFTC") and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The CFTC has proposed regulations that may provide to us the certainty that we will not be required to comply with margin requirements, but the timing of the adoption of any such regulations, and their scope, are uncertain. If margin requirements and other trading structures apply to us, the new legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on our financial condition and results of operations.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGL services we provide.

        On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These findings allow the EPA to proceed with the adoption and implementation of regulations restricting emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted two sets of regulations under the Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. Moreover, on October 30, 2009, the EPA published a "Mandatory Reporting of Greenhouse Gases" final rule that establishes a new comprehensive scheme requiring operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis. On April 12, 2010, the EPA proposed to expand its existing GHG reporting rule to include owners and operators of onshore oil and natural gas production, processing, transmission, storage and distribution facilities. If the proposed rule is finalized in its current form, reporting of GHG emissions from such onshore activities would be required on an annual basis beginning in 2012 for emissions occurring in 2011.

        In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and NGL fractionation plants, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations, could adversely affect our performance of operations in the absence of any permits that may be required to regulate emission of greenhouse gases, or could adversely affect demand for the natural gas we gather, process or otherwise handle in connection with our services.

We typically do not obtain independent evaluations of natural gas reserves dedicated to our gathering pipeline systems; therefore, volumes of natural gas on our systems in the future could be less than we anticipate.

        We typically do not obtain independent evaluations of natural gas reserves connected to our gathering systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have independent estimates of total reserves dedicated to our gathering systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our gathering systems is less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas transported on our gathering systems in the future could be less than anticipated. A decline in the volumes of natural gas on our systems could have a material adverse effect on our results of operations and financial condition.

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

        We depend on the continued employment and performance of the officers of our general partner and key operational personnel. Our general partner has entered into employment agreements with each of its executive officers. If any of these officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any "key man" life insurance for any officers.

Risk Inherent In An Investment In the Partnership

Cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves.

        Because distributions on our common units are dependent on the amount of cash we generate, distributions may fluctuate based on our performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of our general partner. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

        We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  the fees we charge and the margins we realize for our services;

  •
  the prices of, levels of production of and demand for, natural gas and NGLs;

  •
  the volume of natural gas we gather, treat, compress, process, transport and sell and the volume of NGLs we process or fractionate and sell;

  •
  the relationship between natural gas and NGL prices;

  •
  cash settlements of hedging positions;

  •
  the level of competition from other midstream energy companies;

  •
  the level of our operating and maintenance and general and administrative costs; and

  •
  prevailing economic conditions.

        In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

  •
  the level of capital expenditures we make;

  •
  our ability to make borrowings under our credit facility to pay distributions;

  •
  the cost of acquisitions;

  •
  our debt service requirements and other liabilities;

  •
  fluctuations in our working capital needs;

  •
  general and administrative expenses;

  •
  restrictions on distributions contained in our debt agreements; and

  •
  the amount of cash reserves established by our general partner for the proper conduct of our business.

Crosstex Energy, Inc., or CEI, controls our general partner and owned a 25.0% fully diluted limited partner interest in us as of December 31, 2010. Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor its own interests.

        As of December 31, 2010, CEI indirectly owned an aggregate fully diluted limited partner interest of approximately 25.0% in us. In addition, CEI owns and controls our general partner. Due to its control of our general partner and the size of its limited partner interest in us, CEI effectively controls all limited partnership decisions, including any decisions related to the removal of our general partner. Conflicts of interest may arise in the future between CEI and its affiliates, including our general partner, on the one hand, and our partnership, on the other hand. As a result of these conflicts our general partner may favor its own interests and those of its affiliates over our interests. These conflicts include, among others, the following situations:

  Conflicts Relating to Control

  •
  our partnership agreement limits our general partner's liability and reduces its fiduciary duties, while also restricting the remedies available to our unitholders for actions that might, without these limitations, constitute breaches of fiduciary duty by our general partner;

  •
  in resolving conflicts of interest, our general partner is allowed to take into account the interests of parties in addition to unitholders, which has the effect of limiting its fiduciary duties to the unitholders;

  •
  our general partner's affiliates may engage in limited competition with us;

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

  Conflicts Relating to Costs

  •
  our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional limited partner interests and reserves;

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

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or the board of directors of its general partner and have no right to elect our general partner or the board of directors of its general partner on an annual or other continuing basis.

        Furthermore, if unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The general partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class. Affiliates of the general partner controlled approximately 27.0% of all the units as December 31, 2010.

        In addition, unitholders' voting rights are further restricted by the partnership agreement. It provides that any units held by a person that owns 20.0% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner's general partner, cannot be voted on any matter. In addition, the partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

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

The control of our general partner may be transferred to a third party without unitholder consent.

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

Our general partner's absolute discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

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

        Our partnership agreement limits the liability and reduces the fiduciary duties of our general partner to our unitholders. The partnership agreement also restricts the remedies available to our unitholders for actions that would otherwise constitute breaches of our general partner's fiduciary duties. If you choose to purchase a common unit, you will be treated as having consented to the various actions contemplated in the partnership agreement and conflicts of interest that might otherwise be considered a breach of fiduciary duties under applicable state law.

We may issue additional units without our unitholders' approval, which would dilute our unitholders' ownership interests.

        We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. The issuance of additional limited partner interests will have the following effects:

  •
  our unitholders' proportionate ownership interest in us will decrease;

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

        Our unitholders could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our unitholders to remove or replace our general partner, to approve amendments to our partnership agreement, or to take other action under our partnership agreement constituted participation in the "control" of our business, to the extent that a person who has transacted business with the partnership reasonably believes, based on our unitholders' conduct, that our unitholders are a general partner. Our general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that a limited partner who receives a distribution and knew at the time of the distribution that the distribution was in violation of that section may be liable to the limited partnership for the amount of the distribution for a period of three years from the date of the distribution. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business.

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

        We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from our counsel's conclusions expressed in this annual report or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel's conclusions or the positions we take. A court may not agree with all of our counsel's conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which our common units trade. In addition, our costs of any contest with the IRS will be borne by us and therefore indirectly by our unitholders and our general partner since such costs will reduce the amount of cash available for distribution by us.

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

        Unitholders who sell common units will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions in excess of the total net taxable income allocated for a common unit, which decreased the tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the tax basis in that common unit, even if the price received is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, a unitholder who sells units may incur a tax liability in excess of the amount of cash received from the sale.

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

        We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder who has adopted a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder's taxable income for the year of termination. Our termination would cause us to be treated as a new partnership for tax purposes, and we could be subject to penalties if we were to fail to recognize and properly report on our tax return that a termination occurred.

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

        In addition to federal income taxes, you will likely be subject to other taxes such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. You will likely be required to file state and local tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and you may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Texas and Louisiana. Louisiana imposes an income tax, generally. Texas does not impose a state income tax on individuals, but does impose a franchise tax to which we are subject. We may do business or own property in other states or foreign countries in the future. It is our unitholders' responsibility to file all federal, state, local, and foreign tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. Our counsel has not rendered an opinion on the state, local, or foreign tax consequences of owning our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

        We believe that we have satisfactory title to all of our rights-of-way and land assets. Title to these assets may be subject to encumbrances or defects. We believe that none of such encumbrances or defects should materially detract from the value of our assets or from our interest in these assets or should materially interfere with their use in the operation of the business.

Item 3.    Legal Proceedings

        Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business, including litigation on disputes related to contracts, property use or damage and personal injury. Additionally, as we continue to expand operations into more urban, populated areas, such as the Barnett Shale, we may see an increase in claims brought by area landowners, such as nuisance claims and other claims based on property rights. Except as otherwise set forth herein, we do not believe that any pending or threatened claim or dispute is material to our financial results on our operations. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

        On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. in the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership. The lawsuit alleges that the plaintiffs have incurred at least $65.0 million in damages, including damage to equipment and lost profits. The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit. The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

        At times, our gas-utility subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain provided under state law. As a result, the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership's gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

        Our common units are listed on The NASDAQ Global Select Market under the symbol "XTEX". On February 11, 2011, the closing market price for the common units was $15.63 per unit and there were approximately 14,151 record holders and beneficial owners (held in street name) of our common units.

        The following table shows the high and low closing sales prices per common unit, as reported by The NASDAQ Global Select Market, for the periods indicated.

	Range		Cash Distribution Declared Per Unit(a)
	High	Low
2010:
Quarter Ended December 31	$14.40	$12.82	$0.26
Quarter Ended September 30	13.22	10.17	0.25
Quarter Ended June 30	11.99	8.73	—
Quarter Ended March 31	11.44	8.90	—
2009:
Quarter Ended December 31	$8.60	$4.92	—
Quarter Ended September 30	5.34	2.45	—
Quarter Ended June 30	4.16	1.92	—
Quarter Ended March 31	7.17	1.17	—

(a)
For each quarter in which a distribution was paid, an identical cash distribution was paid on all outstanding preferred units.

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

        We do not currently intend to make cash distributions on our outstanding units unless our total debt to adjusted EBITDA is less than 4.5 to 1.0 (pro forma for any distribution). See discussion under "Item 6. Selected Financial Data—Non-GAAP Financial Measures."

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

        We resumed making quarterly distributions to our common unitholders for the third quarter of 2010. In November 2010, we paid a quarterly distribution of $0.25 per unit related to the three months ended September 30, 2010. In February 2011, we paid a quarterly distribution of $0.26 per unit, related to the three months ended December 31, 2010.

        On January 19, 2010, we issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions. The 14,705,882 preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. We have the right to force conversion of the preferred units after three years from the issuance date if (i) the daily volume-weighted average trading price of our common units is greater than 150% of the then-applicable conversion price for 20 out of the trailing 30 days ending on two trading days before the date on which we deliver notice of such conversion, and (ii) the average daily trading volume of common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion. The preferred units are not redeemable but will pay a quarterly distribution that is the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if we pay a cash distribution on common units. We paid aggregate cash distributions on the preferred units of $3.1 million, $3.1 million, $3.7 million and $3.8 million related to the first, second, third and fourth quarters of 2010, respectively.

Item 6.    Selected Financial Data

        The following table sets forth selected historical financial and operating data of Crosstex Energy, L.P. as of and for the dates and periods indicated. The selected historical financial data are derived from the audited financial statements of Crosstex Energy, L.P. and have been revised to reflect certain immaterial corrections. The corrections did not impact the Partnership's operating income and were not material to the Partnership's revenues and costs for the applicable period. These corrections include reporting, on a gross basis, certain revenues and purchased gas and NGL costs associated with its NGL marketing activities previously reported on a net basis for the years ended December 31, 2009 and 2008. In addition, the revised financials also reflect a reclassification of certain intercompany revenues and purchased gas costs associated with discontinued operations that were not properly identified and eliminated when discontinued operations were segregated from continued operations for the years ended December 31, 2009, 2008, 2007 and 2006.

        The table should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Crosstex Energy, L.P.
	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Midstream	$1,792,676	$1,583,551	$3,558,213	$2,635,329	$1,835,048
Operating costs and expenses:
Purchased gas and NGLs	1,454,376	1,272,329	3,250,427	2,375,503	1,676,692
Operating expenses	105,060	110,394	125,754	91,202	65,871
General and administrative	48,414	59,854	68,864	59,493	43,710
Gain on sale of property	(13,881)	(666)	(947)	(1,024)	(1,936)
(Gain) loss on derivatives	9,100	(2,994)	(8,619)	(4,147)	(174)
Impairments	1,311	2,894	29,373	—	—
Depreciation and amortization	111,551	119,088	107,521	83,315	56,349

Total operating costs and expenses	1,715,931	1,560,899	3,572,373	2,604,342	1,840,512

Operating income (loss)	76,745	22,652	(14,160)	30,987	(5,464)
Other income (expense):
Interest expense, net	(87,035)	(95,078)	(74,971)	(48,059)	(19,889)
Loss on extinguishment of debt	(14,713)	(4,669)	—	—	—
Other income	295	1,400	27,770	538	212

Total other income (expense)	(101,453)	(98,347)	(47,201)	(47,521)	(19,677)

Loss from continuing operations before non-controlling interest and income taxes	(24,708)	(75,695)	(61,361)	(16,534)	(25,141)
Income tax provision	(1,121)	(1,790)	(2,369)	(760)	(222)

Loss from continuing operations, net of tax	(25,829)	(77,485)	(63,730)	(17,294)	(25,363)
Income (loss) from discontinued operations, net of tax	—	(1,796)	25,007	31,343	20,714
Gain from sale of discontinued operations, net of tax	—	183,747	49,805	—	—

Discontinued operations	—	181,951	74,812	31,343	20,714

Net income (loss) before cumulative effect of change in accounting principle	(25,829)	104,466	11,082	14,049	(4,649)
Cumulative effect of change in accounting principle	—	—	—	—	689

Net income (loss)	(25,829)	104,466	11,082	14,049	(3,960)
Less: Net income from continuing operations attributable to the non-controlling interest	19	60	311	160	231

Net income (loss) attributable to Crosstex Energy, L.P.	$(25,848)	$104,406	$10,771	$13,889	$(4,191)

Preferred interest in net income attributable to Crosstex Energy, L.P.	$13,750	$—	$—	$—	$—

Beneficial conversion feature attributable to preferred units	$22,279	$—	$—	$—	$—

General partner interest in net income (loss)	$(4,371)	$(819)	$26,415	$19,252	$16,456

Limited partners' interest in net income (loss) attributable to Crosstex Energy, L.P.	$(57,506)	$105,225	$(15,644)	$(5,363)	$(20,647)

Net income (loss) attributable to Crosstex Energy, L.P. per limited partners' unit:
Basic common unit	$(1.12)	$1.44	$(3.19)	$(0.20)	$(1.09)
Diluted common unit	$(1.12)	$1.40	$(3.19)	$(0.20)	$(1.09)
Net income per limited partner senior subordinated unit	$—	$8.85	$9.44	$—	$5.31
Distributions declared per limited partner unit(1)	$0.51	$—	$2.00	$2.33	$2.18
Balance Sheet Data (end of period):
Working capital deficit	$(17,640)	$(50,320)	$(32,910)	$(46,888)	$(79,936)
Property and equipment, net	1,215,104	1,279,060	1,527,280	1,425,162	1,105,813
Total assets	1,984,940	2,069,181	2,533,266	2,592,874	2,194,474
Long-term and current maturities of debt	718,570	873,702	1,263,706	1,223,118	987,130
Capital lease obligations (including current maturities)	31,327	23,799	27,896	3,988	—
Partners' equity including non- controlling interest	976,936	893,282	797,931	788,641	715,532
Cash Flow Data:
Net cash flow provided by (used in)(4):
Operating activities	$87,187	$80,978	$173,750	$114,818	$113,010
Investing activities	14,638	379,874	(186,810)	(411,382)	(885,825)
Financing activities	(84,907)	(461,709)	14,554	295,882	772,234
Non-GAAP Financial Measures:
Gross operating margin(3)	$338,300	$311,222	$307,786	$259,826	$158,356
Adjusted EBITDA(4)	$186,880	$158,682	$163,394	$126,944	$58,773
Operating Data:
Pipeline throughput (MMBtu/d)	1,971,000	2,040,000	2,002,000	1,555,000	845,000
Natural gas processed (MMBtu/d)	1,366,000	1,235,000	1,608,000	1,835,000	1,817,000
Producer services (MMBtu/d)	99,000	75,000	85,000	94,000	138,000
NGL Fractionation (Gals/d)	922,000	686,000	956,000	980,000	1,497,000

(1)
Distributions include fourth quarter 2010 distributions of $0.26 per unit paid in February 2011; fourth quarter 2008 distributions of $0.25 per unit paid in February 2009; fourth quarter 2007 distributions of $0.61 per unit paid in February 2008; and fourth quarter 2006 distributions of $0.56 per unit paid in February 2007.

(2)
Cash flow data includes cash flows from discontinued operations.

(3)
Gross operating margin is defined as revenue less related cost of purchased gas and NGLs.

(4)
Adjusted EBITDA is defined as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, minority interest and certain severance and exit expenses; less (income) loss from discontinued operations and gain on sale of assets related to discontinued operations.

Non-GAAP Financial Measures

        We include the following non-GAAP financial measures: adjusted EBITDA from continuing operations and gross operating margin. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with generally accepted accounting principles, or GAAP.

        We define adjusted EBITDA from continuing operations as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, minority interest and certain severance and exit expenses; less (income) loss from discontinued operations and gain on sale of assets related to discontinued operations. Adjusted EBITDA is used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

  •
  financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

  •
  the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make cash distributions to our unitholders and our general partner;

  •
  our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing methods or capital structure; and

  •
  the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

        Adjusted EBITDA from continuing operations is one of the critical inputs into the financial covenants within our credit facility. The rates we pay for borrowings under our credit facility are determined by the ratio of our debt to adjusted EBITDA. The calculation of these ratios allows for further adjustments to adjusted EBITDA for recent acquisitions and dispositions. In addition, we have established a target over the next couple of year of achieving a ratio of total debt to adjusted EBITDA of less than 4.0 to 1.0.

        Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate adjusted EBITDA in the same manner.

        Adjusted EBITDA does not include interest expense, income taxes or depreciation and amortization expense. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net earnings determined under GAAP, as well as adjusted EBITDA, to evaluate our overall performance.

        Reconciliation of adjusted EBITDA to net income (loss):

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net income (loss)	$(25,848)	$104,406	$10,771	$13,889	$(4,191)
Interest expense	87,035	95,078	74,971	48,059	19,889
Depreciation and amortization	111,551	119,088	107,521	83,315	56,349
Impairment	1,311	2,894	29,373	—	—
Loss on extinguishment of debt	14,713	4,669	—	—	—
Gain on sale of property	(13,881)	(666)	(947)	(1,024)	(1,936)
Stock-based compensation	9,276	8,742	11,243	12,283	8,557
(Income) loss from discontinued opertations, net of tax	—	1,796	(25,007)	(31,343)	(20,714)
Gain on sale of discontinued operations, net of tax	—	(183,747)	(49,805)	—	—
Other(a)	2,723	6,422	5,274	1,765	819

Adjusted EBITDA	$186,880	$158,682	$163,394	$126,944	$58,773

(a)
Includes financial derivatives marked-to-market; income taxes; minority interest and severance and exit expenses (as allowed for adjustment under our credit facility).

        We define gross operating margin, generally, as revenues minus cost of sales. We present gross operating margin by segment in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because our business is generally to purchase and resell natural gas for a margin or to gather, process, transport or market natural gas and NGLs for a fee. Operation and maintenance expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operation and maintenance expenses. These expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. We do not deduct operation and maintenance expenses from total revenue in calculating gross operating margin because we separately evaluate commodity volume and price changes in these margin amounts. As an indicator of our operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

        The following table provides a reconciliation of gross operating margin to operating income (in thousands):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Total gross operating margin	$338,300	$311,222	$307,786	$259,826	$158,356
Add (deduct):
Operating expenses	(105,060)	(110,394)	(125,754)	(91,202)	(65,871)
General and administrative expenses	(48,414)	(59,854)	(68,864)	(59,493)	(43,710)
Gain on sale of property	13,881	666	947	1,024	1,936
Gain (loss) on derivatives	(9,100)	2,994	8,619	4,147	174
Depreciation, amortization and impairments	(112,862)	(121,982)	(136,894)	(83,315)	(56,349)

Operating income	$76,745	$22,652	$(14,160)	$30,987	$(5,464)

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

Overview

        We are a Delaware limited partnership formed on July 12, 2002 to indirectly acquire substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. Our primary focus is on the gathering, processing, transmission and marketing of natural gas and NGLs, which we manage as regional reporting segments of midstream activity. Our geographic focus is in the North Texas Barnett shale (NTX) and in Louisiana which has two reportable business segments (the LIG and the south Louisiana processing and NGL assets, or PNGL). We manage our operations by focusing on gross operating margin because our business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.

        Our gross operating margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through our pipeline systems, processed at our processing facilities, and the volumes of NGLs handled at our fractionation facilities. We generate revenues from four primary sources:

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

When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time the supplies that we have under contract may decline due to reduced drilling or other causes and we may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In our purchase/sale transactions, the resale price is generally based on the same index at which the gas was purchased. However, on occasion we have entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and we capture the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as our margin. Changes in the basis spread can increase or decrease our margins.

        One contract (the "Delivery Contract") has a term to 2019 that obligates us to supply approximately 150,000 MMBtu/d of gas. At the time that we entered into the Delivery Contract in 2008, we had dedicated supply sources in the Barnett Shale that exceeded the delivery obligations under the Delivery Contract. Our agreements with these suppliers generally provided that the purchase price for the gas was equal to a portion of our sales price for such gas less certain fees and costs. Accordingly, we were initially able to generate a positive margin under the Delivery Contract. However, since entering into the Delivery Contract, there has been both (1) a reduction in the gas available under our supply contracts and (2) the discovery of other shale reserves, most notably the Haynesville and the Marcellus Shales, which has increased the supplies available to East Coast markets and reduced the basis spread between north Texas-area production and the market indices used in the Delivery Contract. Due to these factors, we have had to purchase a portion of the gas to fulfill our obligations under the Delivery Contract at market prices, resulting in negative margins under the Delivery Contract.

        We have recorded a loss of approximately $8.4 million during the year ended December 31, 2010 on the Delivery Contract. We currently expect that we will record a loss of approximately $10.0 million to $14.0 million on the Delivery Contract for the year ending December 31, 2011. This estimate is based on forward prices, basis spreads and other market assumptions as of year end 2010. These assumptions are subject to change if market conditions change during 2011, and actual results under the Delivery Contract in 2011 could be substantially different from year end 2010 estimates, which may result in a greater loss than currently estimated.

        We also realize gross operating margins from our processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fixed-fee based. Under margin contract arrangements our margins are higher during periods of high liquid prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of relatively high liquids prices. Under fixed-fee based contracts our margins are driven by throughput volume. See "—Commodity Price Risk."

        Operating expenses are costs directly associated with the operations of a particular asset. Among the most significant of these costs are those associated with direct labor and supervision, property insurance, property taxes, repair and maintenance expenses, contract services and utilities. These costs are normally fairly stable across broad volume ranges, and therefore do not normally decrease or increase significantly in the short term with decreases or increases in the volume of gas moved through the asset.

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

Business Strategy

        Our business strategy will focus on increasing our distributable cash flow. Key elements of our strategy will include the following:

  •
  Undertake selective construction and expansion opportunities on our existing systems.  We intend to leverage our existing infrastructure and producer and customer relationships by expanding existing systems to meet new or increased demand for our gathering, transmission, processing and marketing services.

  •
  Capitalize on our NGL capabilities.  We believe there are near-term growth opportunities for our NGL business based on our ability to increase the utilization of our asset infrastructure which has excess capacity. We are targeting projects that create incremental stable fee-based income from our NGL fractionation business.

  •
  Pursue accretive acquisitions or construction of facilities in new areas.  We will also consider the acquisition and construction of facilities and systems in new areas in regions with significant natural gas reserves and high levels of drilling activity or with growing demand for natural gas that lack midstream infrastructure to process and/or transport the natural gas.

  •
  Focus on operational excellence.  We continue to operate our existing asset base to maximize cost efficiencies, provide flexibility for our customers and provide reliable capacity for our customers. We will continue to focus on safety, environmental integrity, innovation and customer service.

Asset Dispositions

        During the past two years, we have repositioned our business through asset dispositions, debt restructuring and improving existing system profitability. These transactions and our improved profitability allowed us to resume distributions to our common unit holders in the third quarter of 2010. We believe the resumption of our distribution is an important milestone in accessing the capital markets to support our future growth strategies.

        Historically, we have operated two industry segments, Midstream and Treating, with a geographic focus along the Texas Gulf Coast, in the North Texas Barnett Shale area, and in Louisiana and Mississippi.

        In February 2009, we sold our Oklahoma assets; in August 2009 we sold our Alabama, Mississippi and south Texas Midstream properties; and in October 2009 we sold our Treating assets.

Commodity Price Risk

        We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. For the year ended December 31, 2010 approximately 10.6% of our processed gas arrangements, based on volume, was processed under percent of liquids (POL) contracts. A significant volume of inlet gas at our south Louisiana and north Texas processing plants is settled under POL agreements. Under these contracts we receive a fee in the form of a percentage of the liquids recovered and the producer bears all the costs of the natural gas volumes lost ("shrink"). Accordingly, our revenues under these contracts are directly impacted by the market price of NGLs.

        We also realize processing gross margins under processing margin (margin) contracts. For the year ended December 31, 2010 approximately 12.9% of our processed gas arrangements, based on volume, was processed under margin contracts. We have a number of margin contracts on our Plaquemine and Gibson processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas shrink and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts can be negative during periods of high natural gas prices relative to liquids prices.

        We are also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of natural gas and NGLs connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products will reduce the demand for our services and volumes on our systems.

        In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, prices of natural gas in 2010 were below the market price realized throughout most of 2009 while prices for oil and NGLs were higher than 2009 market prices. Crude oil prices (based on the New York Mercantile Exchange (the "NYMEX") futures daily close prices for the prompt month) in 2010 ranged from a low of $68.01 per Bbl in May 2010 to a high of $91.51 per Bbl in December 2010. Weighted average NGL prices in 2010 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a low of $0.84 per gallon in July 2010 to a high of $1.23 per gallon in January 2010. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2010 ranged from a high of $7.51 per MMBtu in January 2010 to a low of $3.18 per MMBtu in October 2010.

        Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas we gather and process. The volatility in commodity prices may cause our gross operating margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. For a discussion of our risk management activities, please read "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Results of Operations

        Set forth in the table below is certain financial and operating data for the periods indicated, which excludes financial and operating data deemed discontinued operations. We manage our operations by focusing on gross operating margin which we define as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Years ended December 31,
	2010	2009	2008
	(Dollars in millions)
LIG Segment
Revenues	$963.0	$893.8	$2,198.0
Purchased gas and NGLs	(845.6)	(793.0)	(2,097.3)

Total gross operating margin	$117.4	$100.8	$100.7

NTX Segment
Revenues	$399.5	$509.4	$976.7
Purchased gas and NGLs	(240.1)	(352.8)	(830.7)

Total gross operating margin	$159.4	$156.6	$146.0

PNGL Segment
Revenues	$602.6	$297.9	$561.5
Purchased gas and NGLs	(541.1)	(250.1)	(512.0)

Total gross operating margin	$61.5	$47.8	$49.5

Corporate
Revenues	$(172.4)	$(117.6)	$(178.0)
Purchased gas and NGLs	172.4	123.6	189.6

Total gross operating margin	$—	$6.0	$11.6

Total
Revenues	$1,792.7	$1,583.5	$3,558.2
Purchased gas and NGLs	(1,454.4)	(1,272.3)	(3,250.4)

Total gross operating margin	$338.3	$311.2	$307.8

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	902,000	900,000	960,000
Processing (MMBtu/d)	283,000	269,000	310,000
NTX
Gathering and Transportation (MMBtu/d)	1,069,000	1,111,000	1,000,000
Processing (MMBtu/d)	209,000	219,000	200,000
PNGL
Processing (MMBtu/d)	874,000	747,000	1,098,000
NGL Fractionation (Gals/d)	922,000	686,000	956,000
Commercial Services (MMBtu/d)	99,000	75,000	85,000
Corporate
Gathering and Transportation (MMBtu/d)	—	29,000	42,000

  Year ended December 31, 2010 Compared to Year ended December 31, 2009

        Gross Operating Margin.    Gross operating margin was $338.3 million for the year ended December 31, 2010 compared to $311.2 million for the year ended December 31, 2009, an increase of $27.1 million, or 8.7%. The increase was due to higher margins on our gathering and transmission throughput volume, as well as a favorable NGL market throughout the year. The following provides additional details regarding this change in gross operating margins:

  •
  The LIG segment contributed gross operating margin growth of $16.6 million for the year ended December 31, 2010 over the same period in 2009. The gathering and transmission assets generated approximately $11.6 million of gross operating margin growth primarily due to improved pricing and higher volumes on the northern part of the system. The improved processing environment contributed to a gain in the gross operating margins for the LIG processing plants for the period. The Plaquemine and Gibson plants had gross operating margin gains of $2.9 million and $2.0 million, respectively.

  •
  The NTX segment had gross operating margin improvement of $2.8 million for the year ended December 31, 2010. A $3.7 million charge associated with an adverse arbitration award was included in 2009. Increased losses of $4.5 million under a certain supply agreement were offset by improvements in a number of areas that enhanced liquids recoveries and unit margins, in addition to better processing margins.

  •
  The improved processing and NGL marketing environment contributed to a $13.7 million increase in gross operating margin for the PNGL segment for the comparative periods. Fractionation and marketing activity generated a gross operating margin increase of approximately $10.0 million. In addition to the improved marketing environment, the inlet volume supplied to the fractionators was significantly increased through deliveries from rail cars and trucks. The Eunice and Pelican processing plants contributed gross operating margin increases of $2.9 million and $2.4 million, respectively. The Sabine Pass plant had a gross operating margin decline of $2.2 million due to a decrease in inlet volumes.

  •
  The corporate segment reported a gross operating margin decrease of approximately $6.0 million for the year ended December 31, 2010 over the same period in 2009. The Crosstex Pipeline system in east Texas which was sold in the first quarter of 2010, created a negative gross operating margin variance of $5.8 million when compared to the prior period.

        Operating Expenses.    Operating expenses were $105.1 million for the year ended December 31, 2010 compared to $110.4 million for the year ended December 31, 2009, a decrease of $5.3 million, or 4.8%. The decrease is primarily the result of the following:

  •
  We purchased the Eunice plant in late 2009 that resulted in $9.5 million decrease in rent expense;

  •
  We sold our east Texas system which was not considered discontinued operations early in 2010 and this resulted in $3.9 million of reduced operating expenses;

  •
  We were successful in renegotiating our existing compressor leases that resulted in $1.3 million of cost savings;

  •
  We have expanded our Louisiana operations which caused operating expenses to increase by approximately $4.9 million;

  •
  We experienced an increase in our operating expenses of $1.8 million related to ad valorem taxes, insurance costs and regulatory costs; and

  •
  Our repairs and maintenance costs increased operating expenses by $3.3 million in 2010 over 2009.

        General and Administrative Expenses.    General and administrative expenses were $48.4 million for the year ended December 31, 2010 compared to $59.9 million for the year ended December 31, 2009, a decrease of $11.4 million, or 19.1%. The decrease is primarily a result of the following:

  •
  We reduced our workforce in 2009 which resulted in a decrease of $9.4 million in labor and benefits; and

  •
  We lowered our legal and professional costs by $2.4 million in 2010.

        Gain on sale of Property from Continuing Operations.    Gains on sale of property were $13.9 million for the year ended December 31, 2010 compared to $0.7 million for the year ended December 31, 2009. The gain on sale of property for the year ended December 31, 2010 was related to the sale of our east Texas assets in January 2010.

        Gain/Loss on Derivatives.    We had a loss on derivatives of $9.1 million for the year ended December 31, 2010 compared to a gain of $3.0 million for the year ended December 31, 2009. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2010		2009
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$5.6	$2.3	$(4.4)	$(2.5)
Processing margin hedges	3.5	5.5	1.4	(2.2)
Other	—	0.1	(0.3)	(1.4)

	9.1	7.9	(3.3)	(6.1)
Derivative losses included in income from discontinued operations	—	—	0.3	0.5

Net (gain) loss from continuing operations	$9.1	$7.9	$(3.0)	$(5.6)

        Impairments.    During the year ended December 31, 2010, we had an impairment expense of $1.3 million compared to $2.9 million for the year ended December 31, 2009. During 2009, impairments totaling $2.9 million were taken on the Bear Creek processing plant and the Vermillion treating plant to bring the fair value of the plants to a marketable value for these idle assets, which were subsequently sold. During 2010, impairments totaling $1.3 million were taken on excess pipe that was ultimately sold later during 2010.

        Depreciation and Amortization.    Depreciation and amortization expenses were $111.6 million for the year ended December 31, 2010 compared to $119.1 million for the year ended December 31, 2009, a decrease of $7.5 million, or 6.3%. The decrease of $7.5 million was the result of an increase in estimated depreciable lives for certain of our processing plants based on 2009 depreciation study that resulted in a depreciation expense decrease of $9.1 million partially offset by $1.6 million increase in depreciation on the Eunice natural gas processing plants and fractionation facility purchased during fourth quarter 2009.

        Interest Expense.    Interest expense was $87.0 million for the year ended December 31, 2010 compared to $95.1 million for the year ended December 31, 2009, a decrease of $8.0 million, or 8.5%. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2010	2009
Senior notes (secured and unsecured)	$62.5	$28.8
Paid-in-kind interest on senior secured notes	1.4	4.9
Bank credit facility	10.0	35.4
Series B secured notes	1.1	0.4
Capitalized interest	(0.1)	(1.1)
Mark to market interest rate swaps	(22.4)	(0.8)
Interest income	—	(0.2)
Realized interest rate swap losses	26.5	19.0
Amortization of debt issue costs	6.6	7.6
Other	1.4	1.1

Total	$87.0	$95.1

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt during the years ended December 31, 2010 and 2009 of $14.7 million and $4.7 million, respectively. In February 2010, we repaid our prior credit facility and senior secured notes which resulted in make-whole interest payments on our senior secured notes and the write-off of unamortized debt costs totaling $14.7 million. The loss of $4.7 million on extinguishment of debt incurred in the year ended December 31, 2009 related to the amendment of our prior credit facility and the senior secured notes in February 2009.

        Income Taxes.    Income tax expense was $1.1 million for the year ended December 31, 2010 compared to $1.8 million for year ended December 31, 2009, decrease of $0.7 million. The decrease primarily relates to the impact of the Texas margin tax on our Texas operations.

        Discontinued Operations.    During 2009, we sold the following non-strategic assets and used the proceeds from such sales to repay long-term indebtedness:

Assets	Date of Sale
Oklahoma assets (Arkoma system)	February 2009
Alabama, Mississippi and south Texas assets	August 2009
Treating assets	October 2009

        In accordance with FASB ASC 360-10-05-4, the results of operations related to each of the assets listed above (except the Oklahoma assets, which were immaterial to the financial statement presentations) are presented in income from discontinued operations for the comparative periods in the statements of operations. Revenues, operating expenses, general and administrative expenses associated directly to the assets sold, depreciation and amortization, allocated Texas margin tax and allocated interest are reflected in the income from discontinued operations. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

Year ended December 31, 2009
Midstream revenues	$327.2
Treating revenues	$45.5
Income from discontinued operations, net of tax	$(1.8)
Gain from sale of discontinued operations, net of tax	$183.7
Gathering and Transmission Volumes (MMBtu/d)	564,000
Processing Volumes (MMBtu/d)	191,000

  Year ended December 31, 2009 Compared to Year ended December 31, 2008

        Gross Operating Margin.    Gross operating margin was $311.2 million for the year ended December 31, 2009 compared to $307.8 million for the year ended December 31, 2008, an increase of $3.4 million, or 1.1%. The increase was primarily due to higher margins on our gathering and transmission throughput volume. These increases were partially offset by gross operating margin declines in the processing business due to a less favorable NGL market. The following provides additional details regarding this change in gross operating margin:

  •
  The LIG segment contributed gross operating margin growth of $0.1 million for the year ended December 31, 2009 over the same period in 2008. The gathering and transmission assets generated approximately $17.1 million of gross operating margin growth primarily due to improved pricing and higher volumes on the northern part of the system offsetting a decrease in sales volume at southern delivery points. The weaker processing environment contributed to a significant decline in the gross margins for the LIG processing plants for the period. The primary contributors to this decrease were the Gibson and Plaquemine plants which had gross operating margin declines of $9.8 million and $7.6 million, respectively, for the year ended December 31, 2009.

  •
  The NTX segment contributed $10.6 million of gross operating margin growth for the year ended December 31, 2009 over the same period in 2008 due to increased volume on the gathering systems.

  •
  The weaker processing environment contributed to a $1.7 million decline in gross operating margin for the PNGL segment for the comparative periods. Overall the plants in the region reported a margin decrease of approximately $9.1 million. The primary contributor to this decrease was the Blue Water processing plant which had a gross operating margin decline of $3.5 million for the period. These declines were offset by increases in the fractionation and liquids marketing activities in the region.

  •
  The corporate segment reported a gross operating margin decrease of approximately $5.7 million for the year ended December 31, 2009 over the same period in 2008. The Arkoma system, which was sold in April 2009, created a negative gross margin variance of $4.0 million when compared to the same period in 2008. The Crosstex Pipeline system in east Texas had a gross operating margin decline of $1.7 million primarily due to a decline in throughput volumes.

        Operating Expenses.    Operating expenses were $110.4 million for the year ended December 31, 2009 compared to $125.8 million for the year ended December 31, 2008, a decrease of $15.4 million, or 12.2%, resulting primarily from initiatives undertaken in late 2008 and early 2009 to reduce expenses. The key initiatives undertaken to reduce operating costs included:

  •
  We ran only one of the Eunice processing trains during 2009 as compared to running two trains in 2008 thereby reducing the overall operating expenses for the plant;

  •
  We reduced the use of contract labor in our field operations by reallocating available capacity of in-house personnel due to the slow down in our field expansion projects;

  •
  We reduced rental cost by renegotiating compressor rental rates, consolidated compressor operations for facilities that were not fully utilized and buying out the Eunice plant operating lease in October 2009; and

  •
  We renegotiated rates for various materials and supplies, primarily chemical costs, to reduce such costs.

        These cost initiatives resulted in a reduction of contractor services and related costs of $6.7 million, chemical and material costs of $3.2 million and rental costs of $3.1 million. We also reduced our operating costs by $2.1 million between 2009 and 2008 as a result of the April 2009 sale of Arkoma system.

        General and Administrative Expenses.    General and administrative expenses were $59.9 million for the year ended December 31, 2009 compared to $68.9 million for the year ended December 31, 2008, a decrease of $9.0 million, or 13.1%. The decrease is primarily a result of the following:

  •
  We reduced our general and administrative staff in 2009 and realized a cost savings from this workforce reduction;

  •
  Our workforce reduction also resulted in the non-recurring increase of cost in 2009 for severance payments and the termination of office space; and

  •
  We also recognized increased bad debt expense related to the bankruptcy of SemStream, L.P.

        Gain/Loss on Derivatives.    We had a gain on derivatives of $3.0 million for the year ended December 31, 2009 compared to a gain of $8.6 million for the year ended December 31, 2008. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2009		2008
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$(4.4)	$(2.5)	$(8.7)	$(8.8)
Processing margin hedges	1.4	(2.2)	(3.6)	(3.6)
Other	(0.3)	(1.4)	(1.4)	(0.9)

	$(3.3)	$(6.1)	$(13.7)	$(13.3)
Derivative losses included in income from discontinued operations	0.3	0.5	5.1	5.4

Net gain from continuing operations	$(3.0)	$(5.6)	$(8.6)	$(7.9)

        Impairments.    Impairment expense was $2.9 million for the year ended December 31, 2009 compared to $29.4 million during the year ended December 31, 2008. During 2009, impairments totaling $2.9 million were taken on the Bear Creek processing plant and the Vermillion treating plant to bring the fair value of the plants to a marketable value for these idle assets, which were subsequently sold. The impairment expense during 2008 is comprised of:

  •
  $17.8 million related to the Blue Water gas processing plant located in south Louisiana—The impairment on our 59.27% interest in the Blue Water gas processing plant was recognized because the pipeline company which owns the offshore Blue Water system and supplies gas to our Blue Water plant reversed the flow of the gas on its pipeline in early January 2009 thereby removing access to all the gas processed at the Blue Water plant from the Blue Water offshore system. As of January 2009, we had not found an alternative source of new gas for the Blue Water plant so the plant ceased operation from January 2009 until November 2009. An impairment of $17.8 million was recognized for the carrying amount of the plant in excess of the estimated fair value of the plant as of December 31, 2008.

  •
  $4.9 million related to goodwill—We determined that the carrying amount of goodwill attributable to the Midstream segment was impaired because of the significant decline in our Midstream operations due to negative impacts on cash flows caused by the significant declines in natural gas and NGL prices during the last half of 2008 coupled with the global economic decline.

  •
  $4.1 million related to leasehold improvements—We had planned to relocate our corporate headquarters during 2008 to a larger office facility. We had leased office space and were close to completing the renovation of this office space when the global economic decline began impacting our operations in October 2008. On December 31, 2008, the decision was made to cancel the new office lease and not relocate the corporate offices from its existing office location. The impairment relates to the leasehold improvements on the office space for the cancelled lease.

  •
  $2.6 million related to the Arkoma gathering system—The impairment on the Arkoma gathering system was recognized because we sold this asset in February 2009 for $10.7 million and the carrying amount of the plant exceeded the sale price by approximately $2.6 million.

        Depreciation and Amortization.    Depreciation and amortization expenses were $119.1 million for the year ended December 31, 2009 compared to $107.5 million for the year ended December 31, 2008, an increase of $11.6 million, or 10.8%, resulting primarily from growth and expansion in the NTP, NTG and north Louisiana areas that was completed and put in-service during the latter part of 2008 and early 2009.

        Interest Expense.    Interest expense was $95.1 million for the year ended December 31, 2009 compared to $75.0 million for the year ended December 31, 2008, an increase of $20.1 million, or 26.8%. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2009	2008
Senior notes (secured)	$28.8	$24.3
Paid-in-kind interest on senior secured notes	4.9	—
Bank credit facility	35.4	23.3
Series B secured notes	0.4	—
Capitalized interest	(1.1)	(2.6)
Mark to market interest rate swaps	(0.8)	22.1
Realized interest rate swap losses	19.0	4.6
Interest income	(0.2)	(0.3)
Amortization of debt issue costs	7.6	2.9
Other	1.1	0.7

Total	$95.1	$75.0

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

        Other Income.    Other income was $1.4 million for the year ended December 31, 2009 compared to $27.8 million for the year ended December 31, 2008. In November 2008, the Partnership sold a contract right for firm transportation capacity on a third party pipeline to an unaffiliated third party for $20.0 million. The entire amount of such proceeds was reflected in other income because the Partnership had no basis in this contract right. In February 2008, the Partnership recorded $7.0 million from the settlement of disputed liabilities that were assumed with an acquisition.

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

        Discontinued Operations.    During 2008 and 2009, we sold non-strategic assets and used the proceeds from such sales to repay long-term indebtedness.

Assets	Date of Sale
12.4% interest in the Seminole Gas Processing Plant	November 2008
Oklahoma assets (Arkoma system)	February 2009
Alabama, Mississippi and south Texas assets	August 2009
Treating assets	October 2009

        In accordance with FASB ASC 360-10-05-4, the results of operations related to these assets (except the Oklahoma assets, which were immaterial to the financial statement presentations) are presented in income from discontinued operations for the comparative periods in the statements of operations.

Revenues, operating expenses, general and administrative expenses associated directly to the assets sold, depreciation and amortization, allocated Texas margin tax and allocated interest are reflected in the income from discontinued operations. Following are the components of revenues and earnings from discontinued operations and operating data (dollars in millions):

	Years Ended December 31,
	2009	2008
Midstream revenues	$327.2	$1,349.7
Treating revenues	$45.5	$73.5
Income from discontinued operations, net of tax	$(1.8)	$25.0
Gain from sale of discontinued operations, net of tax	$183.7	$49.8
Gathering and Transmission Volumes (MMBtu/d)	564,000	617,000
Processing Volumes (MMBtu/d)	191,000	204,000

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policies are discussed below. See Note 2 of the Notes to Consolidated Financial Statements for further details on our accounting policies.

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

        We utilize extensive estimation procedures to determine the sales and cost of gas purchase accruals for each accounting cycle. Accruals are based on estimates of volumes flowing each month from a variety of sources. We use actual measurement data, if it is available, and will use such data as producer/shipper nominations, prior month average daily flows, estimated flow for new production and estimated end-user requirements (all adjusted for the estimated impact of weather patterns) when actual measurement data is not available. Throughout the month or two following production, actual measured sales and transportation volumes are received and invoiced and used in a process referred to as "actualization". Through the actualization process, any estimation differences recorded through the accrual are reflected in the subsequent month's accounting cycle when the accrual is reversed and actual amounts are recorded. Actual volumes purchased, processed or sold may differ from the estimates due to a variety of factors including, but not limited to: actual wellhead production or customer requirements being higher or lower than the amount nominated at the beginning of the month; liquids recoveries being higher or lower than estimated because gas processed through the plants was richer or leaner than estimated; the estimated impact of weather patterns being different from the actual impact on sales and purchases; and pipeline maintenance or allocation causing actual deliveries of gas to be different than estimated. We believe that our accrual process for sales and purchases provides a reasonable estimate of such sales and purchases.

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

        We use derivatives to hedge against changes in cash flows related to product prices and interest rate risk, as opposed to their use for trading purposes. FASB ASC 815 requires that all derivatives and hedging instruments are recognized as assets or liabilities at fair value. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings.

        We conduct "off-system" gas marketing operations as a service to producers on systems that we do not own. We refer to these activities as part of energy trading activities. In some cases, we earn an agency fee from the producer for arranging the marketing of the producer's natural gas. In other cases, we purchase the natural gas from the producer and enter into a sales contract with another party to sell the natural gas. The revenue and cost of sales for these activities are included in revenue on a net basis in the statement of operations.

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

        Cash Flows from Operating Activities.    Net cash provided by operating activities was $87.2 million, $81.0 million and $173.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income before non-cash income and expenses and changes in working capital for 2010, 2009 and 2008 were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Income before non-cash income and expenses	$61.2	$89.8	$160.9
Changes in working capital	$26.0	$(8.8)	$12.9

        The primary reason for the decrease in cash flow from income before non-cash income and expenses of $28.6 million from 2009 to 2010 relates to payment for settlement of interest rate swaps, make-whole payments and PIK notes. The primary reason for the decreased cash flow from income before noncash income and expenses of $71.1 million from 2008 to 2009 was increased interest expense of $19.4 million, decreased operating income of $11.2 million, decreased other income of $26.8 million, and decreased gain on derivatives of $7.2 million.

        The change in working capital for 2010 primarily relates to accrued interest on our long-term debt. As previously discussed, we pay interest semi-annually in February and August on our new senior unsecured notes which caused the balance in accrued interest to increase by approximately $19.0 million as of December 31, 2010 as compared to December 31, 2009. The remaining change in working capital for 2010 and the changes in working capital for the 2009 and 2008 are due to normal fluctuations in trade receivables and payable balances due to timing of collections and payments.

        Cash Flows from Investing Activities.    Net cash was provided from investing activities of $14.6 million and $379.9 million for the years ended December 31, 2010 and 2009, respectively, primarily due to proceeds from asset sales. Net cash used in investing activity was $186.8 million for the year ended December 31, 2008. Cash flows from investing activities for the years ended December 31,

2010, 2009 and 2008 included proceeds from property sales of $60.2 million, $503.9 million and $88.8 million, respectively. The east Texas assets and a non-operational processing plant held in inventory were the primary assets sold in 2010 for $39.8 million and $19.5 million, respectively. In 2009, we sold our Arkoma system for approximately $10.7 million, we sold our midstream assets in Alabama, Mississippi and south Texas for approximately $217.6 million and we sold our natural gas treating business for $265.4 million. In 2008, we sold our 12.4% interest in the Seminole gas processing plant for $85.0 million. Our primary use of cash related to investing activities for the years ended December 31, 2010, 2009 and 2008 were capital expenditures and acquisitions, net of accrued amounts, as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Growth capital expenditures	$37.4	$90.5	$257.3
Acquisition and asset purchases	—	35.1	—
Maintenance capital expenditures	10.8	10.9	18.3

Total	$48.2	$136.5	$275.6

        Cash Flows from Financing Activities.    Net cash used in financing activities was $84.9 million and $461.7 million for the years ended December 31, 2010 and 2009, respectively, and financing activities provided net cash of $14.6 million for the year ended December 31, 2008. Financing activities during 2010 primarily relate to the issuance of senior unsecured notes, sale of preferred units and establishment of a new credit facility and repaying our old credit facility and senior secured notes. Our 2009 financing activities included disposal of non-core assets and repayment of outstanding debt. Our financings have primarily consisted of borrowings and repayments under bank credit facilities, borrowings and repayments under capital lease obligations, borrowings and repayments of senior secured and unsecured notes, debt refinancing costs and unit issuances during 2010, 2009 and 2008 as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Net borrowings (repayments) under bank credit facilities(1)	$(529.6)	$(254.4)	$50.0
Senior secured note repayments(2)	(316.5)	(163.2)	(9.4)
Senior unsecured note borrowings (net of discount on the note)	711.5	—	—
Series B secured note repayment	(11.0)	—	—
Net borrowings (payments) under capital lease obligations	(2.4)	(0.7)	23.9
Debt refinancing costs	(28.6)	(15.0)	(4.9)
Common unit offerings(3)	—	—	101.9
Issuance of preferred units(3)	120.8	—	—

(1)
Year ended December 31, 2009 includes a $143.0 million and $173.3 million payment due to the sale of the Alabama, Mississippi and south Texas assets and the Treating assets, respectively.

(2)
Year ended December 31, 2009 includes a $69.0 million and $84.8 million payment due to sale of the Alabama, Mississippi and south Texas assets and the Treating assets, respectively.

(3)
Includes our general partner's proportionate contribution and net of costs associated with the offering.

        Distributions to unitholders and our general partner represent one of our primary uses of cash in financing activities. During 2010, we paid distributions on our preferred units of $9.9 million which represented distributions paid for the first three quarters of 2010. A distribution on the preferred units of $3.8 million has been declared for the three months ended December 31, 2010 and was paid in February 2011. We also paid distributions to our common unitholders of $12.8 million in 2010. Total cash distributions made during the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	Years ended December 31,
	2010	2009	2008
Common units	$12.8	$11.4	$94.4
Subordinated units (converted to common in 2008)	—	—	2.8
Preferred units	9.9	—	—
General partner interest	0.4	0.2	41.2

Total	$23.1	$11.6	$138.4

        The indenture governing our senior unsecured notes provides the ability to pay distributions if a minimum fixed charged coverage ratio is met, and also provides baskets to make payments if such minimum is not met. However, we have established a target over the next couple of years of achieving a ratio of total debt to adjusted EBITDA of less than 4.0 to 1.0. Our ratio of debt to adjusted EBITDA was 4.1 to 1.0 for the year ended December 31, 2010. The distribution payments paid during 2010 are in compliance with our internal financial guidelines.

        In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our $420.0 million credit facility to fund checks as they are presented. As of December 31, 2010, we had approximately $333.4 million of available borrowing capacity under this facility. Changes in drafts payable for 2010, 2009 and 2008 were as follows (in millions):

	Years ended December 31,
	2010	2009	2008
Decrease in drafts payable	$(5.1)	$(16.3)	$(7.4)

        Working Capital Deficit.    We had a working capital deficit of $17.6 million as of December 31, 2010. Changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of our revenues are collected and a large volume of our gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments. In addition, although we strive to minimize our natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes our mark to market derivative assets and liabilities associated with our commodity derivatives which fluctuated significantly due to the changes in natural gas and NGL prices and associated with our interest rate swap derivatives which fluctuated significantly due to changes in interest rates. The changes in working capital during the years ended December 31, 2010, 2009 and 2008 are due to the impact of the fluctuations discussed above.

        Off-Balance Sheet Arrangements.    We had no off-balance sheet arrangements as of December 31, 2010 and 2009.

        April 2008 Sale of Common Units.    On April 9, 2008, we issued 3,333,334 common units in a private offering at $30.00 per unit, which represented an approximate 7.0% discount from the market price on such date. Crosstex Energy GP, L.P. made a general partner contribution of $2.0 million in connection with the issuance to maintain its 2.0% general partner interest.

        January 2010 Sale of Preferred Units.    On January 19, 2010, we issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. Crosstex Energy, GP, L.P. made a general partner contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. They are entitled to a quarterly distribution that is the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if we pay a cash distribution on common units. The first and second quarterly preferred unit distributions of $3.1 million were paid in cash in May 2010 and August 2010. The third quarterly preferred unit distribution of $3.7 million was paid in November 2010 and the fourth quarter distribution of $3.8 million was paid in February 2011.

        Capital Projects for 2011.    Our 2011 capital budget includes approximately $42.7 million of identified growth projects, and we expect to fund such expenditures with internally generated cash flow. Our primary capital projects for 2011 include two expansion projects in north Texas and the restart of the Eunice fractionator in south Louisiana, all of which were underway as of December 31, 2010 with expected completions near the end of the first quarter of 2011. The construction of a new compressor station on an existing gathering line in north Texas at an estimated cost of $10.0 million is expected to generate annual cash flow of approximately $8.0 million. The second project in north Texas is a 15 mile expansion of our natural gas gathering system in the Barnett shale with an estimated cost of $25.0 million and is expected to generate average annual cash flows of $10.0 million per year for the first four years. The Eunice restart project is estimated to cost $9.0 million and generate annual cash flow of $3.0 million. We may identify more growth projects during 2011 in addition to projects currently budgeted.

        Total Contractual Cash Obligations.    A summary of our total contractual cash obligations as of December 31, 2010, is as follows (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$732.1	$7.1	$—	$—	$—	$—	$725.0
Interest payable on fixed long-term debt obligations	481.9	64.7	64.3	64.3	64.3	64.3	160.0
Capital lease obligations	39.6	4.6	4.6	4.6	4.6	4.6	16.6
Operating lease obligations	43.7	13.5	9.6	6.6	5.0	3.7	5.3
Purchase obligations	2.4	2.4	—	—	—	—	—
Uncertain tax position obligations	3.7	3.7	—	—	—	—	—

Total contractual obligations	$1,303.4	$96.0	$78.5	$75.5	$73.9	$72.6	$906.9

        The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

Indebtedness

        As of December 31, 2010 and 2009, long-term debt consisted of the following (in millions):

	2010	2009
Prior credit facility, interest based on Prime and/or LIBOR plus an applicable margin interest rate at December 31, 2009 was 6.75%	$—	$529.6
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin interest rate at December 31, 2010 was 4.0%	—	—
Senior secured notes (including PIK notes(1) of $9.5 million), weighted average interest rate at December 31 2009 was 10.5%	—	326.0
Senior unsecured notes, net of discount of $13.5 million, which bear interest at the rate of 8.875%	711.5	—
Series B secured note assumed in the Eunice transaction, which bear interest at the rate of 9.5%	7.1	18.1

	718.6	873.7
Less current portion	(7.1)	(28.6)

Debt classified as long-term	$711.5	$845.1

(1)
The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 in the form of an increase in the principal amounts thereof (the "PIK notes"). These notes were paid in full in February 2010.

        Credit Facility.    In February 2010, we amended and restated our prior secured bank credit facility with a new syndicated secured bank credit facility. The credit facility has a borrowing capacity of $420.0 million and matures in February 2014. Net proceeds from the credit facility along with net proceeds from the senior unsecured notes discussed under "Senior Unsecured Notes" below were used to, among other things, repay our prior credit facility and repay and retire all outstanding senior secured notes (including PIK notes) in February 2010. We recognized a loss on extinguishment of debt of $14.7 million when the debt was repaid due to make-whole interest payments on the senior secured debt of $9.3 million and the write-off of unamortized debt costs of $5.4 million. Debt refinancing costs totaling $26.7 million associated with new borrowings, including the senior unsecured notes, are included in other noncurrent assets as of December 31, 2010 and amortized to interest expense over the term of the related debt.

        As of December 31, 2010, there was $86.6 million in outstanding letters of credit, under the bank credit facility leaving approximately $333.4 million available for future borrowing.

        The credit facility is guaranteed by substantially all of the subsidiaries and is secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in substantially all of our subsidiaries.

        We may prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders' commitments under the credit facility.

        Under the credit facility, borrowings bear interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent's prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility and a commitment fee of 0.50% per annum on the unused availability under the credit facility. The letter of credit fee and the applicable margins for the interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to adjusted EBITDA) and are as follows:

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

        Based on our forecasted leverage ratio for 2011, we expect the applicable margin for the interest rate and letter of credit fee to be at the mid-point of these ranges. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.

        The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

        The maximum permitted leverage ratio is as follows:

  •
  5.25 to 1.00 for the fiscal quarter ending December 31, 2010;

  •
  5.00 to 1.00 for the fiscal quarter ending March 31, 2011;

  •
  4.75 to 1.00 for the fiscal quarter ending June 30, 2011; and

  •
  4.50 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

        The maximum permitted senior leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to adjusted EBITDA), is 2.50 to 1.00.

        The minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of adjusted EBITDA to consolidated interest charges) is as follows:

  •
  1.75 to 1.00 for the fiscal quarter ending December 31, 2010;

  •
  2.00 to 1.00 for the fiscal quarter ending March 31, 2011;

  •
  2.25 to 1.00 for the fiscal quarter ending June 30, 2011; and

  •
  2.50 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

        In addition, the credit facility contains various covenants that, among other restrictions, limit our ability to:

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

  •
  make certain amendments to the omnibus agreement or our subsidiaries' organizational documents;

  •
  prepay the senior unsecured notes and certain other indebtedness; and

  •
  enter into certain hedging contracts.

        The credit facility permits us to make quarterly distributions to unitholders so long as no default exists under the new credit facility.

        Each of the following is an event of default under the credit facility:

  •
  failure to pay any principal, interest, fees, expenses or other amounts when due;

  •
  failure to meet the quarterly financial covenants;

  •
  failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures;

  •
  the failure of any representation or warranty to be materially true and correct when made;

  •
  our or any of our subsidiaries default under other indebtedness that exceeds a threshold amount;

  •
  judgments against us or any of our material subsidiaries, in excess of a threshold amount;

  •
  certain ERISA events involving us or any of our material subsidiaries, in excess of a threshold amount;

  •
  bankruptcy or other insolvency events involving us or any of our material subsidiaries; and

  •
  a change in control (as defined in the credit facility).

        If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under the credit facility will immediately become due and payable. If any other event of default exists under the credit facility, the lenders may accelerate the maturity of the obligations outstanding under the credit facility and exercise other rights and remedies. In addition, if any event of default exists under the credit facility, the lenders may commence foreclosure or other actions against the collateral.

        If any default occurs under the credit facility, or if we are unable to make any of the representations and warranties in the credit facility, we will be unable to borrow funds or have letters of credit issued under the credit facility.

        We expect to be in compliance with the covenants in the credit facility for at least the next twelve months.

        Series B Secured Note.    On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which included an $18.1 million series B secured note. This note bears an interest rate of 9.5%. We paid $11.0 million in May 2010 and the remaining payment of $7.1 million is due in May 2011.

        Senior Unsecured Notes.    On February 10, 2010, we issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "notes") due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount (OID). Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and OID), together with borrowings under our credit facility discussed above, were used to repay in full amounts outstanding under our prior bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with the prior credit facility. Interest payments are due semi-annually in arrears in February and August.

        The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

  •
  sell assets including equity interests in our subsidiaries;

  •
  pay distributions on, redeem or repurchase units or redeem or repurchase our subordinated debt (as discussed in more detail below);

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

  •
  engage in certain business activities.

        The indenture provides that if our fixed charge coverage ratio (the ratio of consolidated cash flow to fixed charges, which generally represents the ratio of adjusted EBITDA to interest charges with further adjustments as defined per the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, we will be permitted to pay distributions to our unitholders in an amount equal to available cash from operating surplus (each as defined in our partnership agreement) with respect to our preceding fiscal quarter plus a number of items, including the net cash proceeds received by us as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If our fixed charge coverage ratio is less than 2.0 to 1.0, we will be able to pay distributions to our unitholders in an amount equal to an $80.0 million basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. We were in compliance with this ratio as of December 31, 2010.

        If the notes achieve an investment grade rating from each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, many of the covenants discussed above will terminate.

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

        Prior to February 15, 2014, we may redeem the notes, in whole or in part, at a "make-whole" redemption price. On or after February 15, 2014, we may redeem all or a part of the notes at redemption prices (expressed as percentages of principal amount) equal to 104.438% for the twelve-

month period beginning on February 15, 2014, 102.219% for the twelve-month period beginning February 15, 2015 and 100.00% for the twelve-month period beginning on February 15, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the notes.

        Each of the following is an event of default under the indenture:

  •
  failure to pay any principal or interest when due;

  •
  failure to observe any other agreement, obligation, or other covenant in the indenture, subject to the cure periods for certain failures;

  •
  our or any of our subsidiaries' default under other indebtedness that exceeds a certain threshold amount;

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

Inflation

        Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry experienced an increase in labor and material costs during 2008, but 2009 and 2010 remained relatively unchanged. These increases did not have a material impact on our results of operations for the periods presented. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

Environmental

        Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We believe we are in material compliance with all applicable laws and regulations. For a more complete discussion of the environmental laws and regulations that impact us, see Item 1. "Business—Environmental Matters."

Contingencies

        In December 2008, Denbury Onshore, LLC ("Denbury") initiated formal arbitration proceedings against Crosstex CCNG Processing Ltd. ("Crosstex Processing"), Crosstex Energy Services, L.P. ("Crosstex Energy"), Crosstex North Texas Gathering, L.P. ("Crosstex Gathering") and Crosstex Gulf

Coast Marketing, Ltd. ("Crosstex Marketing"), all wholly-owned subsidiaries of the Partnership, asserting a claim for breach of contract under a gas processing agreement. Denbury alleged damages in the amount of $16.2 million, plus interest and attorneys' fees. Crosstex denied any liability and sought to have the action dismissed. An arbitration hearing was held in December 2009 and February 2010 Denbury was awarded $3.0 million plus interest, attorneys' fees and costs for its claims. The Partnership accrued an estimate of $3.7 million, reflecting the related expense in purchased gas costs for this award as of December 31, 2009. The final award totaling $3.5 million was paid in May 2010.

        On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. In the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership. The lawsuit alleges that the plaintiffs have incurred at least $65.0 million in damages, including damage to equipment and lost profits. The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit. The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

        At times, the Partnership's gas-utility subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain provided under state law. As a result, the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership's gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

        On October 23, 2006, Crosstex North Texas Gathering, L.P. filed a lawsuit against Robert L. Dow in the County Court at Law No. 1 of Tarrant County, Texas seeking a pipeline easement across portion of the defendant's sand and gravel mining operation. The court awarded the defendant $0.1 million in damages, but the defendant appealed and claimed damages for the taking, damages to the remainder of this property and damages due to lost profits from the sale of frac sand in excess of $90.0 million. On October 8, 2010, the Partnership settled this matter and received a pipeline easement in exchange for a payment of $6.75 million. This settlement was paid in 2010 and included as a property cost.

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

owed us approximately $6.2 million, including approximately $3.9 million for June 2008 sales and approximately $2.3 million for July 2008 sales. On or around April 6, 2010, we settled the administrative claim and received a payment of $2.1 million.

Disclosure Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Form 10-K constitute forward-looking statements, including but not limited to statements identified by the words "forecast," "may," "believe," "will," "should," "plan," "predict," "anticipate," "intend," "estimate" and "expect" and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Form 10-K, the risk factors set forth in "Item 1A. Risk Factors" may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas and NGLs. In addition, we are also exposed to the risk of changes in interest rates on floating rate debt.

        On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") into law, a part of which relates to increased regulation of the markets for derivative products of the type we use to manage areas of market risk. While the Commodity Futures Trading Commission has yet to issue regulations to implement this increased regulation, Dodd-Frank may result in increased costs to us to implement our market risk management strategy.

Interest Rate Risk

        We are exposed to interest rate risk on our variable rate bank credit facility. At December 31, 2010, we had no outstanding borrowings under this facility.

        At December 31, 2010 and 2009, we had total fixed rate debt obligations of $718.6 million and $344.1 million, respectively. The balance at December 31, 2010 consists of our senior unsecured notes with an interest rate of 8.875% and the series B secured note with an interest rate of 9.5%. The December 31, 2009 balance consisted of senior secured notes with a weighted average interest rate of 10.5% and the series B note with an interest rate of 9.5%. The fair value of these fixed rate obligations was approximately $768.3 million and $342.7 million as of December 31, 2010 and 2009, respectively. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rate debt (the senior unsecured notes) by $ 30.1 million based on the debt obligations as of December 31, 2010.

Commodity Price Risk

        We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements:

  1.
  Processing margin contracts:    Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost ("shrink") and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us, or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

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

        The gross operating margin presentation in the table below is calculated net of results from discontinued operations. Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Years ended December 31,
	2010	2009	2008
Gathering and transportation margin	62.2%	65.8%	57.6%
Gas processing margins:
Processing margin	12.9%	8.9%	15.4%
Percent of liquids	10.6%	13.2%	17.9%
Fee based	14.3%	12.1%	9.1%

Total gas processing	37.8%	34.2%	42.4%
Total	100.0%	100.0%	100.0%

        We have hedges in place at December 31, 2010 covering a portion of the liquids volumes we expect to receive under percent of liquids (POL) contracts. The hedges done via swaps are set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

Period	Underlying	Notional Volume	We Pay	We Receive*	Fair Value Asset/(Liability)
					(In thousands)
January 2011 - December 2011	Ethane	122 (MBbls)	Index	$0.4880/gal	$(339)
January 2011 - December 2011	Propane	24 (MBbls)	Index	$1.0531/gal	(191)
January 2011 - December 2011	Normal Butane	18 (MBbls)	Index	$1.4399/gal	(136)
January 2011 - December 2011	Natural Gasoline	26 (MBbls)	Index	$1.7543/gal	(399)

					$(1,065)

*
weighted average

        In addition, we have hedges in place covering 90 MBbls of Ethane for the final two quarters of 2011 done via the purchase of puts. The net fair value asset of the puts as of December 31, 2010 was less than $0.1 million.

        We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on our POL contracts. We hedge our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 60.9% of our hedgeable volumes at risk through December 2011 (24.9% of total volumes at risk through December 2011).

        We also have hedges in place at December 31, 2010 covering the fractionation spread risk related to our processing margin contracts as set forth in the following table:

Period	Underlying	Notional Volume	We Pay		We Receive		Fair Value Asset/(Liability)
							(In thousands)
January 2011 - December 2011	Ethane	169 (MBbls)	Index		$0.5048 /gal	*	$(312)
January 2011 - December 2011	Propane	94 (MBbls)	Index		$1.1293 /gal	*	(435)
January 2011 - December 2011	Iso Butane	6 (MBbls)	Index		$1.4991 /gal	*	(43)
January 2011 - December 2011	Normal Butane	54 (MBbls)	Index		$1.5219 /gal	*	(219)
January 2011 - December 2011	Natural Gasoline	55 (MBbls)	Index		$1.9272 /gal	*	(450)
January 2011 - December 2011	Natural Gas	4,612 (MMBtu/d)	$4.536 /MMBtu	*	Index		(87)

							$(1,546)

*
weighted average

        In relation to our fractionation spread risk, as set forth above, we have hedged 57.8% of our hedgeable liquids volumes at risk through December 2011 (21.4% of total liquids volumes at risk) and 60.8% of the related hedgeable PTR volumes through December 2011 (22.3% of total PTR volumes).

        We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 7.6% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, our resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices.

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

        As of December 31, 2010, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $2.4 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $2.0 million in the net fair value liability of these contracts as of December 31, 2010 to a net fair value liability of approximately $4.4 million.

Item 8.    Financial Statements and Supplementary Data

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-54 of this Report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2010), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

  (b)    Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

        See "Management's Report on Internal Control over Financial Reporting" on page F-2.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        As is the case with many publicly traded partnerships, we do not have officers, directors or employees. Our operations and activities are managed by our general partner, Crosstex Energy GP, LLC. Our operational personnel are employees of the Operating Partnership. References to our officers, directors and employees are references to the officers, directors and employees of our general partner or the Operating Partnership.

        Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to the unitholders, as limited by our partnership agreement. As general partner, Crosstex Energy GP, LLC is liable for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations on a non-recourse basis.

        The following table shows information for the directors and executive officers of our general partner. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with Crosstex Energy GP, LLC
Barry E. Davis	49	President, Chief Executive Officer and Director
William W. Davis	57	Executive Vice President and Chief Financial Officer
Joe A. Davis	50	Executive Vice President, General Counsel and Secretary
Michael J. Garberding	42	Senior Vice President-Finance
Stan Golemon	47	Senior Vice President-Engineering and Operations
Steven R. Spaulding	45	Senior Vice President-Processing and NGLs
Rhys J. Best**	64	Chairman of the Board and Member of the Conflicts, Finance* and Compensation Committees
Leldon E. Echols**	55	Director and Member of the Audit* and Finance Committees
Bryan H. Lawrence	68	Director
Sheldon B. Lubar**	81	Director and Member of the Governance* Committee
Cecil E. Martin**	69	Director and Member of the Audit and Compensation* Committees
D. Dwight Scott	47	Director and Member of the Compensation and Finance Committee
Kyle D. Vann**	63	Director and Member of the Governance, Conflicts* and Audit Committees

*
Denotes chairman of committee.

**
Denotes independent director.

        Barry E. Davis, President, Chief Executive Officer and Director, led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which transaction resulted in the formation of our predecessor. Mr. Davis has served as director since our IPO in December 2002. Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. Mr. Davis holds a B.B.A. in Finance from Texas Christian University. Mr. Davis also serves as Chairman of the Board for Crosstex Energy, Inc. Mr. Davis is not related to William W. Davis or Joe A. Davis. Mr. Davis' leadership skills and experience in the midstream natural gas industry, among other factors, led the Board to conclude that he should serve as a director.

        William W. Davis, Executive Vice President and Chief Financial Officer, joined our predecessor in September 2001, and has over 30 years of finance and accounting experience. For more than the last seven years, Mr. Davis has served as our Chief Financial Officer. Prior to joining our predecessor, Mr. Davis held various positions with Sunshine Mining and Refining Company from 1983 to September 2001, including Executive Vice President and Chief Financial Officer from 1991 to 2001. In addition, Mr. Davis served as Chief Operating Officer in 2000 and 2001. Mr. Davis graduated magna cum laude from Texas A&M University with a B.B.A. in Accounting and is a Certified Public Accountant. Mr. Davis is not related to Barry E. Davis or Joe A. Davis.

        Joe A. Davis, Executive Vice President, General Counsel and Secretary, joined Crosstex in October 2005. He began his legal career in 1985 with the Dallas firm of Worsham Forsythe, which merged with the international law firm of Hunton & Williams in 2002. Most recently, he served as a partner in the firm's Energy Practice Group, and served on the firm's Executive Committee. Mr. Davis specialized in facility development, sales, acquisitions and financing for the energy industry, representing entrepreneurial start up/development companies, growth companies, large public corporations and large electric and gas utilities. He received his J.D. from Baylor Law School in Waco and his B.S. degree from the University of Texas in Dallas. Mr. Davis is not related to Barry E. Davis or William W. Davis.

        Michael J. Garberding, Senior Vice President—Finance joined our general partner in February 2008. Mr. Garberding has 20 years experience in finance and accounting. From 2002 to 2008, Mr. Garberding held various finance and business development positions at TXU Corporation, including assistant treasurer. In addition, Mr. Garberding worked at Enron North America as a Finance Manager and Arthur Andersen LLP as an Audit Manager. He received his Masters in Business Administration from the University of Michigan in 1999 and his B.B.A. in Accounting from Texas A&M University in 1991.

        Steven R. Spaulding, Senior Vice President—Processing and NGLs joined our general partner in April of 2010. Mr. Spaulding has 20 years of experience in engineering, operations, and commercial development in the midstream industry. From 1990 to 2010, Mr. Spaulding held various midstream engineering, commercial, and management positions with Chevron, including Manager of Equity NGL Supply and Trading and Midstream Commercial and Business Development Manager. Mr. Spaulding graduated from the University of Oklahoma with a Bachelor of Science degree in Chemical Engineering.

        Stan Golemon, Senior Vice President—Engineering and Operations, joined our general partner in May of 2008. Mr. Golemon has 25 years of experience in engineering, operations, and commercial development in the midstream and exploration and production industries. From 1997 to 2008, Mr. Golemon held various midstream engineering, commercial, and management positions with Union Pacific Resources and its successor company Anadarko Petroleum Corporation, including General Manager of Midstream Engineering and Engineering Supervisor. Mr. Golemon also spent 3 years with

The Arrington Corporation consulting on sulfur recovery operations and Process Safety Management. Mr. Golemon began his career with ARCO Oil and Gas Company where he worked in plant engineering, onshore facilities engineering, and offshore facilities engineering. Mr. Golemon graduated summa cum laude from Louisiana Tech University in 1985 with a Bachelor of Science degree in Chemical Engineering.

        Rhys J. Best joined Crosstex Energy GP, LLC as a director in June 2004 and became Chairman of the Board in February 2009. Mr. Best was Chairman and Chief Executive Officer of Lone Star Technologies, Inc., until its merger into United States Steel Company in June of 2007. Mr. Best held the position of Chief Executive Officer from June 1998 and he assumed the additional responsibilities of Chairman in January 1999. He began his career at Lone Star as the President and Chief Executive Officer of Lone Star Steel Company, a position he held for eight years before becoming President and Chief Operating Officer of the parent company in 1997. Before joining Lone Star, Mr. Best held several leadership positions in the banking industry. Mr. Best also serves on the boards of Trinity Industries (NYSE: TRN), Cabot Oil & Gas Corp. (NYSE: COG), Commercial Metals Company (NYSE:CMC), Austin Industries, Inc., and McJunkin Red Man Corporation. Trinity is a leading diversified holding company with a subsidiary group that provides a variety of products and services for the transportation, industrial, construction and energy sectors. Cabot is an oil and gas exploration and production company. Commercial Metals Company manufactures, recycles and markets steel, other metals and related products. Austin Industries and McJunkin Red Man are private companies in the construction and energy sectors. Mr. Best graduated from the University of North Texas with a Bachelor of Business degree and later earned a Masters of Business Administration degree at Southern Methodist University. Mr. Best's experience in the financial sector and pipe manufacturing industry, leadership skills and experience as Chairman and Chief Executive Officer of public companies, among other factors, led the Board to conclude that he should serve as a director.

        Leldon E. Echols joined Crosstex Energy GP, LLC as a director in January 2008. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. (NYSE: TRN), a leading diversified holding company with a subsidiary group that provides a variety of products and services for the transportation, industrial, construction and energy sectors, and Holly Corporation (NYSE: HOC), an independent petroleum refiner and marketer. Mr. Echols brings 30 years of financial and business experience to Crosstex. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm's audit and business advisory practice in North Texas, Colorado and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols is also a member of the board of directors, Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corp. (NYSE: TXU) where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science degree in accounting from Arkansas State University and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols has also served as a director of Crosstex Energy, Inc. since January 2008. Mr. Echols' accounting and financial experience, service as the Chief Financial Officer for a public company, among other factors, led the Board to conclude that he should serve as a director.

        Bryan H. Lawrence, joined Crosstex Energy GP, LLC as a director upon the completion of our initial public offering in December 2002 and served as Chairman of the Board until May 2008. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Hallador Petroleum Company (OTC BB: HPCO.OB), Star Gas Partners L.P. (NYSE: SGU), Winstar Resources Ltd. (a Canadian public company), Compass Petroleum Ltd. (a Canadian public company) Approach Resources, Inc. (NASDAQ: AREX) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and also has an M.B.A. from Columbia University. Mr. Lawrence has also served as a director of Crosstex Energy, Inc. since 2000. Mr. Lawrence's financial and investment experience, and experience in the energy industry, among other factors, led the Board to conclude that he should serve as a director.

        Sheldon B. Lubar joined Crosstex Energy GP, LLC as a director upon the completion of our initial public offering in December 2002. Mr. Lubar has been Chairman of the Board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the Board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995 and also served as a director of Weatherford International, Inc. (NYSE: WFT) until 2008. Mr. Lubar also served as Chairman and a director of Total Logistics, Inc. until its merger with Super Value Companies (NYSE: SVU) in 2005. Mr. Lubar also serves as a director of Hallador Petroleum Company (OTC BB: HPCO.OB), Star Gas Partners L.P. (NYSE: SGU) and Approach Resources, Inc. (NASDAQ: AREX), an oil and gas exploration and production company. Mr. Lubar holds a bachelor's degree in Business Administration and a law degree from the University of Wisconsin—Madison. He was awarded an honorary Doctor of Commercial Science degree from the University of Wisconsin—Milwaukee in 1988 and a Doctor of Humanities degree from the University of Wisconsin—Madison in 2009. Mr. Lubar has also served as a director of Crosstex Energy, Inc. since January 2004. Mr. Lubar's investment experience, industry experience and service on other public company boards, among other factors, led the Board to conclude that he should serve as a director.

        Cecil E. Martin, Jr. joined Crosstex Energy GP, LLC as a director in January 2006. He has been an independent residential and commercial real estate investor since 1991. From 1973 to 1991 he served as chairman of the public accounting firm Martin, Dolan and Holton in Richmond, Virginia. He began his career as an auditor at Ernst and Ernst. He holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant. Mr. Martin also serves on the board and as chairman of the audit committee for Comstock Resources, Inc. (NYSE: CRK), an independent energy company engaged in oil and gas acquisitions, exploration and development. Mr. Martin served on the board and as chairman of the audit committee for Bois d'Arc Energy, Inc. (NYSE: BDE) until its merger into Stone Energy Corporation, (NYSE: SGY) in 2008. Mr. Martin also has served as a director of Crosstex Energy, Inc. since January 2006. Mr. Martin's accounting and financial experience, experience on audit committees of other public companies, and related industry experience, among other factors, led the Board to conclude that he should serve as a director.

        Donald (Dwight) Scott joined Crosstex Energy GP, LLC as a director in January 2010. He is a Senior Managing Director of GSO Capital Partners LP and head of GSO's Houston Office. Mr. Scott focuses on investments in the energy and power markets and is a member of GSO's Investment Committee. Before joining GSO in 2005, Mr. Scott was an Executive Vice President and Chief Financial Officer of El Paso Corporation (NYSE: EP). Prior to joining El Paso, Mr. Scott served as a managing director in the energy investment banking practice of Donaldson, Lufkin & Jenrette. Mr. Scott earned a BA from the University of North Carolina at Chapel Hill and a MBA from The University of Texas at Austin. He is currently a Director of SandRidge Energy, Inc. (NYSE: SD) and certain non-public companies, including Bear Tracker Energy LLC, MCV Investors, Inc., and United Engines Holding Company, LLC. Mr. Scott is a member of the Board of Trustees of KIPP, Inc. and the River Oaks Baptist School. Mr. Scott brings to the Board investment, financial and industry experience. Mr. Scott was selected as a director pursuant to a Board Representation Agreement entered into on January 19, 2010 between us, our general partner, CEI and GSO Crosstex Holdings LLC. Pursuant to the Board Representation Agreement, each of the Crosstex entities agreed to take all actions necessary or advisable to cause one director serving on the Board to be designated by GSO Crosstex Holdings LLC, in its sole discretion.

        Kyle D. Vann joined Crosstex Energy GP, LLC as a director in April 2006. Mr. Vann began his career with Exxon Corporation in 1969. After ten years at Exxon, he joined Koch Industries and served in various leadership capacities, including senior vice president from 1995 to 2000. In 2001, he then took on the role of CEO of Entergy-Koch, LP, an energy trading and transportation company, which was sold in 2004. Currently, Mr. Vann, continues to consult with Entergy and Texon, L.P. He also serves on the boards of Texon, L.P. and Legacy Reserves, LLC and on the Advisory Board for Haddington Ventures, LLC. Mr. Vann graduated from the University of Kansas with a Bachelor of Science degree in chemical engineering. He is a member of the Board of Advisors for the University of Kansas School of Engineering, the board of Generous Giving and Mars Hill productions. Mr. Vann serves on the boards of various charitable organizations. Mr. Vann's industry experience, and leadership roles in the energy trading and transportation businesses, among other factors, led the Board to conclude that he should serve as a director.

Independent Directors

        Messrs. Best, Echols, Lubar, Martin, and Vann qualify as "independent" directors in accordance with the published listing requirements of The NASDAQ Global Select Market (NASDAQ). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

        In addition, the members of the Audit Committee also each qualify as "independent" under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the board of directors to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules, including that the person meets the relevant definition of an "independent" director. Messrs. Echols and Martin are both independent directors who have been determined to be audit committee financial experts. Unitholders should understand that this designation is a disclosure requirement of the SEC related to experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee and board of directors, and the designation of a director as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or board of directors.

Board Committees

        The board of directors of our general partner, has, and appoints the members of, standing Audit, Compensation, Finance, Governance and Conflicts Committees. Each member of the Audit, Compensation, Finance, Governance and Conflicts Committees is an independent director in accordance with NASDAQ standards described above. Each of the board committees has a written charter approved by the board. Copies of the charters are available to any person, free of charge, at our web site: www.crosstexenergy.com.

        The Audit Committee, comprised of Messrs. Echols (chair), Martin and Vann, assists the board of directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.

        The Finance Committee, comprised of Messrs. Best (chair), Echols and Scott, assists the board of directors in discharging its duties in connection with financial planning and significant financial transactions, and is directly responsible for reviewing and evaluating distribution policy, transactions that involve issuance of equity or debt securities, oversight of credit facilities, and review of material transactions.

        The Conflicts Committee, comprised of Messrs. Vann (chair) and Best, reviews specific matters that the board believes may involve conflicts of interest between our general partner and Crosstex Energy, L.P. The Conflicts Committee determines if the resolution of a conflict of interest is fair and reasonable to us. The members of the Conflicts Committee are not directors, officers or employees of Crosstex Energy, Inc., the owner of our general partner. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties owed to us or our unitholders.

        The Compensation Committee, comprised of Messrs. Martin (chair), Scott and Best, oversees compensation decisions for the officers of our general partner as well as the compensation plans described herein.

        The Governance Committee, comprised of Messrs. Lubar (chair) and Vann, reviews matters involving governance including assessing the effectiveness of current policies, monitoring industry developments, recommending committee structures within the Board, managing the assessment process of the Board and individual directors, annually reviewing and recommending the compensation of directors and performing other duties as delegated from time to time. The Governance Committee is responsible for identifying board candidates and making recommendations to the board of directors regarding the election of directors. When board vacancies are created or occur, the Governance Committee reviews applicable legal requirements, listing requirements, and the competencies of the continuing directors, and develops a candidate profile that identifies any specific competencies or expertise that the Committee believes the board of directors needs to add or supplement. The Governance Committee solicits referrals from existing directors and other industry contacts to identify candidates that possess those specific competencies or that specific expertise. In the past, the Governance Committee has also used search firms to identify potential candidates. The Governance Committee then interviews interested candidates to assess the candidate's qualifications and to assess the ability of the candidate to work with the other directors. The Governance Committee evaluates candidates and makes its recommendations on the basis of the qualifications of each candidate individually, including the candidate's reputation, professional experience, experience in the same or related industries, service on other public company boards, other time commitments, the diversity of the board members' backgrounds and professional experience, and the ability of the candidate to work with other board members. Under the terms of our partnership agreement, unitholders do not participate in the appointment or election of the directors of our general partner.

Code of Ethics

        Our general partner has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") applicable to all of our employees, officers and directors with regard to Partnership-related activities. The Code of Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. A copy of the Code of Ethics is available to any person, free of charge, at our web site www.crosstexenergy.com. If any substantive amendments are made to the Code of Ethics or if we or our general partner grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to any of our general partner's executive officers and directors, we will disclose the nature of such amendment or waiver on our web site.

Section 16(a)—Beneficial Ownership Reporting Compliance

        Based on our records, except as set forth below, we believe that during 2010 all reporting persons complied with the Section 16(a) filing requirements applicable to them. Due to administrative errors, Forms 4 were filed late on behalf of Susan J. McAden on January 28, 2010, regarding a grant of restricted units under our long-term incentive plan and on February 4, 2011, regarding a disposition of units on July 2, 2010 to cover tax liabilities upon the vesting of restricted units. Due to administrative errors, two Forms 3 were filed late on behalf of GSO Crosstex Holdings LLC in connection with its acquisitions of the Partnership's Series A Convertible Preferred Units on January 6, 2010 and one Form 3 was filed late on behalf of each of Blackstone Group L.P., Blackstone Holdings I/II GP Inc., Douglas I. Ostrover, Albert J. Smith III, Bennett J. Goodman, Blackstone Holdings I L.P., GSO Holdings I LLC, Blackstone/GSO Capital Solutions Associates LLC, Blackstone/GSO Capital Solutions Fund LP, Blackstone Group Management L.L.C. and Stephen A. Schwarzman in connection with the acquisition of the Partnership's Series A Convertible Preferred Units on January 6, 2010.

Reimbursement of Expenses of our General Partner and its Affiliates

        Our general partner does not receive any management fee or other compensation in connection with its management of our partnership. However, our general partner performs services for us and is reimbursed by us for all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.

Item 11.    Executive Compensation

        We do not directly employ any of the persons responsible for managing our business. Crosstex Energy GP, LLC, our general partner, manages our operations and activities, and its board of directors and officers make decisions on our behalf. The compensation of the executive officers of Crosstex Energy GP, LLC is determined by the board of directors of Crosstex Energy GP, LLC upon the recommendation of its Compensation Committee. The compensation of the directors of Crosstex Energy GP, LLC is determined by the board of directors of Crosstex Energy GP, LLC upon the recommendation of its Governance Committee. Our named executive officers also serve as officers of Crosstex Energy, Inc. and the compensation of the named executive officers discussed below reflects total compensation for services to all Crosstex entities. We pay or reimburse all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses allocable to us in any reasonable manner determined by our general partner in its sole discretion. Crosstex Energy, Inc. currently pays a monthly fee to us to cover its portion of administrative and compensation costs, including compensation costs relating to the named executive officers.

        Based on the information that we track regarding the amount of time spent by each of our named executive officers on business matters relating to Crosstex Energy, L.P., we estimate that such officers devoted the following percentage of their time to the business of Crosstex Energy, L.P. and to Crosstex Energy, Inc., respectively, for 2010:

Executive Officer or Director	Percentage of Time Devoted to Business of Crosstex Energy, L.P.	Percentage of Time Devoted to Business of Crosstex Energy, Inc.
Barry E. Davis	83%	17%
William W. Davis	74%	26%
Joe A. Davis	88%	12%
Michael J. Garberding	97%	3%
Steven R. Spaulding	100%	—

Compensation Committee Report

        Each member of Crosstex Energy GP, LLC's Compensation Committee is an independent director in accordance with NASDAQ standards. The Committee has reviewed and discussed with management the following section titled "Compensation Discussion and Analysis." Based upon its review and discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

  Cecil E. Martin (Chairman)
  Rhys J. Best
  D. Dwight Scott

Compensation Discussion and Analysis

        The Charter of the Compensation Committee of the Board of Directors of Crosstex Energy GP, LLC, includes the following:

  •
  The Committee has general oversight responsibility for the Company's compensation plans, policies and programs. This general oversight responsibility includes reviewing and approving compensation policies and practices for all employees, overall payroll, bonus plans, overall bonus payouts, setting bonus targets, and other general compensation matters.

  •
  Not less than annually, the Committee will review the Company's executive compensation plans and policies. The Committee will review the corporate goals and objectives relevant to the compensation of the Chief Executive Officer, the other executive officers, and each other senior officer that the Committee or the Board may designate (collectively referred to as the "Executive Officers"). The Committee will evaluate the performance of the Chief Executive Officer, and together with the Chief Executive Officer, the performance of each other Executive Officer. The Committee will at least annually review each Executive Officer's base compensation, bonus, awards under the Company's Long Term Incentive Plans, and any other compensation, and make recommendations to the Board regarding each Executive Officer's compensation.

  •
  The Committee will review and approve the terms of any employment contracts, severance agreements, or other contracts with any Executive Officer, provided that the Board reserves to itself the approval of the compensation of the Executive Officers.

        In order to compete effectively in our industry, it is critical that we attract, retain and motivate leaders that are best positioned to deliver financial and operational results that benefit our unitholders. It is the Committee's responsibility to design and administer compensation programs that achieve these goals, and to make recommendations to the Board of Directors to approve and adopt these programs.

Compensation Philosophy and Principles.

        Our executive compensation is designed to attract, retain and motivate top-tier executives, and align their individual interests with the interests of the unitholders. The compensation of each of our executives is comprised of base salary, bonus opportunity and restricted equity grants or option awards under long term incentive plans. The Committee's philosophy is to generally target the 50th percentile of our Peer Group (discussed below) for base salaries, target the 50th percentile of our Peer Group for bonuses (but retain discretion to reduce or increase bonus amounts to address individual performance), and to provide executives the opportunity to earn long-term compensation, in the form of equity, in the top quartile relative to our Peer Group.

        The Committee considers the following principles in determining the total compensation of the named executive officers:

  •
  in order to achieve its goals, it is critical that we attract, retain and motivate highly qualified executive officers;

  •
  base salary and bonus opportunities must be competitive in order to attract, retain and motivate highly qualified executive officers;

  •
  equity incentive compensation should represent a significant portion of the executive's total compensation in order to retain and incentivize highly qualified executives, and align their individual long term interests with the interests of unitholders;

  •
  compensation programs must be sufficiently flexible to address special circumstances, which include payments under retention plans specifically targeted to retain highly qualified officers during challenging times; and

  •
  the overall compensation program should drive performance and reward contributions in support of our business strategies and achievements.

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

        In 2010, the Committee retained Hewitt Associates, LLC ("Hewitt") as its independent compensation consultant to conduct a compensation review and advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of our general partner. Hewitt provided a report and presentation to the Committee regarding the compensation programs of the Crosstex entities in September of 2010.

        With respect to compensation objectives and decisions regarding the named executive officers for fiscal 2010, the Committee has reviewed market data with respect to peer companies provided by Hewitt in determining relevant compensation levels and compensation program elements for our named executive officers, including establishing their respective base salaries. In addition, Hewitt has also provided guidance on current industry trends and best practices to the committee. The market data that we reviewed included the base salary, bonus structure, bonus methodology and short and long-term compensation elements paid to executive officers in similar positions at our peer companies as well as thirty-five energy related companies that participated in Hewitt's proprietary database. For 2010, we identified the following companies as "Peer Companies" for comparison purposes: Atlas Pipeline Partners, L.P., DCP Midstream Partners, L.P., Energy Transfer Partners, L.P., Enbridge Energy Partners, L.P., ONEOK Partners, L.P., Magellan Midstream Holdings, L.P., Copano Energy, LLC, Regency Energy Partners, L.P., MarkWest Energy Partners, L.P., Boardwalk Pipeline Partners, L.P., Atmos Energy Corporation, El Paso Corporation, Pioneer Natural Resources Company, Plains Exploration & Production Company, Plains All American Pipeline, L.P., and Range Resources Corporation. We believe that this group of companies is representative of the industry in which we operate and the individual companies were chosen because of such companies' relative position in our industry, their relative size/market capitalization, the relative complexity of the business, similar organizational structure, competition for similar executive talent, and the named executive officers' roles and responsibilities.

        In addition, the Committee has reviewed various relevant compensation surveys with respect to determining compensation for the named executive officers. In determining the long-term incentive component of compensation of the senior executives of Crosstex Energy GP, LLC (including the named executive officers), the Committee considers individual performance and relative equity holder benefit, the value of similar incentive awards to senior executives at comparable companies, awards made to the company's senior executives in past years, the value of all unvested awards held by the executive, and such other factors as the Committee deems relevant.

Elements of Compensation.

        The primary elements of Crosstex Energy GP, LLC's compensation program are a combination of annual cash and long-term equity-based compensation. For fiscal year 2010, the principal elements of compensation for the named executive officers were the following:

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

        Base Salary.    The Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to Crosstex Energy GP, LLC and its affiliates, market data and responsibilities of the named executive officers. Salaries are generally determined by considering the employee's performance and prevailing levels of compensation in areas in which a particular employee works. As discussed above, except with respect to the monthly reimbursement payment received from Crosstex Energy, Inc., all of the base salaries of the named executive officers were allocated to us by Crosstex Energy GP, LLC as general and administration expenses. The base salaries paid to our named executive officers during fiscal year 2010 are shown in the Summary Compensation Table on page 72. Effective January 1, 2011, the base salaries payable to our named executive officers were adjusted to equal the following: Barry E. Davis $460,000, William W. Davis $345,000; Joe A. Davis $315,000; Steven R. Spaulding $250,000 and Michael Garberding $245,000.

        Bonuses and Annual Cash Bonus Plan Awards.    The Committee oversees the Annual Cash Bonus Plan and makes recommendations regarding cash bonuses to be awarded to each of the named executive officers. The Annual Cash Bonus Plan is applicable to all employees. Under the plan, bonuses are awarded to our named executive officers based on a formulaic approach that is initially determined using a performance metric tied to adjusted EBITDA (see page 35 for definition). The same adjusted EBITDA performance metric is used for bonuses for all employees. The adjusted EBITDA goals are determined at the beginning of the year by the board of directors of Crosstex Energy GP, LLC, upon the recommendation of the Committee. Discretionary bonuses in addition to bonuses under the Annual Cash Bonus Plan are awarded from time to time by the Committee to reward outstanding service to the Company.

        Approximately two-thirds of the bonuses calculated under the formula applicable to each of our named executive officers for fiscal 2010 are strictly formulaic and nondiscretionary. The remaining one-third of the amount determined by the formula is at the discretion of the Committee, based upon the Committee's assessment of the executive's meeting his or her performance objectives established at the beginning of the performance period. These performance objectives include the quality of leadership within the named executive officer's assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer and the named executive officer's contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by our Committee as a whole. All of our named executive officers met or exceeded their personal performance objectives for 2010.

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

        Target adjusted EBITDA is based upon a standard of reasonable market expectations and company performance, and varies from year to year. Several factors are reviewed in determining target adjusted EBITDA, including market expectations, internal forecasts and available investment opportunities. For 2010, our targets for bonuses, after adjustments to account for the effects of discontinued operations and certain other adjustments, were $165.0 million for minimum bonuses, $185.0 million for mid-point bonuses and $210.0 million for maximum bonuses. The 2010 plan provided for named executive officers to receive bonus payouts of 10% at the minimum threshold, payouts ranging from 35% to 90% at the mid-point target and maximum payouts ranging from 60% to 180% of an executive officer's base salary. We met the target for mid-point bonuses in 2010.

        For 2011, the Board has approved a continuation of the Annual Cash Bonus Plan with adjusted EBITDA as the performance metric. Under the 2011 plan, bonuses will be determined based on adjusted EBITDA levels ranging from a threshold of $175.0 million to a maximum of $235.0 million, with a mid-point adjusted EBITDA of $205.0 million.

        The Board also approved payments to our named executive officers and certain other senior executives and key leaders under a Key Employee Retention Plan for the first six months of 2010. Under the plan, participants received quarterly retention payments equal up to 25% of base salary for each of the first two quarters of the year. Payments made under the Key Employee Retention Plan were credited against payments that would have otherwise been payable to a participant under the Annual Cash Bonus Plan. The Key Employee Retention Plan was designed to retain and incentivize employees that are very important for the accomplishment of the Partnership's objectives during critical times. Participation in the plan was determined in the discretion of the Committee and the Board.

        Long-Term Incentive Plans.    Our officers and directors are eligible to participate in long-term incentive plans adopted by each of Crosstex Energy GP, LLC and Crosstex Energy, Inc. We believe that equity awards are instrumental in attracting, retaining, and motivating employees, and align the interests of our officers and directors with the interests of the unitholders. The board of directors of Crosstex Energy GP, LLC, at the recommendation of the Committee, approves the grants of Partnership units or options to our executive officers. The Committee believes that equity compensation should comprise a significant portion of a named executive officer's compensation, and considers a number of factors when determining the grants to each individual. The considerations include: the general goal of allowing the named executive officer the opportunity to earn aggregate equity compensation (comprised of Partnership units and Crosstex Energy, Inc. stock) in the upper quartile of our Peer Group; the amount of unvested equity held by the individual executive; the executive's performance; and other factors as determined by the Committee.

        A discussion of each plan follows:

        Crosstex Energy GP, LLC Long-Term Incentive Plan.    Crosstex Energy GP, LLC has adopted a long-term incentive plan for employees and directors of Crosstex Energy GP, LLC and its affiliates who perform services for us. The long-term incentive plan is administered by the Committee and permits the grant of awards covering an aggregate of 5,600,000 common units, which may be awarded in the form of restricted units or unit options. Of the 5,600,000 common units that may be awarded under the long-term incentive plan, 1,438,424 common units remain eligible for future grants by Crosstex Energy GP, LLC as of January 1, 2011. The long-term compensation structure is intended to align the employee's performance with long-term performance for our unitholders.

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

  •
  Unit Options.  The long-term incentive plan currently permits the grant of options covering common units. Under current policy all unit option grants will have an exercise price equal to or more than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Committee. In addition, the unit options will become exercisable upon a change in control of us or our general partner, as discussed below under "—Potential Payments Upon a Change of Control or Termination." Upon exercise of a unit option, Crosstex Energy GP, LLC will acquire common units in the open market or directly from us or any other person or use common units already owned, or any combination of the foregoing. Crosstex Energy GP, LLC will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds received by it from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and Crosstex Energy GP, LLC will pay us the proceeds it received from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

  •
  Restricted Units.  A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit. In the future, the Committee may make grants under the plan to employees and directors containing such terms as it shall determine under the plan. The Committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of us or of our general partner, as discussed below under "—Potential Payments Upon a Change of Control or Termination." Common units to be delivered upon the vesting of restricted units may be common units acquired by Crosstex Energy GP, LLC in the open market, common units already owned by Crosstex Energy GP, LLC, common units acquired by Crosstex Energy GP, LLC directly from us or any other person or any combination of the foregoing. Crosstex Energy GP, LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units which entitles the grantee to distributions attributable to the restricted units prior to vesting of such units. We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, under current policy, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

  •
  Performance Units.  A performance unit represents a contractual commitment to grant restricted units in the future if certain conditions are satisfied. In the past performance unit agreements have only been entered into with members of our senior management. We did not grant any performance unit agreements in 2010. Under the terms of past performance unit agreements, to be eligible to receive the restricted units, the executive officer must continuously be employed from the date of the agreement through January 1 of the third calendar year following such date, and no units will be credited to an award recipient under our long term incentive plan until such future date. Each agreement provides for a target number of units that are to be granted in the future. As of January 1, 2011, only performance units granted in 2008 remain outstanding. The performance units granted in 2008 that did not lapse vested at the minimum amount of 30% of the target number of units and became unrestricted units as of March 1, 2011.

        The total value of the equity compensation granted to our named executive officers generally has been allocated 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. For fiscal year 2010, Crosstex Energy GP, LLC granted 12,425 and 25,273 restricted units to Michael J. Garberding and Steven R. Spaulding, respectively. No restricted units were granted to Barry E. Davis, William W. Davis and Joe A. Davis during fiscal year 2010. All performance and restricted units that we grant are charged against earnings according to FASB ASC 718.

        Crosstex Energy, Inc. Long-Term Incentive Plans.    The Crosstex Energy, Inc. long-term incentive plans provide for the award of stock options and restricted stock (collectively, "Awards") for up to 7,190,000 shares of Crosstex Energy, Inc.'s common stock. As of January 1, 2011, approximately 2,166,934 shares remained available under the long-term incentive plans for future issuance to participants. A participant may not receive in any calendar year options relating to more than 250,000 shares of common stock. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Shares of common stock underlying Awards that are forfeited, terminated or expire unexercised become immediately available for additional Awards under the long-term incentive plan.

        The Compensation Committee of Crosstex Energy, Inc.'s board of directors administers the long-term incentive plans. The administrator has the power to determine the terms of the options or other awards granted, including the exercise price of the options or other awards, the number of shares subject to each option or other award, the exercisability thereof and the form of consideration payable upon exercise. In addition, the administrator has the authority to grant waivers of long-term incentive plan terms, conditions, restrictions and limitations, and to amend, suspend or terminate the plan, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the plan without the consent of the holder. Awards may be granted to employees, consultants and outside directors of Crosstex Energy, Inc.

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

  •
  Performance Shares.  A performance share represents a contractual commitment to grant restricted shares in the future if certain conditions are satisfied. In the past, performance share agreements have only been entered into with members of our senior management. We did not grant any performance share agreements in 2010. Under the terms of past performance share agreements, to be eligible to receive the restricted shares, the executive officer must continuously be employed from the date of the agreement through January 1 of the third calendar year following such date, and no shares will be credited to an award recipient under our long term incentive plan until such future date. Each agreement provides for a target number of shares that are to be granted in the future. As of January 1, 2011, only performance shares granted in 2008 remained outstanding. The performance shares granted in 2008 that did not lapse vested at the minimum amount of 30% of the target number of units and became unrestricted units as of March 1, 2011.

        Crosstex Energy, Inc.'s board of directors may amend, modify, suspend or terminate the long-term incentive plans for the purpose of addressing any changes in legal requirements or for any other purpose permitted by law, except that no amendment that would impair the rights of any participant to any Award may be made without the consent of such participant, and no amendment requiring stockholder approval under any applicable legal requirements will be effective until such approval has been obtained. No incentive stock options may be granted after the tenth anniversary of the effective date of the plan.

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

        The total value of the equity compensation granted to our executive officers generally has been awarded 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions. For fiscal year 2010, Crosstex Energy, Inc. granted 17,077 and 30,778 restricted shares to Michael J. Garberding and Steven R. Spaulding, respectively. No restricted shares were granted to Barry E. Davis, William W. Davis and Joe A. Davis during fiscal year 2010. All performance and restricted shares that we grant are charged against earnings according to FASB ASC 718.

        Retirement and Health Benefits.    Crosstex Energy GP, LLC offers a variety of health and welfare and retirement programs to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of Crosstex Energy GP, LLC. Crosstex Energy GP, LLC maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2010, Crosstex Energy GP, LLC matched 100% of every dollar contributed for contributions of up to 6% of salary (not to exceed the maximum amount permitted by law) made by eligible participants. The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses. Our executive officers are also eligible to participate in any additional retirement and health benefits available to our other employees.

        Perquisites and Other Compensation.    Crosstex Energy GP, LLC generally does not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax and related expenses for membership in an industry related private lunch club (totaling less than $2,500 per year per person).

Employment and Severance Agreements

        Barry E. Davis, William W. Davis, and Joe A. Davis have entered into employment agreements with Crosstex Energy GP, LLC. All of these employment agreements are substantially similar. Each of the employment agreements has a term of one year that will automatically be extended such that the remaining term of the agreements will not be less than one year. The employment agreements include obligations not to disclose confidential information and also provide for a noncompetition period that will continue for one year after the termination of the employee's employment or the date on which the employee is no longer entitled to receive payments under the employment agreement. During the noncompetition period, the employees are generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us.

        Steven R. Spaulding, Michael Garberding and Stan Golemon are participants in the Crosstex Energy Services, L.P. Severance Pay Plan (the "Severance Plan"), which provides substantially similar severance benefits payable to the employee if employment is terminated without cause or in the event of a change in control (as defined in the Severance Plan). Other members of senior management and certain other key leaders participate in the Severance Plan.

Potential Payments Upon a Change of Control or Termination.

        Under the employment and severance agreements with our named executive officers, we may be required to pay certain amounts upon a change of control of us or our affiliates or upon the termination of the executive officer in certain circumstances. Except in the event of our becoming bankrupt or ceasing operations, termination for cause or termination by the employee other than for good reason, or if a change in control occurs during the term of an employee's employment and either party to the agreement terminates the employee's employment as a result thereof, the employment and severance agreements entered into between Crosstex Energy GP, LLC and each of the named executive officers provide for continued salary payments, accrued bonuses and benefits following termination of employment for the one year period following termination. The terms contained in the employment and severance agreements were established at the time we entered into such agreements with our named executive officers. These terms were determined based on past practice and our understanding of similar agreements utilized by public companies generally at the time we entered into such agreements. The determination of the reasonable consequences of a change of control is periodically reviewed by the Committee. For purposes of the employment and severance agreements:

  •
  "Cause" means that:

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

  •
  "Good Reason" includes any of the following:

  •
  the assignment to employee of any duties materially inconsistent with the employee's position (including a materially adverse change in the employee's office, title and reporting requirements), authority, duty or responsibilities;

  •
  Crosstex Energy GP, LLC requiring the employee to be based at any office other than the offices in the greater Dallas, Texas area;

  •
  regarding the severance agreements, any reduction in the employee's base salary; and

  •
  regarding the employment agreements, any termination by Crosstex Energy GP, LLC of the employee's employment other than as expressly permitted by the employment agreement, or a breach or violation by Crosstex Energy GP, LLC of any material provision of the employment agreement, which breach or violation remains unremedied for more than 30 days after written notice thereof is given to Crosstex Energy GP, LLC by the employee.

    No act or failure to act on Crosstex Energy GP, LLC's part shall be considered "good reason" unless the employee has given Crosstex Energy GP, LLC written notice of such act or failure to act within 30 days thereof and Crosstex Energy GP, LLC fails to remedy such act or failure to act within 30 days of its receipt of such notice.

  •
  A "change in control" shall be deemed to have occurred—

  •
  under the employment agreements, (i) if Crosstex Energy, Inc. and/or its affiliates, collectively, no longer directly or indirectly hold a controlling interest in Crosstex Energy GP, L.P. or Crosstex Energy GP, LLC and the named executive officer does not remain employed by Crosstex Energy GP, LLC upon the occurrence of such event (whether the employee's employment is terminated voluntarily or by Crosstex Energy GP, LLC); (ii) upon the consummation of any transaction as a result of which any person (other than Yorktown Partners LLC, or its affiliates including any funds under its management) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of at least 50% of the total voting power represented by the outstanding voting securities of Crosstex Energy, Inc. at a time when Crosstex Energy, Inc. still beneficially owns 50% or more of the voting power of the outstanding equity interests of Crosstex Energy GP, L.P. or Crosstex Energy GP, LLC; or (iii) Crosstex Energy GP, LLC has caused the sale of at least 50% of our assets; or

  •
  under the severance agreements, if (i) a person or group of persons acting together acquire more than 50% of the currently issued and outstanding equity securities of Crosstex Energy Inc. in one transaction or a series of transactions (provided, however, that Crosstex Energy Inc.'s issuance of additional equity securities to a person or persons that, after such issuance, comprise more than 50% of the issued and outstanding equity securities of Crosstex Energy, Inc. is not a "Change in Control"); (ii) individuals who constitute the Board of Directors of Crosstex Energy, Inc. (the "Board") as of the date of the severance agreement (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board (provided, however, that any individual becoming a director subsequent to the date of the agreement whose election by the Board was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an election contest with respect to the election or removal of directors or other solicitation of proxies or consents by or on behalf of a person other than the Board); or (iii) all or substantially all of our assets have been sold, transferred or are otherwise owned by an entity that is not directly or indirectly controlled or governed by Crosstex Energy, Inc.

        If a termination of a named executive officer by Crosstex Energy GP, LLC other than for cause, a termination by a named executive officer for good reason or upon a change in control were to have occurred as of December 31, 2010, our named executive officers would have been entitled to the following:

  •
  Barry E. Davis would have received $435,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year's salary paid at regularly scheduled times), $427,970 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control (less any advance bonus payments previously made), and continued participation in Crosstex Energy GP, LLC's health plans for the remainder of the term of the employment agreement;

  •
  William W. Davis would have received $330,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year's salary paid at regularly scheduled times), $280,315 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control (less any advance bonus payments previously made), and continued participation in Crosstex Energy GP, LLC's health plans for the remainder of the term of the employment agreement;

  •
  Joe A. Davis would have received $300,000 representing base salary for the remainder of the term of the employment agreement (i.e., one year's salary paid at regularly scheduled times), $254,832 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control (less any advance bonus payments previously made), and continued participation in Crosstex Energy GP, LLC's health plans for the remainder of the term of the employment agreement;

  •
  Michael J. Garberding would have received $230,000 representing one year base salary (paid in a lump sum), $106,084 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control (less any advance bonus payments previously made), and an amount equal to his cost under COBRA to extend medical insurance benefits for a period of one year; and

  •
  Steven R. Spaulding would have received $240,000 representing one year base salary (paid in a lump sum), $88,512 representing bonuses earned under any incentive plans in which he is a participant earned up to the date of termination or change in control (less any advance bonus payments previously made), and an amount equal to his cost under COBRA to extend medical insurance benefits for a period of one year.

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

        Crosstex Energy GP, LLC Long-Term Incentive Plan.    Under current policy, if a grantee's employment is terminated for any reason other than death or disability, depending on the particular terms of the agreement in question, a grantee's unit options and restricted units granted under the long-term incentive plan may automatically be forfeited unless, and to the extent, the Committee provides otherwise. A grantee's options and restricted units will generally vest in the event of death or disability. Upon a change in control of us or our general partner, all unit options and restricted units will automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria shall terminate or be deemed to have been achieved at the maximum level.

        For purposes of the long-term incentive plan, a "change in control" means, and shall be deemed to have occurred upon: (i) the consummation of a merger or consolidation of Crosstex Energy GP, LLC with or into another entity or any other transaction if persons who were not holders of equity interests of Crosstex Energy GP, LLC immediately prior to such merger, consolidation or other transaction, own 50% or more of the voting power of the outstanding equity interests of the continuing or surviving entity; (ii) the sale, transfer or other disposition of all or substantially all of Crosstex Energy GP, LLC's or our assets; (iii) a change in the composition of the board of directors as a result of which fewer than 50% of the incumbent directors are directors who either had been directors of Crosstex Energy GP, LLC on the date 12 months prior to the date of the event that may constitute a change in control (the "original directors") or were elected, or nominated for election, to the board of directors of Crosstex Energy GP, LLC with the affirmative votes of at least a majority of the aggregate of the original directors who were still in office at the time of the election or nomination and the directors whose election or nomination was previously so approved; or (iv) the consummation of any transaction as a result of which any person (other than Yorktown Partners LLC, or its affiliates including any funds under its management) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Crosstex Energy, Inc. representing at least 50% of the total voting power represented by Crosstex Energy, Inc.'s then outstanding voting securities at a time when Crosstex Energy, Inc. still beneficially owns more than 50% of securities of Crosstex Energy GP, LLC representing at least 50% of the total voting power represented by Crosstex Energy GP, LLC's then outstanding voting securities.

        If a change in control were to have occurred as of December 31, 2010, unit options and restricted units (because there are no longer any performance units outstanding they have been omitted from this discussion) held by the named executive officers would have automatically vested and become payable or exercisable, as follows:

  •
  Barry E. Davis held 104,167 restricted units that would have become fully vested, payable and/or exercisable as a result of such change in control;

  •
  William W. Davis held 91,667 restricted units that would have become fully vested, payable and/or exercisable as a result of such change in control;.

  •
  Joe A. Davis held 91,667 restricted units that would have become fully vested, payable and/or exercisable as a result of such change in control;

  •
  Michael J. Garberding held 46,919 restricted units that would have become fully vested, payable and/or exercisable as a result of such change in control; and

  •
  Steven R. Spaulding held 25,273 restricted units that would have become fully vested, payable and/or exercisable as a result of such change in control.

        Crosstex Energy, Inc. Long-Term Incentive Plans.    Under current policy, if a grantee's employment is terminated for any reason other than death or disability, depending on the particular terms of the agreement in question, a grantee's options and restricted shares that have been granted may automatically be forfeited unless, and to the extent, the Crosstex Energy, Inc. Compensation Committee provides otherwise. With respect to performance shares, however, in the case of a termination without cause or for good reason, the pro-rata portion of the number of shares that have accrued to the date of termination will vest and become payable to the participant. A grantee's options, restricted shares and performance shares will generally vest in the event of death or disability. Immediately prior to a "change of control" of Crosstex Energy, Inc., all option awards, restricted stock awards and performance shares will automatically vest and become payable or exercisable, as the case may be, in full and all vesting periods will terminate.

        For purposes of the long-term incentive plans, a "change of control" means: (i) the consummation of a merger or consolidation of Crosstex Energy, Inc. with or into another entity or any other transaction, if persons who were not shareholders of Crosstex Energy, Inc. immediately prior to such merger, consolidation or other transaction beneficially own immediately after such merger, consolidation or other transaction 50% or more of the voting power of the outstanding securities of each of (a) the continuing or surviving entity and (b) any direct or indirect parent entity of such continuing or surviving entity; (ii) the sale, transfer or other disposition of all or substantially all of Crosstex Energy, Inc.'s assets; (iii) a change in the composition of the board of directors of Crosstex Energy, Inc. as a result of which fewer than 50% of the incumbent directors are directors who either (a) had been directors of Crosstex Energy, Inc. on the date 12 months prior to the date of the event that may constitute a change of control (the "original directors") or (b) were elected, or nominated for election, to the board of directors of Crosstex Energy, Inc. with the affirmative votes of at least a majority of the aggregate of the original directors who were still in office at the time of the election or nomination and the directors whose election or nomination was previously so approved; or (iv) any transaction as a result of which any person is the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Crosstex Energy, Inc. representing at least 50% of the total voting power represented by Crosstex Energy, Inc.'s then outstanding voting securities.

        If a change in control were to have occurred as of December 31, 2010, options and restricted stock (because there are no longer any performance shares outstanding they have been omitted from this discussion) held by the named executive officers would have automatically vested and become payable or exercisable, and any vesting periods of restricted stock would have terminated, as follows:

  •
  Barry E. Davis held 104,167 shares of restricted stock that would have become fully vested, payable and/or exercisable as a result of such change in control;

  •
  William W. Davis held 91,667 shares of restricted stock that would have become fully vested, payable and/or exercisable as a result of such change in control;

  •
  Joe A. Davis held 91,667 shares of restricted stock that would have become fully vested, payable and/or exercisable as a result of such change in control;

  •
  Michael J. Garberding held 51,156 shares of restricted stock would have become fully vested, payable and/or exercisable as a result of such change in control; and

  •
  Steven R. Spaulding held 30,778 shares of restricted stock would have become fully vested, payable and/or exercisable as a result of such change in control; and

Role of Executive Officers in Executive Compensation.

        The board of directors of Crosstex Energy GP, LLC, upon recommendation of the Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Committee. Barry E. Davis, the Chief Executive Officer, reviews his recommendations regarding the compensation of his leadership team with the Committee, including specific recommendations for each element of compensation for the named executive officers. Barry E. Davis does not make any recommendations regarding his personal compensation.

Tax and Accounting Considerations.

        The equity compensation grant policies of the Crosstex entities have been impacted by the implementation of FASB ACS 718, which we adopted effective January 1, 2006. Under this accounting pronouncement, we are required to value unvested unit options granted prior to our adoption of FASB ACS 718 under the fair value method and expense those amounts in the income statement over the stock option's remaining vesting period. As a result, the Crosstex entities currently intend to discontinue grants of unit option and stock option awards and instead grant restricted unit and restricted stock awards to the named executive officers and other employees. The Crosstex entities have structured the compensation program to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. None of the named executive officers or other employees had non-performance based compensation paid in excess of the $1.0 million tax deduction limit contained in Internal Revenue Code Section 162(m).

Summary Compensation Table

        The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry E. Davis	2010	435,000	427,970	—	—	—	—	71,725	(3)	934,695
President and Chief	2009	435,000	435,000	1,117,712	—	—	—	45,327		2,033,039
Executive Officer	2008	435,000	78,000	1,154,104	—	—	—	356,580		2,023,684
William W. Davis	2010	330,000	280,315	—	—	—	—	63,083	(4)	673,398
Executive Vice President	2009	315,000	315,000	983,587	—	—	—	37,120		1,650,707
and Chief Financial	2008	315,000	147,000	557,137	—	—	—	220,452		1,239,589
Officer
Joe A. Davis	2010	300,000	254,832	—	—	—	—	62,181	(5)	617,013
Executive Vice President	2009	285,000	385,000	983,587	—	—	—	32,370		1,685,957
and General Counsel	2008	285,000	43,000	504,085	—	—	—	234,324		1,066,409
Michael J. Garberding	2010	225,385	106,084	240,157	—	—	—	31,811	(6)	603,437
Senior Vice President	2009	198,000	117,000	312,962	—	—	—	18,274		646,236
Steven R. Spaulding	2010	175,385	88,512	479,541	—	—	—	18,441	(7)	761,879
Senior Vice President

(1)
Bonuses include all payments made under the Annual Cash Bonus Plan and Key Employee Retention Plan. See discussion on page 85.

(2)
The amounts shown represent the grant date fair value of awards computed in accordance with FASB ACS 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards. Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date of the award. With respect to the performance units and shares received during 2008 (see discussion on page 87), the table below shows (i) minimum and maximum possible payouts based upon the grant date fair value of the underlying securities, and (ii) the currently expected payouts at the closing prices as of December 31, 2010 of $14.40 for Crosstex Energy, L.P.'s common units and $8.86 for Crosstex Energy, Inc.'s common shares:

Name	Grant Year	Payout Date	Maximum Payout (at grant date fair value)	Minimum Payout (at grant date fair value)	Expected Payout (at 12/31/10 market value)
Barry E. Davis	2008	3/1/2011	$11,154,116	$1,154,105	$423,931
William W. Davis	2008	3/1/2011	$5,571,538	$557,138	$204,650
Joe A. Davis	2008	3/1/2011	$4,259,968	$504,085	$185,161
(3)
Amount of all other compensation for Mr. Barry Davis includes professional organization and social club dues, a matching 401(k) contribution of $16,500, distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount $41,538 in 2010, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $11,404 in 2010.

(4)
Amount of all other compensation for Mr. William Davis includes professional organization and social club dues, a matching 401(k) contribution of $22,000, distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $30,398 in 2010 and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $8,402 in 2010.

(5)
Amount of all other compensation for Mr. Joe Davis includes professional organization and social club dues, a matching 401(k) contribution of $22,000, distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $29,685 in 2010, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $8,213 in 2010.

(6)
Amount of all other compensation for Mr. Michael Garberding includes a matching 401(k) contribution of $16,500, distributions on restricted units of Crosstex Energy, L.P. in the amount of $11,730 in 2010, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $3,581 in 2010.

(7)
Amount of all other compensation for Mr. Steven R. Spaulding includes a matching 401(k) contribution of $9,969, distributions on restricted units of Crosstex Energy, L.P. in the amount of $6,318 in 2010, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $2,154 in 2010.

Grants of Plan-Based Awards for Fiscal Year 2010 Table

        The following tables provide information concerning each grant of an award made to a named executive officer for fiscal year 2010, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plans.

CROSSTEX ENERGY GP, LLC—GRANTS OF PLAN-BASED AWARDS

Name(1)	Grant Date	Number of Units(2)		Grant Date Fair Value of Unit Awards
Michael J. Garberding	6/15/2010	12,425	(3)	$127,108
Steven R. Spaulding	5/7/2010	25,273	(4)	$254,246

(1)
Messrs. Barry E. Davis, William W. Davis and Joe A. Davis did not receive any awards during 2010.

(2)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted units if made on unrestricted common units during the restriction period unless otherwise forfeited.

(3)
This award vests 33 1/3% on July 1, 2011, 2012 and 2013.

(4)
This award vests 100% on April 12, 2013.

CROSSTEX ENERGY, INC—GRANTS OF PLAN-BASED AWARDS

Name(1)	Grant Date	Number of Shares(2)		Grant Date Fair Value of Unit Awards
Michael J. Garberding	6/15/2010	17,077	(3)	$113,050
Steven R. Spaulding	5/7/2010	30,778	(4)	$225,295

(1)
Messrs. Barry E. Davis, William W. Davis and Joe A. Davis did not receive any awards during 2010.

(2)
These grants include right to receive dividends on restricted shares if made on unrestricted common shares during the restricted period unless otherwise forfeited.

(3)
This award vests 33 1/3% on July 1, 2011, 2012 and 2013.

(4)
This award vests 100% on April 12, 2013.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2010

        The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2010, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plans.

CROSSTEX ENERGY GP, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Barry E. Davis	—	—	—	—	—	104,167	(1)	1,500,005	18,596	(4)	267,782
William W. Davis	—	—	—	—	—	91,667	(1)	1,320,005	8,977	(4)	129,269
Joe A. Davis	—	—	—	—	—	91,667	(1)	1,320,005	8,122	(4)	116,957
Michael J. Garberding	—	—	—	—	—	29,167	(1)	420,005	—		—
						5,327	(5)	76,709
						12,425	(6)	178,920
Steven R. Spaulding	—	—	—	—	—	25,273	(7)	363,931	—		—

(1)
Restricted units vest in three equal installments on January 1, 2011, 2012 and 2013.

(2)
The closing price for the common units was $14.40 as of December 31, 2010.

(3)
Performance units reported at the threshold (minimum) number of units. See discussion on page 87.

(4)
Performance units vest on March 1, 2011.

(5)
Restricted units vest on April 1, 2011.

(6)
Restricted units vest in three equal installments on June 15, 2011, 2012 and 2013.

(7)
Restricted units vest on April 12, 2013.

 CROSSTEX ENERGY, INC.—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Barry E. Davis	—	—	—	—	—	104,167	(1)	922,920	17,624	(4)	156,149
William W. Davis	—	—	—	—	—	91,667	(1)	812,170	8,508	(4)	75,381
Joe A. Davis	—	—	—	—	—	91,667	(1)	812,170	7,698	(4)	68,204
Michael J. Garberding	—	—	—	—	—	29,167	(1)	258,420	—		—
						4,912	(5)	43,520
						17,077	(6)	151,302
Steven R. Spaulding	—	—	—	—	—	30,778	(7)	272,693	—		—

(1)
Restricted shares vest in three equal installments on January 1, 2011, 2012 and 2013.

(2)
The closing price for the common shares was $8.86 as of December 31, 2010.

(3)
Performance shares reported at the threshold (minimum) number of units. See discussion on page 88.

(4)
Performance shares vest on March 1, 2011.

(5)
Restricted shares vest on April 1, 2011.

(6)
Restricted shares vest in three equal installments on January 1, 2012, 2013 and 2014.

(7)
Restricted shares vest on April 12, 2013.

Option Exercises and Units and Shares Vested Table for Fiscal Year 2010

        The following table provides information related to the exercise of options and vesting of restricted units and restricted shares during fiscal year ended 2010.

OPTION EXERCISES AND UNITS AND SHARES VESTED

	Crosstex Energy, L.P. Unit Awards		Crosstex Energy, Inc. Share Awards
Name(1)	Number of Units Acquired on Vesting	Value Realized on Vesting(2)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Barry E. Davis	4,824	$45,732	5,625	$43,481
William W. Davis	2,331	$22,098	2,692	$20,809
Joe A. Davis	1,598	$15,149	1,845	$14,262

(1)
Messrs. Spaulding and Garberding did not have any awards vest in 2010.

(2)
Based on unit price of $9.48 on vesting date.

(3)
Based on share price of $7.73 on vesting date.

Compensation of Directors for Fiscal Year 2010

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Rhys J. Best	160,333	309,246	2,485	472,064
Leldon E. Echols	63,375	37,504	932	101,811
Bryan H. Lawrence	—	—	—	—
Sheldon B. Lubar	52,710	37,504	932	91,146
Cecil E. Martin	67,437	37,504	932	105,873
Kyle D. Vann	84,000	74,997	1,864	160,861
D. Dwight Scott	140,004	—	—	140,004

(1)
Messrs. Best, Echols, Lubar, Martin and Vann were granted awards of restricted units of Crosstex Energy, L.P. on May 7, 2010 with a fair market value of $10.06 per unit and that will vest on May 7, 2011 in the following amounts, respectively: 9,940, 3,728, 3,728, 3,728, and 7,455. On November 10, 2010 Mr. Best was granted an award of 15,000 units of Crosstex Energy, L.P. with a fair market value of $13.95 per unit that vested immediately. The amounts shown represent the grant date fair value of awards computed in accordance with FASB ACS 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards. At December 31, 2010 Messrs. Best, Echols, Lubar, Martin and Vann held aggregate outstanding restricted unit awards, in the following amounts, respectively: 9,940, 3,728, 3,728, 3,728, and 7,455. Mr. Lawrence and Mr. Scott held no outstanding restricted unit awards at December 31, 2010.

(2)
Other Compensation is comprised of distributions on restricted units.

        Each director of Crosstex Energy GP, LLC who is not an employee of Crosstex Energy GP, LLC (other than Mr. Lawrence) is paid an annual retainer fee of $50,000, except for Mr. Best who, as Chairman, is paid an annual retainer fee of $137,000 and Mr. Scott who receives an annual retainer fee of $125,000 (and does not receive any equity related compensation). Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting, but are paid $1,500 for each additional meeting that they attend. Also, an attendance fee of $1,500 is paid to each director for each committee meeting that is attended, other than the Audit Committee, which pays a fee of $3,000 per meeting. The respective Chairs of each committee receive the following annual fees: Audit—$7,500, Compensation—$7,500, Governance—$5,000, Finance—$5,000, and Conflicts—$2,500. Directors are also reimbursed for related out-of-pocket expenses. Barry E. Davis, as an executive officer of Crosstex Energy GP, LLC, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. For directors that serve on both the boards of Crosstex Energy GP, LLC and Crosstex Energy, Inc., the above listed fees are generally allocated 75% to us and 25% to Crosstex Energy, Inc., except in the case for service on the Audit Committee, where the Chair is paid a separate fee for each entity and meeting fees are split 50% to each entity. The Governance Committee annually reviews and makes recommendations to the Board of Directors regarding the compensation of the directors. Mr. Lawrence received no compensation in 2010. See related party transactions for a discussion of compensation for Mr. Scott.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended 2010, the Committee was composed of Cecil E. Martin, Rhys J. Best and D. Dwight Scott (as of November 4, 2010). No member of the Committee during fiscal 2010 was a current or former officer or employee of Crosstex Energy GP, LLC or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the SEC. None of Crosstex Energy GP, LLC's executive officers served on the board of directors or the compensation committee of any other entity, for which any officers of such other entity served either on Crosstex Energy GP, LLC's Board of Directors or the Committee.

        The Compensation Committee of Crosstex Energy GP, LLC held 6 meetings during fiscal year 2010. Each member attended 100% of the meetings.

Board Leadership Structure and Risk Oversight

        The Board of Directors of Crosstex Energy GP, LLC has no policy that requires that the positions of the Chairman of the Board and the Chief Executive Officer be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the current business environment and any specific challenges facing the business and the composition, skills, and experience of the board and its members. At this time, positions of Chairman of the Board and the Chief Executive Officer of Crosstex Energy GP, LLC are not held by the same individual. Rhys J. Best serves as the Chairman of the Board and Barry E. Davis serves as the President and Chief Executive Officer. The Board of Directors believes this is the most appropriate structure for the Partnership at this time because it makes the best use of Mr. Best's skills and experience, including his prior service as the Chief Executive Officer of a large public company, while enhancing Mr. Davis' ability to lead decisively and communicate our message and strategy clearly and consistently to our unitholders, employees and customers.

        The Board of Directors is responsible for risk oversight. Management has implemented internal processes to identify and evaluate the risks inherent in the Company's business, and to assess the mitigation of those risks. The Audit Committee has reviewed the risk assessments with management and provided reports to the Board regarding the internal risk assessment processes, the risks identified, and the mitigation strategies planned or in place to address the risks in the business. The Board and the Audit Committee each provide insight into the issues, based on the experience of their members, and provide constructive challenges to management's assumptions and assertions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Crosstex Energy, L.P. Ownership

        The following table shows the beneficial ownership of units of Crosstex Energy, L.P. as of February 11, 2011, held by:

  •
  each person who beneficially owns 5% or more of any class of units then outstanding;

  •
  all the directors of Crosstex Energy GP, LLC;

  •
  each named executive officer of Crosstex Energy GP, LLC; and

  •
  all the directors and executive officers of Crosstex Energy GP, LLC as a group.

        Percentages reflected in the table are based upon a total of 50,498,456 common units and 14,705,882 Series A Convertible Preferred units as of February 11, 2011.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Convertible Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Total Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Crosstex Energy, Inc.	16,414,830	32.51%	—	—	16,414,830	25.17%
GSO Crosstex Holdings LLC(2)	1,002,800	1.99%	14,705,882	100.00%	15,708,682	24.09%
Kayne Anderson Capital Advisors, L.P.(3)	3,874,058	7.67%	—	—	3,874,058	5.94%
Swank Capital, L.L.C.(4)	3,109,200	6.16%	—	—	3,109,200	4.77%
Barry E. Davis(5)	295,605	*	—	—	295,605	*
William W. Davis(5)	58,772	*	—	—	58,772	*
Joe A. Davis(5)	51,245	*	—	—	51,245	*
Stan Golemon(5)	11,521	*	—	—	11,521	*
Michael J. Garberding(5)	5,866	*	—	—	5,866	*
Steven R. Spaulding	—	—	—	—	—	—
Rhys J. Best	85,885	*	—	—	85,885	*
Leldon E. Echols(5)	11,109	*	—	—	11,109	*
Bryan H. Lawrence(5)	—	—	—	—	—	—
Sheldon B. Lubar(5)(6)	368,048	*	—	—	368,048	*
Cecil E. Martin(5)	34,519	*	—	—	34,519	*
D. Dwight Scott	—	—	—	—	—	—
Kyle D. Vann	59,218	*	—	—	59,218	*
All directors and executive officers as a group (13 persons)	981,788	1.94%	—	—	981,788	1.51%

*
Less than 1%

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for GSO Crosstex Holdings LLC, which is 280 Park Avenue, 11th Floor, New York, NY 10017; Kayne Anderson Capital Advisors, L.P., which is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067; Swank Capital, L.L.C., which is 8127 Preston Rd., Suite 440, Dallas, Texas 75225; and Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022.

(2)
As reported on Schedule 13D and Form 4 filed with the SEC in joint filings with Blackstone / GSO Capital Solutions Fund LP, Blackstone / GSO Capital Solutions Associates LLC,

  Bennett J. Goodman, J. Albert Smith III, Douglas I. Ostrover, GSO Holdings I LLC, Blackstone Holdings I L.P., Blackstone Holdings I/II GP Inc., The Blackstone Group L.P., Blackstone Group Management L.L.C., Stephen A. Schwarzman, GSO Capital Partners LP, GSO Advisor Holdings L.L.C., GSO Special Situation Fund LP, and GSO Special Situations Overseas Master Fund Ltd.

(3)
As reported on Schedule 13G filed with the SEC in a joint filing with Richard A. Kayne. Such persons report shared voting and dispositive power with respect to the units.

(4)
As reported on Schedule 13G filed with the SEC in a joint filing with Swank Energy Income Advisors, LP, and Jerry V. Swank. Such persons report shared voting and dispositive power with respect to the units.

(5)
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

Crosstex Energy, Inc. Ownership

        The following table shows the beneficial ownership of Crosstex Energy, Inc. as of February 11, 2011, held by:

  •
  each person who beneficially owns 5% or more of the stock then outstanding;

  •
  all the directors of Crosstex Energy Inc.;

  •
  each named executive officer of Crosstex Energy Inc.; and

  •
  all the directors and executive officers of Crosstex Energy Inc. as a group.

        Percentages reflected in the table below are based on a total of 47,125,823 shares of common stock outstanding as of February 11, 2011.

Name of Beneficial Owner(1)	Shares of Common Stock	Percent
Harbinger Capital Partners LLC(2)	4,500,000	9.55%
Dimensional Fund Advisors LP(3)	3,022,700	6.41%
BlackRock, Inc.(3)	2,664,932	5.65%
Lubar Nominees(4)	1,992,962	4.23%
Lubar Equity Fund, LLC(4)	535,471	1.14%
Barry E. Davis	1,635,043	3.47%
William W. Davis	198,723	*
Joe A. Davis	65,527	*
Stan Goleman	10,215	*
Michael J. Garberding	6,178	*
Steven R. Spaulding	—	—
James C. Crain(5)	28,705	*
Leldon E. Echols	10,603	*
Bryan H. Lawrence	1,720,267	3.65%
Sheldon B. Lubar(4)	24,518	*
Cecil E. Martin	10,603	*
Robert F. Murchison(6)	250,557	*
All directors and executive officers as group (12 persons)	6,489,372	13.77%

*
Less than 1%.

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for BlackRock, Inc. which is 40 East 52nd Street, New York, New York 10022; Harbinger Capital Partners LLC which is 450 Park Avenue, 30th Floor, New York, New York 10022; Dimensional Fund Advisors LP which is Palisades West, Bldg. One, 6300 Bee Cave Road, Austin, Texas 78746; and Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022.

(2)
As reported on schedule 13D filed with the SEC in a joint filing with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Holdings, LLC, and Phillip Falcone. Such persons report shared voting and dispositive power with respect to the shares.

(3)
As reported on Schedule 13G filed with the SEC.

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

Beneficial Ownership of General Partner Interest

        Crosstex Energy GP, LLC owns all of our 2% general partner interest and all of our incentive distribution rights. Crosstex Energy GP, LLC is 100% owned by Crosstex Energy, Inc.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders(1)	1,741,974(2)	$6.58(3)	1,355,135
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

(1)
Our Amended and Restated Long-Term Incentive Plan was approved by our unitholders in May 2009 for the benefit of our officers, employees and directors. See Item 11, "Executive Compensation—Compensation Discussion and Analysis." The plan, as amended, provides for issuance of a total of 5,600,000 common unit options and restricted units.

(2)
The number of securities includes (i) 1,047,374 restricted units that have been granted under our long-term incentive plan that have not vested, and (ii) 83,289 performance units which could result in grants of restricted units in the future.

(3)
The exercise prices for outstanding options under the plan as of December 31, 2010 range from $3.11 to $37.31 per unit.

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

        Our general partner owns a 2.0% general partner interest in us and all of our incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13.0% of amounts we distribute in excess of $0.25 per unit, 23.0% of the amounts we distribute in excess of $0.3125 per unit and 48.0% of amounts we distribute in excess of $0.375 per unit.

Relationship with Crosstex Energy, Inc.

        General.    Crosstex Energy, Inc. ("CEI") owns 16,414,830 common units, representing approximately 25.0% limited partnership interest in us as of December 31, 2010. Our general partner owns a 2.0% general partner interest in us and the incentive distribution rights. Our general partner's ability, as general partner, to manage and operate Crosstex Energy, L.P. and CEI's ownership in us effectively gives our general partner the ability to veto some of our actions and to control our management. CEI pays us for administrative and compensation costs that we incur on its behalf. During 2010, this fee was approximately $0.07 million per month.

        Omnibus Agreement.    Concurrent with the closing of our initial public offering, we entered into an agreement with CEI and our general partner that governs potential competition among us and the other parties to the agreement. CEI agreed, for so long as our general partner or any affiliate of CEI is a general partner of our Partnership, not to engage in the business of gathering, transmitting, treating, processing, storing and marketing of natural gas and the transportation, fractionation, storing and marketing of NGLs unless it first offers us the opportunity to engage in this activity or acquire this business, and the board of directors of our general partner, with the concurrence of its conflicts committee, elects to cause us not to pursue such opportunity or acquisition. In addition, CEI has the ability to purchase a business that has a competing natural gas gathering, transmitting, treating, processing and producer services business if the competing business does not represent the majority in value of the business to be acquired and CEI offers us the opportunity to purchase the competing operations following their acquisition. Except as provided above, CEI and its controlled affiliates are not prohibited from engaging in activities in which they compete directly with us.

Related Party Transactions

        Reimbursement of Costs by CEI.    CEI paid us $0.8 million, $0.8 million and $0.7 million during the years ended December 31, 2010, 2009, and 2008, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for CEI provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to CEI for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse us for additional support costs, including, but not limited to, consideration for rent, office support and information service support.

        GSO Crosstex Holdings LLC.    GSO Crosstex Holdings LLC owns 14,705,882 Series A Convertible Preferred Units representing limited partner interests, representing approximately 22% limited partnership interest in us as of January 31, 2011. In connection with the sale of the Series A Convertible Preferred Units to GSO Crosstex Holdings LLC, we entered into a Board Representation Agreement by and among our general partner, CEI and GSO Crosstex Holdings LLC. Pursuant to the Board Representation Agreement, each of the Crosstex entities agreed to take all actions necessary or advisable to cause one director serving on the Board to be designated by GSO Crosstex Holdings LLC, in its sole discretion. Such designation right will terminate upon the earliest to occur of (i) GSO Crosstex Holdings LLC and its affiliates holding a number of Series A preferred units and common units issued on conversion of the Series A preferred units that is less than twenty-five percent (25%) of the number of Series A preferred units initially issued to GSO Crosstex Holdings LLC, (ii) such time as the sum of (A) the number of common units into which the Series A preferred units collectively held by GSO Crosstex Holdings LLC and its affiliates are convertible and (B) the number of the common units issuable upon conversion of the Series A preferred units which are then collectively held by GSO Crosstex Holdings LLC and its affiliates represent less than ten percent (10%) of the common units then outstanding and (iii) GSO Crosstex Holdings LLC ceasing to be an affiliate of The Blackstone Group L.P. GSO Crosstex Holdings LLC has selected D. Dwight Scott to serve as a director. GSO Crosstex Holdings LLC (or its affiliates) requires that any compensation due to Mr. Scott be paid directly to GSO Crosstex Holdings LLC (or its designee). As a result, we will pay GSO Crosstex Holdings LLC (or its designee) all cash compensation (and the cash value at the date of grant of any equity compensation) otherwise payable to Mr. Scott for his service as a director in accordance with our director compensation policies in place from time to time.

        Approval and Review of Related Party Transactions.    If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of Crosstex Energy GP, LLC or our senior management, as appropriate. If the board of directors is involved in the approval process, it determines whether it is advisable to refer the matter to the Conflicts Committee, as constituted under the limited partnership agreement of Crosstex

Energy, L.P. The Conflicts Committee operates pursuant to its written charter and our partnership agreement. If a matter is referred to the Conflicts Committee, the Conflicts Committee obtains information regarding the proposed transaction from management and determines whether it is advisable to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the committee retains such counsel or financial advisor, it considers the advice and, in the case of a financial advisor, such advisor's opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Director Independence

        See "Item 10. Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services

Audit Fees

        The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended December 31, 2010 and December 31, 2009, review of our internal control procedures for the fiscal year ended December 31, 2010 and December 31, 2009, and the reviews of the financial statements included in our Quarterly Reports on Forms 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years was $1.3 million and $1.2 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

        KPMG did not perform any assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 that were not included in the audit fees listed above.

Tax Fees

        The fee for services rendered by KPMG for tax compliance, tax advice and tax planning for the year ended December 31, 2010 was $0.01 million. We did not incur any fees by KPMG for tax compliance, tax advise and tax planning for the year ended December 31, 2009.

All Other Fees

        KPMG did not render services to us, other than those services covered in the section captioned "Audit Fees" for the fiscal years ended December 31, 2010 and December 31, 2009.

Audit Committee Approval of Audit and Non-Audit Services

        All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. In 2011, the Audit Committee has not pre-approved the use of KPMG for any non-audit related services. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between Audit Committee meetings; provided that the additional services do not affect KPMG's independence under applicable Securities and Exchange Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Financial Statements and Schedules

(1)
See the Index to Financial Statements on page F-1.

(2)
See Schedule II—Valuation and Qualifying Accounts on page F-54.

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

Number			Description
3.6		—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).
3.7		—
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
3.10		—
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
Crosstex Energy, Inc. Amended and Restated Long-Term Incentive Plan effective as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006, file No. 000-50536).
10.2	†	—
Crosstex Energy GP, LLC Amended and Restated Long-Term Incentive Plan, dated March 17, 2009 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, file No. 000-50067).
10.3	†	—
Crosstex Energy, Inc. 2009 Long-Term Incentive Plan, effective March 17, 2009 (incorporated by reference to Exhibit 10.3 to Crosstex Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, file No. 000-50536).
10.4		—
Omnibus Agreement, dated December 17, 2002, among Crosstex Energy, L.P. and certain other parties (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10.5	†	—	Form of Employment Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).

Number			Description
10.6	†	—	Form of Severance Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50067).
10.7	†	—	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007, file No. 000-50067).
10.8	†	—	Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50067).
10.9	†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to Crosstex Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50536).
10.10	†	—
Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007, file No. 000-50536).
10.11	†	—	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Crosstex Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, file No. 000-50536).
10.12		—
Board Representation Agreement, dated as of January 19, 2010, by and among Crosstex Energy GP, LLC, Crosstex Energy GP, L.P., Crosstex Energy, L.P., Crosstex Energy, Inc. and GSO Crosstex Holdings LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010, file No. 000-50067).
10.13		—
Purchase Agreement, dated as of February 3, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 3, 2010, filed with the Commission on February 5, 2010, file No. 000-50067).
10.14		—
Series A Convertible Preferred Unit Purchase Agreement, dated as of January 6, 2010, by and between Crosstex Energy, LP. and GSO Crosstex Holding LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated January 6, 2010, filed with the Commission on February 11, 2010, file No. 000-50067).
10.15		—
Amended and Restated Credit Agreement, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2010, filed with the Commission on February 16, 2010, file No. 000-50067).
12.1	*	—	Ratio of Earnings to Fixed Charges.
21.1	*	—	List of Subsidiaries.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.

Number			Description
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*
Filed herewith.

**
In accordance with the instruction on item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibits 2.1 and 2.2 are not filed herewith. The agreements identify such exhibits and schedules, including the general nature of their content. We undertake to provide such exhibits and schedules, including the general nature of their content. We undertake to provide such exhibits and schedules to the Commission upon request.

†
As required by Item 15(a)(3), this Exhibit is identified as a compensatory benefit plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25 day of February 2011.

CROSSTEX ENERGY, L.P.
By:	Crosstex Energy GP, LLC, its general partner
By:	/s/ BARRY E. DAVIS Barry E. Davis, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities with Crosstex Energy GP, LLC, general partner of the Registrant, indicated.

Signature	Title	Date

/s/ BARRY E. DAVIS Barry E. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ RHYS J. BEST Rhys J. Best	Chairman of the Board	February 25, 2011
/s/ LELDON E. ECHOLS Leldon E. Echols	Director	February 25, 2011
/s/ BRYAN H. LAWRENCE Bryan H. Lawrence	Director	February 25, 2011
/s/ SHELDON B. LUBAR Sheldon B. Lubar	Director	February 25, 2011
/s/ CECIL E. MARTIN Cecil E. Martin	Director	February 25, 2011
/s/ D. DWIGHT SCOTT D. Dwight Scott	Director	February 25, 2011
/s/ KYLE D. VANN Kyle D. Vann	Director	February 25, 2011
/s/ WILLIAM W. DAVIS William W. Davis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

MANAGEMENT'S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Crosstex Energy GP, LLC is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for Crosstex Energy, L.P. (the "Partnership"). As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of Crosstex Energy GP, LLC's principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

        The Partnership's internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Partnership's transactions and dispositions of the Partnership's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorization of the Crosstex Energy GP, LLC's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of the Partnership's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Partnership's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2010, the Partnership's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements included in this report, has issued an attestation report on the Partnership's internal control over financial reporting, a copy of which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Partners
Crosstex Energy, L.P.:

        We have audited the accompanying consolidated balance sheets of Crosstex Energy, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crosstex Energy, L.P. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

                      /s/ KPMG LLP

Dallas, Texas
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Partners
Crosstex Energy, L.P.:

        We have audited Crosstex Energy, L.P. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Dallas, Texas
February 25, 2011

CROSSTEX ENERGY, L.P.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$17,697	$779
Accounts receivable:
Trade, net of allowance for bad debts of $163 and $410, respectively	16,217	27,434
Accrued revenues	190,726	180,221
Imbalances	2,920	6,020
Other	156	1,084
Fair value of derivative assets	5,523	9,112
Natural gas and natural gas liquids, prepaid expenses and other	9,741	14,692

Total current assets	242,980	239,342

Property and equipment:
Transmission assets	383,651	382,965
Gathering systems	623,451	605,981
Gas plants	461,865	457,139
Other property and equipment	54,743	78,988
Construction in process	20,709	12,693

Total property and equipment	1,544,419	1,537,766
Accumulated depreciation	(329,315)	(258,706)

Total property and equipment, net	1,215,104	1,279,060

Fair value of derivative assets	1,169	5,665
Intangible assets, net of accumulated amortization of $151,735 and $115,813, respectively	498,975	534,897
Other assets, net	26,712	10,217

Total assets	$1,984,940	$2,069,181

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Drafts payable	151	5,214
Accounts payable	15,988	17,977
Accrued gas purchases	160,909	150,816
Accrued imbalances payable	1,889	5,702
Fair value of derivative liabilities	7,980	30,337
Current portion of long-term debt	7,058	28,602
Other current liabilities	66,645	51,014

Total current liabilities	260,620	289,662

Long-term debt	711,512	845,100
Other long-term liabilities	26,879	20,797
Deferred tax liability	7,837	8,234
Fair value of derivative liabilities	1,156	12,106
Commitments and contingencies	—	—
Partners' equity:
Common unitholders (50,254,875 and 49,163,293 units issued and outstanding at December 31, 2010 and 2009, respectively)	807,020	873,858
Preferred unitholders (14,705,882 units issued and outstanding at December 31, 2010)	146,888	—
General partner interest (2% interest with 1,325,730 and 1,003,333 equivalent units outstanding at December 31, 2010 and 2009, respectively)	20,979	18,860
Non-controlling interest	2,908	3,234
Accumulated other comprehensive loss	(859)	(2,670)

Total partners' equity	976,936	893,282

Total liabilities and partners' equity	$1,984,940	$2,069,181

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Years ended December 31,
	2010	2009	2008
	(In thousands, except per unit data)
Revenues:
Midstream	$1,792,676	$1,583,551	$3,558,213

Total revenues	1,792,676	1,583,551	3,558,213

Operating costs and expenses:
Purchased gas and NGLs	1,454,376	1,272,329	3,250,427
Operating expenses	105,060	110,394	125,754
General and administrative	48,414	59,854	68,864
Gain on sale of property	(13,881)	(666)	(947)
(Gain) loss on derivatives	9,100	(2,994)	(8,619)
Impairments	1,311	2,894	29,373
Depreciation and amortization	111,551	119,088	107,521

Total operating costs and expenses	1,715,931	1,560,899	3,572,373

Operating income (loss)	76,745	22,652	(14,160)
Other income (expense):
Interest expense, net of interest income	(87,035)	(95,078)	(74,971)
Loss on extinguishment of debt	(14,713)	(4,669)	—
Other income	295	1,400	27,770

Total other income (expense)	(101,453)	(98,347)	(47,201)

Loss from continuing operations before non-controlling interest and income taxes	(24,708)	(75,695)	(61,361)
Income tax provision	(1,121)	(1,790)	(2,369)

Loss from continuing operations before discontinued operations	(25,829)	(77,485)	(63,730)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(1,796)	25,007
Gain on sale of discontinued operations, net of tax	—	183,747	49,805

Discontinued operations, net of tax	—	181,951	74,812

Net income (loss)	$(25,829)	$104,466	$11,082
Less: Net income from continuing operations attributable to the non-controlling interest	19	60	311

Net income (loss) attributable to Crosstex Energy, L.P.	$(25,848)	$104,406	$10,771

Preferred interest in net income attributable to Crosstex Energy, L.P.	$13,750	$—	$—

Beneficial conversion feature attributable to preferred units	$22,279	$—	$—

General partner interest in net income (loss)	$(4,371)	$(819)	$26,415

Limited partners' interest in net income (loss)	$(57,506)	$105,225	$(15,644)

Net income (loss) per limited partners' unit:
Basic common unit	$(1.12)	$1.44	$(3.19)

Diluted common unit	$(1.12)	$1.40	$(3.19)

Basic and diluted senior subordinated series C unit (see Note 7(c))	$—	$—	$9.44

Basic and diluted senior subordinated series D unit (see Note 7(d))	$—	$8.85	$—

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners' Equity

Years ended December 31, 2010, 2009 and 2008

					Subordinated Units		Sr. Subordinated C Units		Sr. Subordinated D Units		General Partner Interest
	Common Units		Preferred Units
													Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest
	$	Units	$	Units	$	Units	$	Units	$	Units	$	Units			Total
	(In thousands)
Balance, December 31, 2007	$337,171	23,868	$—	—	$(14,679)	4,668	$359,319	12,830	$99,942	3,875	$24,551	923	$(21,478)	$3,815	$788,641
Issuance of common units	99,888	3,333	—	—	—	—	—	—	—	—	—	—	—	—	99,888
Proceeds from exercise of unit options	850	57	—	—	—	—	—	—	—	—	—	—	—	—	850
Conversion of subordinated units	341,816	17,498	—	—	17,503	(4,668)	(359,319)	(12,830)	—	—	—	—	—	—	—
Conversion of restricted units for common units, net of units withheld for taxes	(1,536)	153	—	—	—	—	—	—	—	—	—	—	—	—	(1,536)
Capital contributions	—	—	—	—	—	—	—	—	—	—	2,193	73	—	109	2,302
Stock-based compensation	6,337	—	—	—	109	—	—	—	—	—	4,797	—	—	—	11,243
Distributions	(94,404)	—	—	—	(2,847)	—	—	—	—	—	(41,151)	—	—	—	(138,402)
Net income (loss)	(15,558)	—	—	—	(86)	—	—	—	—	—	26,415	—	—	311	11,082
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	—	—	20,840	—	20,840
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	3,748	—	3,748
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(725)	(725)

Balance, December 31, 2008	674,564	44,909	—	—	—	—	—	—	99,942	3,875	16,805	996	3,110	3,510	797,931
Issuance of common units
Proceeds from exercise of unit options	67	2	—	—	—	—	—	—	—	—	—	—	—	—	67
Conversion of subordinated units	99,942	4,069	—	—	—	—	—	—	(99,942)	(3,875)	—	—	—	—	—
Conversion of restricted units for common units, net of units withheld for taxes	(232)	183	—	—	—	—	—	—	—	—	—	—	—	—	(232)
Capital contributions	—	—	—	—	—	—	—	—	—	—	21	7	—	—	21
Stock-based compensation	5,660	—	—	—	—	—	—	—	—	—	3,082	—	—	—	8,742
Distributions	(11,368)	—	—	—	—	—	—	—	—	—	(229)	—	—	—	(11,597)
Net income (loss)	105,225	—	—	—	—	—	—	—	—	—	(819)	—	—	60	104,466
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	—	—	(2,412)	—	(2,412)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(3,368)	—	(3,368)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(336)	(336)

Balance, December 31, 2009	873,858	49,163	—	—	—	—	—	—	—	—	18,860	1,003	(2,670)	3,234	893,282
Issuance of preferred units	—	—	120,785	14,706	—	—	—	—	—	—	—	—	—	—	120,785
Beneficial conversion feature attributable to preferred units	(22,279)	—	22,279	—	—	—	—	—	—	—	—	—	—	—	—
Proceeds from exercise of unit options	890	199	—	—	—	—	—	—	—	—	—	—	—	—	890
Conversion of restricted units for common units, net of units withheld for taxes	(2,659)	893	—	—	—	—	—	—	—	—	—	—	—	—	(2,659)
Capital contributions	—	—	—	—	—	—	—	—	—	—	2,807	322	—	—	2,807
Stock-based compensation	5,262	—	—	—	—	—	—	—	—	—	4,014	—	—	—	9,276
Distributions	(12,825)	—	(9,926)	—	—	—	—	—	—	—	(331)	—	—	—	(23,082)
Net income (loss)	(35,227)	—	13,750	—	—	—	—	—	—	—	(4,371)	—	—	19	(25,829)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	—	—	—	—	2,085	—	2,085
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(274)	—	(274)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(345)	(345)

Balance December 31, 2010	$807,020	50,255	$146,888	14,706	$—	—	$—	—	$—	—	$20,979	1,325	$(859)	$2,908	$976,936

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net income (loss)	$(25,829)	$104,466	$11,082
Hedging gains or losses reclassified to earnings	2,085	(2,412)	20,840
Adjustment in fair value of derivatives	(274)	(3,368)	3,748

Comprehensive income (loss)	(24,018)	98,686	35,670
Comprehensive income attributable to non-controlling interest	19	60	311

Comprehensive income (loss) attributable to Crosstex Energy, L.P.	$(24,037)	$98,626	$35,359

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(25,829)	$104,466	$11,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	111,551	129,737	132,899
Non-cash stock-based compensation	9,276	8,742	11,243
Gain on sale of property	(13,881)	(184,412)	(51,325)
Impairments	1,311	2,894	30,436
Deferred tax (benefit) expense	(396)	(468)	172
Derivatives mark to market interest rate settlement	(24,160)	—	—
Non-cash portion of derivatives loss	1,136	2,184	23,510
Non-cash portion of loss on debt extinguishment	5,396	4,669	—
Interest paid-in-kind	(11,558)	10,134	—
Amortization of debt issue costs	6,680	11,812	2,854
Amortization of discount on notes	1,686	—	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	4,653	128,083	156,248
Natural gas and natural gas liquids, prepaid expenses and other	2,576	(5,288)	5,176
Accounts payable, accrued gas purchases and other accrued liabilities	18,908	(131,563)	(148,545)
Fair value of derivatives	(162)	(12)	—

Net cash provided by operating activities	87,187	80,978	173,750

Cash flows from investing activities:
Additions to property and equipment	(48,191)	(101,370)	(275,590)
Insurance recoveries on property and equipment	2,599	12,458	—
Acquisitions and asset purchases	—	(35,142)	—
Proceeds from sale of property	60,230	503,928	88,780

Net cash provided (used) in investing activities	14,638	379,874	(186,810)

Cash flows from financing activities:
Proceeds from borrowings	997,412	632,807	1,743,580
Payments on borrowings	(1,144,706)	(1,050,389)	(1,702,992)
Proceeds from capital lease obligations	—	1,695	28,010
Payments on capital lease obligations	(2,385)	(2,414)	(4,101)
Decrease in drafts payable	(5,063)	(16,300)	(7,417)
Debt refinancing costs	(28,561)	(15,031)	(4,903)
Conversion of restricted units, net of units withheld for taxes	(2,659)	(232)	(1,536)
Distributions to non-controlling interest	(345)	(336)	(725)
Distribution to partners	(23,082)	(11,597)	(138,402)
Proceeds from issuance of preferred units	120,785	—	—
Proceeds from exercise of unit options	890	67	850
Net proceeds from common unit offerings	—	—	99,888
Contributions from partners	2,807	21	2,193
Contributions from non-controlling interest	—	—	109

Net cash provided (used) by financing activities	(84,907)	(461,709)	14,554

Net increase (decrease) in cash and cash equivalents	16,918	(857)	1,494
Cash and cash equivalents, beginning of period	779	1,636	142

Cash and cash equivalents, end of period	$17,697	$779	$1,636

Cash paid for interest	$66,081	$91,454	$76,291
Cash paid for income taxes	$1,688	$1,376	$1,371

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

  (b) Partnership Ownership

        Crosstex Energy GP, LLC, the general partner of the Partnership, is a direct wholly-owned subsidiary of Crosstex Energy, Inc. (CEI). As of December 31, 2010, CEI owns 16,414,830 common units in the Partnership through its wholly-owned subsidiaries. As of December 31, 2010, CEI owned 25.0% of the limited partner interests (including common and preferred interests) in the Partnership and its 2.0% of the general partner's interest.

  (c) Basis of Presentation

        The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Partnership and its wholly-owned subsidiaries. In accordance with FASB ASC 810-10-05-8, the Partnership consolidates its joint venture interest in Crosstex DC Gathering, J.V. (CDC) as discussed more fully in Note 2(c). The consolidated operations are hereafter referred to herein collectively as the "Partnership." All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the consolidated financial statements for the prior years to conform to the current presentation.

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

  (c) Natural Gas and Natural Gas Liquids Inventory

        The Partnership's inventories of products consist of natural gas and NGLs. The Partnership reports these assets at the lower of cost or market.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(2) Significant Accounting Policies (Continued)

  (d) Property, Plant, and Equipment

        Property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, NGL pipelines, natural gas processing plants and NGL fractionation plants. Gas required to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Other property and equipment is primarily comprised of computer software and equipment, furniture, fixtures, leasehold improvements and office equipment. Property, plant and equipment are recorded at cost. Repairs and maintenance are charged against income when incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. Interest costs are capitalized to property, plant and equipment during the period the assets are undergoing preparation for intended use. Interest costs totaling $0.1 million, $1.1 million and $2.7 million were capitalized for the years ended December 31, 2010, 2009 and 2008, respectively.

        Depreciation is provided using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 30 years
Gathering systems	15 - 20 years
Gas processing plants	20 years
Other property and equipment	3 - 15 years

        Depreciation expense of $75.7 million, $82.4 million and $76.1 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation expense also includes the amortization of assets classified as capital lease assets. During the fourth quarter of 2009, we reviewed the estimated useful lives and salvage values of our assets in light of the capital improvements made to our assets over the past years. As a result of this review, we extended the depreciable lives on some of our transmission assets, gathering systems and gas processing plants by five years.

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

        When determining whether impairment of one of our long-lived assets has occurred, the Partnership must estimate the undiscounted cash flows attributable to the asset. The Partnership's estimate of cash flows is based on assumptions regarding the purchase and resale margins on natural gas, volume of gas available to the asset, markets available to the asset, operating expenses, and future natural gas prices and NGL product prices. The amount of availability of gas to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas prices. Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

        The Partnership recorded impairments to long-lived assets of $1.3 million, $2.9 million and $29.4 million during the years ending December 31, 2010, 2009 and 2008, respectively. See Note 3(c) for further details on the long-lived assets impaired.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(2) Significant Accounting Policies (Continued)

  (e) Intangibles

        Intangible assets consist of customer relationships and the value of the dedicated and non-dedicated acreage attributable to pipeline, gathering and processing systems. Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from three to 15 years. The intangible assets associated with dedicated and non-dedicated acreage attributable to pipeline, gathering and processing systems are being amortized using the units of throughput method of amortization.

        The following table represents the Partnership's total purchased intangible assets at years ended December 31, 2010 and 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2010
Customer relationships	$255,058	$(86,524)	$168,534
Dedicated and non-dedicated acreage	395,652	(65,211)	330,441

Total	$650,710	$(151,735)	$498,975

2009
Customer relationships	$255,058	$(71,288)	$183,770
Dedicated and non-dedicated acreage	395,652	(44,525)	351,127

Total	$650,710	$(115,813)	$534,897

        The weighted average amortization period for intangible assets is 18.0 years. Amortization expense for intangibles was approximately $35.9 million, $36.6 million and $31.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table summarizes the Partnership's estimated aggregate amortization expense for the next five years (in thousands):

2011	$43,738
2012	46,191
2013	43,073
2014	41,764
2015	41,266
Thereafter	282,943

Total	$498,975

  (f) Investment in Limited Partnership

        The Partnership owns a majority interest in Crosstex Denton County Joint Venture (CDC) and consolidates its investment in CDC pursuant to FASB ASC 810-10-05-8. The Partnership manages the business affairs of CDC, which owns a small gas gathering system in north Texas. The other joint venture partner (the CDC partner) is an unrelated third party who owns and operates a natural gas field located in Denton County, Texas.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(2) Significant Accounting Policies (Continued)

  (g) Other Assets

        Unamortized debt issuance costs totaling $26.7 and $10.2 million as of December 31, 2010 and 2009, respectively, are included in other assets, net. Debt issuance costs are amortized into interest expense using the straight-line method over the terms of the debt.

  (h) Gas Imbalance Accounting

        Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Partnership had imbalance payables of $1.9 million and $5.7 million at December 31, 2010 and 2009, respectively, which approximate the fair value of these imbalances. The Partnership had imbalance receivables of $2.9 million and $6.0 million at December 31, 2010 and 2009, which are carried at the lower of cost or market value.

  (i) Asset Retirement Obligations

        FASB ASC 410-20-25-16 was issued March 2005, which became effective at December 31, 2005. FASB ASC 410-20-25-16 clarifies that the term "conditional asset retirement obligation" as used in FASB ASC 410-20, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FASB ASC 410-20-25-16 provides that a liability for the fair value of a conditional asset retirement activity should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FASB ASC 410-20-25-16 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB ASC 410-20. The Partnership did not provide any asset retirement obligations as of December 31, 2010 and 2009 because it does not have sufficient information as set forth in FASB ASC 410-20-25-16 to reasonably estimate such obligations and the Partnership has no current intention of discontinuing use of any significant assets.

  (j) Revenue Recognition

        The Partnership recognizes revenue for sales or services at the time the natural gas, or NGLs are delivered or at the time the service is performed. The Partnership generally accrues one month of sales and the related gas purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates. The Partnership's purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the statements of operations in accordance with FASB ASC 605-45-45-1. Except for fee based arrangements, the Partnership acts as the principal in these purchase and sale transactions, has the risk and reward of ownership as evidenced by title transfer, schedules the transportation and assumes credit risk. We conduct "off-system" gas marketing operations as a service to producers on systems that we do not own. We refer to these activities as part of energy trading activities. In some cases, we earn an agency fee from the producer for arranging the marketing of the producer's natural gas. In other cases, we purchase the natural gas from the producer and enter into a sales contract with

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(2) Significant Accounting Policies (Continued)

another party to sell the natural gas. The revenue and cost of sales for these activities are included in revenue on a net basis in the statement of operations.

        The Partnership accounts for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).

  (k) Derivatives

        The Partnership uses derivatives to hedge against changes in cash flows related to product price and interest rate risks, as opposed to their use for trading purposes. FASB ASC 815 requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative's fixed contract price and the underlying market price at the determination date. The asset or liability related to the derivative instruments is recorded on the balance sheet in fair value of derivative assets or liabilities.

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

  (n) Concentrations of Credit Risk

        Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited since the Partnership's customers represent a broad and diverse group of energy marketers and end users. In addition, the Partnership continually monitors and reviews credit exposure to its marketing counter-parties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Partnership records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Partnership had a reserve for uncollectible receivables as of December 31, 2010, 2009 and 2008 of

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(2) Significant Accounting Policies (Continued)

$0.2 million, $0.4 million and $3.7 million, respectively. The increase in the reserve during 2008 primarily related to SemStream, L.P. (Semstream). The decrease in the reserve during 2009 primarily related to the write-off of the Semstream reserve and related receivable. See Note 14(d) for a discussion of the bankruptcy filing of SemStream.

        During the year ended December 31, 2010, the Partnership had three customers that represented greater than 10.0% individually of its revenue. Two customers in the LIG segment represented 14.5% and 10.6% of the consolidated revenue. One customer in the NTX segment represented 10.2% of the consolidated revenue. During the years ended December 31, 2009 and 2008, one customer accounted for 12.2% and 11.0%, respectively, of the consolidated revenue of the Partnership including discontinued operations. As the Partnership continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. While these customers represent a significant percentage of revenues, the loss of these customers would not have a material adverse impact on the Partnership's results of operations because the gross operating margin received from transactions with these customers are not material to the Partnership's gross operating margin.

  (o) Environmental Costs

        Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that related to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2010, 2009 and 2008, such expenditures were not significant.

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

	Years Ended December 31,
	2010	2009	2008
Cost of share-based compensation charged to general and administrative expense	$7,953	$7,075	$9,364
Cost of share-based compensation charged to operating expense	1,323	1,667	1,879

Total amount charged to income	$9,276	$8,742	$11,243

        The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model as disclosed in Note 9—Employee Incentive Plans.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

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

        In November 2008, the Partnership disposed of its undivided 12.4% interest in the Seminole gas processing plant to a third party for $85.0 million and recognized a gain of $49.8 million. The asset was previously presented in the Partnership's Treating segment and its values are included in the Treating revenues and net income from discontinued operations presented in the year ended December 31, 2008 in the table below.

        The revenues, operating expenses, general and administrative expenses associated directly with the sold assets, depreciation and amortization expense, Treating inventory impairment of $1.0 million during 2009, allocated Texas margin tax and an allocated interest expense related to the operations of the sold assets have been segregated from continuing operations and reported as discontinued operations for all periods. Interest expense of $34.4 million and $29.2 million for the years ended 2009 and 2008, respectively, was allocated to discontinued operations related to the debt repaid from the proceeds from the asset dispositions using average historical interest rates for each of the three years. The interest allocation for 2009 also included make-whole interest payments and the write-off of unamortized debt issue costs related to the debt repaid. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are revenues and income from discontinued operations (in thousands):

	Years ended December 31,
	2009	2008
Midstream revenues	$327,242	$1,349,671
Treating revenues	$45,534	$73,492
Income (loss) from discontinued operations, net of tax	$(1,796)	$25,007
Gain from sale of discontinued operations, net of tax	$183,747	$49,805

  (b) Other Disposition

        The Partnership disposed of assets that were not considered discontinued operations in the years ended December 31, 2010 and 2009. The 2010 disposition was related to assets in east Texas for a gain of $14.0 million. The 2009 disposition was related to the Arkoma gathering assets in Oklahoma. In November 2008, the Partnership sold a contract right for firm transportation capacity on a third party pipeline to an unaffiliated third party for $20.0 million. The entire amount of such proceeds is reflected in other income in the consolidated statement of operations.

  (c) Long-Lived Assets and Goodwill Impairments

        Impairments of $1.3 million, $2.9 million and $29.4 million were recorded in the years ended December 31, 2010, 2009 and 2008, respectively, related to long-lived assets. Impairment expense for the year ended December 31, 2008 also included an impairment loss of $4.9 million attributable to

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(3) Discontinued Operations, Impairments and Dispositions (Continued)

goodwill. The impairment in 2010 primarily relates to the write down of certain excess pipe inventory prior to its sale. Impairments during 2009 totaling $2.9 million were taken on the Bear Creek processing plant and the Vermillion treating plant to bring the fair value of the plants to a marketable value for these idle assets. The impairment expense during 2008 was:

  •
  $17.8 million related to the Blue Water gas processing plant located in south Louisiana—The impairment on the Partnership's 59.27% interest in the Blue Water gas processing plant was recognized because the pipeline company which owns the offshore Blue Water system and supplies gas to the Partnership's Blue Water plant reversed the flow of the gas on its pipeline in early January 2009 thereby removing access to all the gas processed at the Blue Water plant from the Blue Water offshore system. An impairment of $17.8 million was recognized for the carrying amount of the plant in excess of the estimated fair value of the plant as of December 31, 2008. The fair value of the Blue Water plant was determined by using the market and cost approach for valuing the plant. The income approach was not considered because the plant was not in operation at the time of impairment.

  •
  $4.1 million related to leasehold improvements—The Partnership had planned to relocate its corporate office during 2008 to a larger office facility. The Partnership had leased office space and was close to completing the renovation of this office space when the global economic decline began impacting its operations in October 2008. On December 31, 2008, the decision was made to cancel the new office lease and not relocate the corporate offices from its existing office location. The impairment relates to the leasehold improvements on the office space for the cancelled lease.

  •
  $2.6 million related to the Arkoma gathering system—The impairment on the Arkoma gathering system was recognized because the Partnership sold this asset in February 2009 for approximately $10.7 million and the carrying amount of the asset exceeded the sale price by approximately $2.6 million.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt

        As of December 31, 2010 and 2009, long-term debt consisted of the following (in thousands):

	2010	2009
Prior credit facility, interest based on Prime and/or LIBOR plus an applicable margin interest rate at December 31, 2009 was 6.75%	$—	$529,614
Bank credit facility, interest based on Prime and/or LIBOR plus an applicable margin interest rate at December 31, 2010 was 4.0%	—	—
Senior secured notes (including PIK notes(1) of $9.5 million), weighted average interest rate at December 31 2009 was 10.5%	—	326,034
Senior unsecured notes, net of discount of $13.5 million, which bear interest at the rate of 8.875%	711,512	—
Series B secured note assumed in the Eunice transaction, which bear interest at the rate of 9.5%	7,058	18,054

	718,570	873,702
Less current portion	(7,058)	(28,602)

Debt classified as long-term	$711,512	$845,100

(1)
The senior secured notes began accruing additional interest of 1.25% per annum in February 2009 in the form of an increase in the principal amounts thereof (the "PIK notes"). These notes were paid in full in February 2010.

        Maturities.    Maturities for the long-term debt as of December 31, 2010 are as follows (in thousands):

2011	$7,058
2012	—
2013	—
2014	—
2015	—
Thereafter	725,000

Subtotal	732,058
Less discount	(13,488)

Total outstanding debt	$718,570

        Credit Facility.    In February 2010, the Partnership amended and restated its prior secured bank credit facility with a new syndicated secured bank credit facility. The credit facility has a borrowing capacity of $420.0 million and matures in February 2014. Net proceeds from the credit facility along with net proceeds from the senior unsecured notes discussed under "Senior Unsecured Notes" below were used to, among other things, repay the Partnership's prior credit facility and repay and retire all outstanding senior secured notes (including PIK notes) in February 2010. The Partnership recognized a loss on extinguishment of debt of $14.7 million when the debt was repaid due to make-whole interest payments on the senior secured debt of $9.3 million and the write-off of unamortized debt costs of

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

$5.4 million. As of December 31, 2010, the debt refinancing costs totaling $26.7 million associated with new borrowings, including the senior unsecured notes, are included in other noncurrent assets as of December 31, 2010 and amortized to interest expense over the term of the related debt.

        As of December 31, 2010, there was $86.6 million in outstanding letters of credit, under the bank credit facility leaving approximately $333.4 million available for future borrowing.

        The credit facility is guaranteed by substantially all of the Partnership's subsidiaries and is secured by first priority liens on substantially all of the Partnership's assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership's equity interests in substantially all of its subsidiaries.

        The Partnership may prepay all loans under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders' commitments under the credit facility.

        Under the credit facility, borrowings bear interest at the Partnership's option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent's prime rate) plus an applicable margin. The Partnership pays a per annum fee on all letters of credit issued under the credit facility and a commitment fee of 0.50% per annum on the unused availability under the credit facility. The letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership's leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges, or adjusted EBITDA) and are as follows:

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

        Based on the Partnership's forecasted leverage ratio for 2011, the Partnership expects the applicable margin for the interest rate and letter of credit fee to be at the mid-point of these ranges. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.

        The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

        The maximum permitted leverage ratio is as follows:

  •
  5.25 to 1.00 for the fiscal quarter ending December 31, 2010;

  •
  5.00 to 1.00 for the fiscal quarter ending March 31, 2011;

  •
  4.75 to 1.00 for the fiscal quarter ending June 30, 2011; and

  •
  4.50 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

        The maximum permitted senior leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to adjusted EBITDA), is 2.50 to 1.00.

        The minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of adjusted EBITDA to consolidated interest charges) is as follows:

  •
  1.75 to 1.00 for the fiscal quarter ending December 31, 2010;

  •
  2.00 to 1.00 for the fiscal quarter ending March 31, 2011;

  •
  2.25 to 1.00 for the fiscal quarter ending June 30, 2011; and

  •
  2.50 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

        In addition, the credit facility contains various covenants that, among other restrictions, limit our ability to:

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

  •
  make certain amendments to the omnibus agreement or the Partnership's subsidiaries' organizational documents;

  •
  prepay the senior unsecured notes and certain other indebtedness; and

  •
  enter into certain hedging contracts.

        The credit facility permits the Partnership to make quarterly distributions to unitholders so long as no default exists under the credit facility.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

        Each of the following is an event of default under the credit facility:

  •
  failure to pay any principal, interest, fees, expenses or other amounts when due;

  •
  failure to meet the quarterly financial covenants;

  •
  failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures;

  •
  the failure of any representation or warranty to be materially true and correct when made;

  •
  our or any of our subsidiaries default under other indebtedness that exceeds a threshold amount;

  •
  judgments against us or any of our material subsidiaries, in excess of a threshold amount;

  •
  certain ERISA events involving us or any of our material subsidiaries, in excess of a threshold amount;

  •
  bankruptcy or other insolvency events involving us or any of our material subsidiaries; and

  •
  a change in control (as defined in the credit facility).

        If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under the credit facility will immediately become due and payable. If any other event of default exists under the credit facility, the lenders may accelerate the maturity of the obligations outstanding under the credit facility and exercise other rights and remedies. In addition, if any event of default exists under the credit facility, the lenders may commence foreclosure or other actions against the collateral.

        If any default occurs under the credit facility, or if the Partnership is unable to make any of the representations and warranties in the credit facility, the Partnership will be unable to borrow funds or have letters of credit issued under the credit facility.

        The Partnership expects to be in compliance with the covenants in the credit facility for at least the next twelve months.

        Series B Secured Note.    On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which included an $18.1 million series B secured note. This note bears an interest rate of 9.5%. The Partnership paid $11.0 million in May 2010 and the remaining payment of $7.1 million is due in May 2011.

        Senior Unsecured Notes.    On February 10, 2010, we issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "notes") due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount (OID). Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and OID), together with borrowings under the credit facility discussed above, were used to repay in full amounts outstanding under the prior bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with its existing credit facility. Interest payments are due semi-annually in arrears in February and August.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

        The indenture governing the notes contains covenants that, among other things, limit the Partnership's ability and the ability of certain of its subsidiaries to:

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

  •
  engage in certain business activities.

        The indenture provides that if the Partnership's fixed charge coverage ratio (the ratio of consolidated cash flow to fixed charges, which generally represents the ratio of adjusted EBITDA to interest charges with further adjustments as defined per the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, the Partnership will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in the partnership agreement) with respect to its preceding fiscal quarter plus a number of items, including the net cash proceeds received by the Partnership as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If the Partnership's fixed charge coverage ratio is less than 2.0 to 1.0, the Partnership will be able to pay distributions to its unitholders in an amount equal to an $80.0 million basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. The Partnership was in compliance with this ratio as of December 31, 2010.

        If the notes achieve an investment grade rating from each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, many of the covenants discussed above will terminate. Our current ratings on our bonds from Moody's Investors Service, Inc. and Standard & Poor's Rating Services are B3 and B+, respectively.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

        Prior to February 15, 2014, the Partnership may redeem the notes, in whole or in part, at a "make-whole" redemption price. On or after February 15, 2014, the Partnership may redeem all or a part of the notes at redemption prices (expressed as percentages of principal amount) equal to 104.438% for the twelve-month period beginning on February 15, 2014, 102.219% for the twelve-month period beginning February 15, 2015 and 100.00% for the twelve-month period beginning on February 15, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the notes.

        Each of the following is an event of default under the indenture:

  •
  failure to pay any principal or interest when due;

  •
  failure to observe any other agreement, obligation, or other covenant in the indenture, subject to the cure periods for certain failures;

  •
  the Partnership or any of its subsidiaries' default under other indebtedness that exceeds a certain threshold amount;

  •
  failures by the Partnership or any of its subsidiaries to pay final judgments that exceed a certain threshold amount; and

  •
  bankruptcy or other insolvency events involving the Partnership or any of its material subsidiaries.

        If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies.

        The senior unsecured notes are jointly and severally guaranteed by each of the Partnership's current material subsidiaries (the "Guarantors"), with the exception of our regulated Louisiana subsidiaries (which may only guarantee up to $500.0 million of the Partnership's debt), CDC (our joint venture in Denton County, Texas not 100% owned by the Partnership) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership's indebtedness, including the senior unsecured notes). Guarantors may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into another company if such a sale would cause a default under the terms of the senior unsecured notes. Since certain wholly owned subsidiaries do not guarantee the senior unsecured notes, the condensed consolidating financial statements of the guarantors and non-guarantors as of and for the years ended December 31, 2010 and 2009 are disclosed below in accordance with Rule 3-10 of Regulation S-X.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

Condensed Consolidating Balance Sheets
December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$229,997	$12,983	$—	$242,980
Property, plant and equipment, net	987,018	228,086	—	1,215,104
Total other assets	526,853	3	—	526,856

Total assets	$1,743,868	$241,072	$—	$1,984,940

LIABILITIES & PARTNERS' CAPITAL
Total current liabilities	$254,460	$6,160	$—	$260,620
Long-term debt	711,512	—	—	711,512
Other long-term liabilities	35,872	—	—	35,872
Partners' capital	742,024	234,912	—	976,936

Total liabilities & partners' capital	$1,743,868	$241,072	$—	$1,984,940

 December 31, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$226,583	$12,759	$—	$239,342
Property, plant and equipment, net	1,045,991	233,069	—	1,279,060
Total other assets	550,776	3	—	550,779

Total assets	$1,823,350	$245,831	$—	$2,069,181

LIABILITIES & PARTNERS' CAPITAL
Total current liabilities	$283,539	$6,123	$—	$289,662
Long-term debt	845,100	—	—	845,100
Other long-term liabilities	41,137	—	—	41,137
Partners' capital	653,574	239,708	—	893,282

Total liabilities & partners' capital	$1,823,350	$245,831	$—	$2,069,181

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,733,273	$84,028	$(24,625)	$1,792,676
Total operating costs and expenses	(1,704,250)	(36,306)	24,625	(1,715,931)

Operating income	29,023	47,722	—	76,745
Interest expense, net	(87,029)	(6)	—	(87,035)
Other income (loss)	(14,418)	—	—	(14,418)

Income (loss) from continuing operations before non-controlling interest and income taxes	(72,424)	47,716	—	(24,708)
Income tax provision	(1,110)	(11)	—	(1,121)
Less: Net income attributable to non-controlling interest	—	19	—	19

Net income (loss) attributable to Crosstex Energy, L.P.	$(73,534)	$47,686	$—	$(25,848)

 For the Year Ended December 31, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,541,854	$75,048	$(33,351)	$1,583,551
Total operating costs and expenses	(1,562,084)	(32,166)	33,351	(1,560,899)

Operating income (loss)	(20,230)	42,882	—	22,652
Interest expense, net	(95,078)	—	—	(95,078)
Other income (loss)	(3,269)	—	—	(3,269)

Income (loss) from continuing operations before non-controlling interest and income taxes	(118,577)	42,882	—	(75,695)
Income tax provision	(1,770)	(20)	—	(1,790)
Income from discontinued operations, net of tax	181,951	—	—	181,951
Less: Net income attributable to non-controlling interest	—	60	—	60

Net income attributable to Crosstex Energy, L.P.	$61,604	$42,802	$—	$104,406

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

For the Year Ended December 31, 2008

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$3,542,288	$61,879	$(45,954)	$3,558,213
Total operating costs and expenses	(3,566,450)	(51,877)	45,954	(3,572,373)

Operating income (loss)	(24,162)	10,002	—	(14,160)
Interest expense, net	(74,971)	—	—	(74,971)
Other income (loss)	27,770	—	—	27,770

Income (loss) from continuing operations before non-controlling interest and income taxes	(71,363)	10,002	—	(61,361)
Income tax provision	(2,333)	(36)	—	(2,369)
Income from discontinued operations, net of tax	74,812	—	—	74,812
Less: Net income attributable to non-controlling interest	—	311	—	311

Net income attributable to Crosstex Energy, L.P.	$1,116	$9,655	$—	$10,771

Condensed Consolidating Statements of Cash Flow
For the Year Ended December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$28,208	$58,979	$—	$87,187
Net cash flows provided by (used in) investing activities	$21,353	$(6,715)	$—	$14,638
Net cash flows provided by (used in) financing activities	$(84,562)	$(52,501)	$52,156	$(84,907)

 For the Year Ended December 31, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$31,194	$49,784	$—	$80,978
Net cash flows provided by (used in) investing activities	$402,464	$(22,590)	$—	$379,874
Net cash flows provided by (used in) financing activities	$(461,372)	$(27,194)	$26,857	$(461,709)

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(4) Long-Term Debt (Continued)

For the Year Ended December 31, 2008

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$154,185	$19,565	$—	$173,750
Net cash flows provided by (used in) investing activities	$(166,704)	$(20,106)	$—	$(186,810)
Net cash flows provided by (used in) financing activities	$15,169	$541	$(1,156)	$14,554

(5) Other Long-Term Liabilities

        The Partnership entered into 9 and 10-year capital leases for certain compressor equipment. Assets under capital leases are summarized as follows (in thousands):

	Years ended December 31,
	2010	2009
Compressor equipment	$37,199	$27,192
Less: Accumulated amortization	(6,910)	(3,655)

Net assets under capital lease	$30,289	$23,537

        The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of December 31, 2010 (in thousands):

Fiscal Year
2011 through 2015	$22,951
Thereafter	16,640
Less: Interest	(8,264)

Net minimum lease payments under capital lease	31,327
Less: Current portion of net minimum lease payments	(4,448)

Long-term portion of net minimum lease payments	$26,879

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(6) Income Taxes

        The Partnership is generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is less than the reported amounts on the financial statements by approximately $543.2 million as of December 31, 2010. The Partnership is subject to the margin tax enacted by the state of Texas on May 1, 2006.

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

	Years Ended December 31,
	2010	2009	2008
Current tax provision (benefit)	$1,517	$2,258	$2,197
Deferred tax provision	(396)	(468)	172

Income tax provision on continuing operations	1,121	1,790	2,369
Income tax provision on discontinued operations (all current)	—	1,136	396

Tax provision	$1,121	$2,926	$2,765

        A reconciliation of the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal income tax on taxable corporation at statutory rate (35%)	$43	$200	$197
State income taxes, net	1,078	2,726	2,568

Income tax provision	$1,121	$2,926	$2,765

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(6) Income Taxes (Continued)

        The principal component of the Partnership's net deferred tax liability is as follows (in thousands):

	Years Ended December 31,
	2010	2009
Deferred income tax assets:
Net operating loss carryforward—current	$—	$1
Deferred income tax liabilities:
Property, plant, equipment, and intangible assets-current	$(501)	$(501)
Property, plant, equipment, and intangible assets-long-term	(7,837)	(8,234)

	$(8,338)	$(8,735)

Net deferred tax liability	$(8,338)	$(8,734)

        A net current deferred tax liability of $0.5 million is included in other current liabilities.

        A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2008	$1,621
Increases related to prior year tax positions	385
Increases related to current year tax positions	1,118

Balance as of December 31, 2009	$3,124
Increases related to prior year tax positions	110
Increases related to current year tax positions	470

Balance as of December 31, 2010	$3,704

        Unrecognized tax benefits of $3.7 million, if recognized, would affect the effective tax rate. It is unknown when the uncertain tax position will be resolved.

        Per company accounting policy election, $0.2 million of penalties and interest related to prior year tax positions was recorded to income tax expense in 2010. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. As of December 31, 2010, tax years 2007 through 2010 remain subject to examination by the Internal Revenue Service and tax years 2006 through 2010 remain subject to examination by various state taxing authorities.

(7) Partners' Capital

  (a) Issuance of Common Units

        On April 9, 2008, we issued 3,333,334 common units in a private offering at $30.00 per unit, which represented an approximate 7% discount from the market price. Crosstex Energy GP, L.P. made a general partner contribution of $2.0 million in connection with the issuance to maintain its 2% general partner interest.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(7) Partners' Capital (Continued)

  (b) Sale of Preferred Units

        On January 19, 2010, the Partnership issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. The general partner of the Partnership made a contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Partnership has the right to force conversion of the preferred units after three years from the issue date if (i) the daily volume-weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion, and (ii) the average daily trading volume of common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. The preferred units are not redeemable, but are entitled to a quarterly distribution that will be the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if the Partnership pays cash distribution on common units. During 2010, the Partnership paid quarterly distributions on its preferred units of $9.9 million which represented distributions paid for the first three quarters of 2010. A distribution on the preferred units of $3.8 million has been declared for the three months ended December 31, 2010 and was paid in February 2011.

        The preferred units were issued at a discount to the market price of the common units they are convertible into. This discount totaling $22.3 million represents a beneficial conversion feature (BCF) and is reflected as a reduction in common unit equity and an increase in preferred equity to reflect the market value of the preferred units at issuance on the Partnership's consolidated statement of changes in partners' equity for the year ended December 31, 2010. The impact of the BCF is also included in earnings per unit for the year ended December 31, 2010.

  (c) Conversion of Subordinated and Senior Subordinated Series C Units

        The subordination period for the Partnership's subordinated units ended and the remaining 4,668,000 subordinated units converted into common units representing limited partner interests of the Partnership effective February 16, 2008.

        On June 29, 2006 the Partnership issued an aggregate of 12,829,650 senior subordinated series C units representing limited partner interests of the Partnership in a private equity offering. The senior subordinated series C units converted into common units representing limited partner interests of the Partnership effective February 16, 2008. The senior subordinated series C units were not entitled to distributions of available cash from the Partnership until conversion. See Note 7(f) below for a discussion of the impact on earnings from the conversion of the senior subordinated series C units.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(7) Partners' Capital (Continued)

  (d) Senior Subordinated Series D Units

        On March 23, 2007, the Partnership issued an aggregate of 3,875,340 senior subordinated series D units representing limited partner interests of the Partnership in a private offering. These senior subordinated series D units converted into common units representing limited partner interest of the Partnership on March 23, 2009. Since the Partnership did not make distribution of available cash from operating surplus, as defined in the partnership agreement, of at least $0.62 per unit on each outstanding common unit for the quarter ending December 31, 2008, each senior subordinated series D unit converted into 1.05 common units for a total issuance of 4,069,106 common units.

  (e) Cash Distributions

        Unless restricted by the terms of the Partnership's credit facility and/or senior unsecured note indenture, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. As described under (b) Sale of Preferred Units above, the preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. The general partner is not entitled to a 2% distribution with respect to the quarterly preferred distribution of $0.2125 per unit that is made solely to the preferred unitholders. The general partner is entitled to a 2% distribution with respect to all distributions made to common unitholders. If the distributions are in excess of $0.2125 per unit, distributions are made 98% to the common and preferred unitholders and 2% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved.

        Under the quarterly incentive distribution provisions, generally the Partnership's general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes distribute in excess of $0.375 per unit. Incentive distributions totaling $0.1 million and $30.8 million were earned by our general partner for the years ended December 31, 2010 and 2008, respectively. The Partnership paid annual distributions per common unit of $0.25, $0.25 and $2.36 in the years ended December 31, 2010, 2009 and 2008, respectively.

        The Partnership increased its fourth quarter distribution on its common units to $0.26 per unit which was paid February 11, 2011.

  (f) Earnings per Unit and Dilution Computations

        The Partnership had common units and preferred units outstanding during the year ended December 31, 2010, common units outstanding during the year ended December 31, 2009 and common units and senior subordinated series D units outstanding during the year ended December 31, 2008. The senior subordinated series D units, which converted to common units in March 2009, were considered common securities prior to conversion but were presented as a separate class of common equity because they did not participate in cash distributions during their subordination period. The senior subordinated series D units were issued in March 2007 at a discount, referred to as BCF, totaling $34.3 million to the market price of the common units they were convertible into at the end of

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(7) Partners' Capital (Continued)

their subordination period. Since the conversion of the senior subordinated series D units into common units was contingent until the end of their subordination period, the BCF was not recognized until the end of such subordination period when the criteria for conversion was met. The BCFs attributable to both the senior subordinated series D units and the preferred units, discussed under (b) Sale of Preferred Units above, represent non-cash distributions that are treated in the same way as a cash distribution for earnings per unit computations.

        The preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Income is allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned.

        As required under FASB ASC 260-10-45-61A unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations. The following table reflects the computation

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(7) Partners' Capital (Continued)

of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Years Ended December 31,
	2010	2009	2008
Limited partners' interest in net loss	$(57,506)	$105,225	$(15,644)

Distributed earnings allocated to:
Common units(1)	$25,606	$11,234	$95,961
Unvested restricted units	545	134	1,290
Senior subordinated series C units(2)	—	—	121,112
Senior subordinated series D units(2)	—	34,297	—

Total distributed earnings	$26,151	$45,665	$218,363

Undistributed earnings allocated to:
Common units(3)	$(81,703)	$58,220	$(230,903)
Unvested restricted units(3)	(1,954)	1,340	(3,104)

Total undistributed earnings (loss)	$(83,657)	$59,560	$(234,007)

Net income (loss) allocated to:
Common units	$(56,097)	$69,454	$(134,942)
Unvested restricted units	(1,409)	1,474	(1,814)
Senior subordinated series C units	—	—	121,112
Senior subordinated series D units	—	34,297	—

Total limited partners' interest in net income (loss)	$(57,506)	$105,225	$(15,644)

Limited Partners' interest in income from discontinued operations:
Common units	$—	$174,278	$72,420
Unvested restricted units	—	4,034	896

Total income from discontinued operation(4)	$—	$178,312	$73,316

Basic and diluted net income (loss) per unit from continuing operations:
Common units	$(1.12)	$(2.18)	$(4.90)

Senior subordinated series C units	$—	$—	$9.44

Senior subordinated series D units	$—	$8.85	$—

Basic and diluted net income (loss) per unit from discontinuing operations:
Basic common unit	$—	$3.62	$1.71

Diluted common units	$—	$3.52	$1.71

Total basic and diluted net income (loss) per unit:
Basic common unit	$(1.12)	$1.44	$3.19

Diluted common units	$(1.12)	$1.40	$3.19

Senior subordinated series C units	$—	$—	$9.44

Senior subordinated series D units	$—	$8.85	$—

(1)
Represents distributions declared to common and subordinated unitholders.

(2)
Represents BCF recognized at end of subordination period for senior subordinated series C and D units.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(7) Partners' Capital (Continued)

(3)
All undistributed earnings and losses are allocated to common units and unvested restricted units during the subordination period.

(4)
Represents 98.0% for the limited partners' interest in discontinued operations.

        The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	49,960	48,161	42,330

Diluted earnings per unit:
Weighted average limited partner units outstanding	49,960	48,161	42,330
Dilutive effect of restricted units issued	—	433	—
Dilutive effect of senior subordinated units	—	871	—
Dilutive effect of exercise of options outstanding	—	2	—

Dilutive weighted average limited partner common units outstanding	49,960	49,467	42,330

Weighted average diluted senior subordinated Series C units outstanding	—	—	12,830

Weighted average diluted senior subordinated Series D units outstanding	—	3,875	—

        All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2010 and 2008 because the limited partners were allocated a net loss in these periods.

        When quarterly distributions are made pro-rata to common and preferred unitholders, net income for the general partner consists of incentive distributions to the extent earned, a deduction for stock-based compensation attributable to CEI's stock options and restricted shares and 2% of the original Partnership's net income (loss) adjusted for the CEI stock-based compensation specifically allocated to the general partner. When quarterly distributions are made solely to the preferred unitholders, the net income for the general partner consists of the CEI stock-based compensation deduction and 2% of the Partnership's net income (loss) after the allocation of income to the preferred unitholders with respect

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(7) Partners' Capital (Continued)

to their preferred distribution adjusted for the CEI stock-based compensation specifically allocated to the general partner. The net income (loss) allocated to the general partner is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income allocation for incentive distributions	$99	$—	$30,772
Stock-based compensation attributable to CEI's stock options and restricted shares	(3,906)	(2,966)	(4,665)
2% general partner interest in net income (loss)	(564)	2,147	308

General partner share of net income (loss)	$(4,371)	$(819)	$26,415

(8) Retirement Plans

        The Partnership sponsors a single employer 401(k) plan for employees who become eligible upon the date of hire. The plan allows for contributions to be made at each compensation calculation period based on the annual discretionary contribution rate. Contributions of $2.3 million, $3.1 million, and $3.4 million were made to the plan for the years ended December 31, 2010, 2009 and 2008, respectively.

(9) Employee Incentive Plans

  (a) Long-Term Incentive Plans

        The Partnership's managing general partner has a long-term incentive plan for its employees, directors, and affiliates who perform services for the Partnership. The plan currently permits the grant of awards covering an aggregate of 5,600,000 common unit options and restricted units. The plan is administered by the compensation committee of the Partnership's managing general partner's board of directors. The units issued upon exercise or vesting are newly issued units.

  (b) Restricted Units

        A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. In addition, the restricted units will become exercisable upon a change of control of the Partnership, its general partner or its general partner's general partner.

        The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and the Partnership will receive no remuneration for the units. The restricted units include a tandem award that entitles the participant to receive cash payments equal to the cash distributions made by the Partnership with respect to its outstanding common units until the restriction period is terminated or the restricted units are forfeited. The restricted units granted in 2010, 2009 and 2008 generally cliff vest after three years of service.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(9) Employee Incentive Plans (Continued)

        The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2010 is provided below:

Crosstex Energy, L.P. Restricted Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,088,005	$7.31
Granted	229,685	10.55
Vested*	(1,180,890)	4.90
Forfeited	(89,426)	10.41

Non-vested, end of period	1,047,374	$10.30

Aggregate intrinsic value, end of period (in thousands)	$15,082

*
Vested units include 288,033 units withheld for payroll taxes paid on behalf of employees.

        The Partnership issued performance-based restricted units in 2008 to executive officers. The minimum level of performance-based awards is included in restricted units outstanding and is included in the current share-based compensation cost calculations at December 31, 2010 because the performance targets for greater awards were not achieved.

        A summary of the restricted units' aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2010, 2009 and 2008 are provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Restricted Units:	2010	2009	2008
Aggregate intrinsic value of units vested	$11,076	$1,023	$5,907
Fair value of units vested	$5,785	$4,158	$6,815

        As of December 31, 2010, there was $4.7 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

  (c) Unit Options

        Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, unit options will become exercisable upon a change in control of the Partnership or its general partner.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(9) Employee Incentive Plans (Continued)

        The fair value of each unit option award is estimated at the date of grant using the Black-Scholes-Merton model. This model is based on the assumptions summarized below. Expected volatilities are based on historical volatilities of the Partnership's traded common units. The Partnership has used historical data to estimate share option exercise and employee departure behavior to estimate expected forfeiture rates. The expected life of unit options represents the period of time that unit options granted are expected to be outstanding. The risk-free interest rate for periods within the expected term of the unit option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Partnership used the simplified method to calculate the expected term.

        Unit options are generally awarded with an exercise price equal to the market price of the Partnership's common units at the date of grant. The unit options granted in 2009 and 2008 generally vest based on 3 years of service (one-third after each year of service). There were no options granted in 2010. The following weighted average assumptions were used for the Black-Scholes-Merton option-pricing model for grants in 2009 and 2008:

	Years ended December 31,
Crosstex Energy, L.P. Unit Options Granted:	2009	2008
Weighted average distribution yield	—%	7.15%
Weighted average expected volatility	76.2%	30.0%
Weighted average risk free interest rate	2.34%	1.81%
Weighted average expected life	6 years	6 years
Weighted average contractual life	10 years	10 years
Weighted average of fair value of unit options granted	$2.89	$3.48

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(9) Employee Incentive Plans (Continued)

        A summary of the unit option activity for the years ended December 31, 2010, 2009 and 2008 is provided below:

	Years Ended December 31,
	2010		2009		2008
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units		Weighted Average Exercise Price
Outstanding, beginning of period	882,836	$6.43	1,304,194	$30.64		1,107,309	$29.65
Granted(b)	—	—	636,122	4.46		402,185	31.58
Issued in Exchange	—	—	344,319	4.80		—	—
Rendered in Exchange	—	—	(1,032,403)	31.34		—	—
Exercised	(198,725)	4.48	(2,013)	4.08		(56,678)	14.16
Forfeited	(67,183)	9.27	(328,295)	27.51		(90,208)	31.29
Expired	(5,617)	5.37	(39,088)	30.30		(58,414)	32.93

Outstanding, end of period	611,311	$6.77	882,836	$6.43		1,304,194	$30.64

Options exercisable at end of period	278,214	$7.78	159,929	$12.51		540,782	$29.12
Weighted average contractual term (years) end of period:
Options outstanding	8.2	—	8.7	—		7.4	—
Options exercisable	7.6	—	4.5	—		6.5	—
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$5,350	—	$3,143	—	$	(a)	—
Options exercisable	$2,463	—	$336	—	$	(a)	—

(a)
Exercise price on all outstanding options exceed current market price.

(b)
No options were granted with an exercise price less than or equal to market value at grant during 2009 and 2008.

        In May 2009, the Partnership's unitholders approved an amendment to the Partnership's long-term incentive plan to allow an option exchange program. This option exchange program was offered to all eligible employees excluding executive officers and directors because options held by employees were "underwater," meaning the exercise price of the options were higher than the current market price of the common units. The terms of the offer included an exchange ratio of 3 old options for 1 replacement option with an exercise price of $4.80 per common unit (120% of the average closing sales price for five trading days prior to the date of grant) which will vest over 2 years (50% after year 1 and 50% after year 2). In June 2009, a total of 453 employees elected to exchange 1,032,403 old options for 344,319 replacement options pursuant to this option exchange program. There was no incremental compensation cost resulting from the modifications under this option exchange program.

        A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes-Merton option pricing model at

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(9) Employee Incentive Plans (Continued)

date of grant) during the years ended December 31, 2010, 2009 and 2008 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Unit Options:	2010	2009	2008
Intrinsic value of units options exercised	$1,470	$5	$746
Fair value of units vested	$764	$1,675	$279

        As of December 31, 2010, there was $0.7 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1.8 years.

  (d) Crosstex Energy, Inc.'s Restricted Stock

        The Crosstex Energy, Inc. long-term incentive plan provides for the award of restricted stock (collectively, "Awards") for up to 7,190,000 shares of Crosstex Energy, Inc.'s common stock. As of January 1, 2011, approximately 2,166,934 shares remained available under the long-term incentive plans for future issuance to participants. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Awards that are forfeited, terminated or expire unexercised become immediately available for additional awards under the long-term incentive plan.

        CEI's restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. CEI's restricted stock granted in 2010, 2009 and 2008 generally cliff vest after three years of service. A summary of the restricted stock activity which includes officers and employees of the Partnership and directors of CELP for the year ended December 31, 2010, is provided below:

Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,391,973	$9.37
Granted	288,104	6.82
Vested*	(479,495)	9.15
Forfeited	(91,584)	9.00

Non-vested, end of period	1,108,998	$8.64

Aggregate intrinsic value, end of period (in thousands)	$9,826

*
Vested units include 108,813 units withheld for payroll taxes paid on behalf of employees.

        The Company issued performance-based restricted shares in 2008 to executive officers. The minimum level of performance-based awards is included in restricted shares outstanding and is included in the current share-based compensation cost calculations at December 31, 2010 because the performance targets for greater awards were not achieved.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(9) Employee Incentive Plans (Continued)

        A summary of the restricted shares' aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the years ended December 31, 2010, 2009 and 2008 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Restricted Shares:	2010	2009	2008
Aggregate intrinsic value of shares vested	$3,163	$1,038	$13,493
Fair value of shares vested	$4,388	$4,382	$7,382

        As of December 31, 2010 there was $3.8 million of unrecognized compensation costs related to CEI restricted shares for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 2.0 years.

  (e) Crosstex Energy, Inc.'s Stock Options

        CEI stock options have not been granted since 2005. A summary of the stock option activity includes officers and employees of the Partnership and directors of CEI for the years ended December 31, 2010, 2009 and 2008 is provided below:

	Years Ended December 31,
	2010		2009		2008
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	67,500	$9.54	67,500	$9.54	105,000	$8.45
Forfeited	(30,000)	13.33	—	—	(37,500)	6.50

Outstanding, end of period	37,500	$6.50	67,500	$9.54	67,500	$9.54

Options exercisable at end of period	37,500	6.50	67,500	9.54	22,500	11.05

        A summary of the share options intrinsic value (market value in excess of exercise price at date of exercise) exercised and fair value of units vested (value per Black-Scholes-Merton option pricing model at date of grant) during the years ended December 31, 2010, 2009 and 2008 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Stock Options:	2010	2009	2008
Intrinsic value of units options exercised	$—	$—	$1,089
Fair value of units vested	$—	$49	$38

(10) Fair Value of Financial Instruments

        The estimated fair value of the Partnership's financial instruments has been determined by the Partnership using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided below are not necessarily

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(10) Fair Value of Financial Instruments (Continued)

indicative of the amount the Partnership could realize upon the sale or refinancing of such financial instruments (in thousands).

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fair value of derivative assets	$6,692	$6,692	$14,777	$14,777
Long-term debt	718,570	768,308	873,702	872,340
Obligations under capital lease	31,327	28,807	23,799	22,399
Fair value of derivative liabilities	9,136	9,136	42,443	42,443

        The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

        The Partnership had no borrowings under its revolving credit facility included in long-term debt as of December 31, 2010 and had $529.6 million as of December 31, 2009 and accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the new and old credit facilities. As of December 31, 2010, the Partnership also had borrowings totaling $711.5 million under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million with a fixed rate of 9.5%. As of December 31, 2009, the Partnership also had borrowings totaling $326.0 million under senior secured notes with a weighted average interest rate of 10.5% and the series B secured note with a principal amount of $18.1 million with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of December 31, 2010 was based on third party market quotations. The fair values of the senior secured notes as of December 31, 2009 and the series B secured note as of December 31, 2010 and December 31, 2009 were adjusted to reflect current market interest rates for such borrowings on the applicable date. The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

(11) Derivatives

Interest Rate Swaps

        As a part of the refinancing of the Partnership debt restructuring, in February 2010, all interest rates swaps held by the Partnership were settled for total payments of $27.2 million. All remaining asset and liability balances on the books related to the interest rate swaps at December 31, 2009 were removed and the impact of the transaction on net income was included in other income (expense) in the first quarter of 2010.

        The Partnership did not enter into any new interest rate swaps during the year ended December 31, 2010.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(11) Derivatives (Continued)

        The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Change in fair value of derivatives that do not qualify for hedge accounting	$22,405	$797	$(22,105)
Realized losses on derivatives	(26,542)	(19,044)	(4,608)

	$(4,137)	$(18,247)	$(26,713)

        The fair value of derivate assets and liabilities relating to interest rate swaps are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Fair value of derivative liabilities—current	—	(17,960)
Fair value of derivative liabilities—long-term	—	(6,768)

Net fair value of interest rate swaps	$—	$(24,728)

Commodity Swaps

        The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

        The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include "swing swaps," "third party on-system financial swaps," "marketing financial swaps," "storage swaps," "basis swaps," "processing margin swaps" and "put options". Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Marketing financial swaps are similar to on-system financial swaps, but are entered into for customers not connected to the Partnership's systems. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at our processing plants relating to the option to process versus bypassing our equity gas. Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(11) Derivatives (Continued)

        The components of (gain) loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Years Ended December 31,
	2010	2009	2008
Change in fair value of derivatives that do not qualify for hedge accounting	$1,003	$2,816	$(246)
Realized (gains) losses on derivatives	7,955	(6,139)	(13,352)
Ineffective portion of derivatives qualifying for hedge accounting	142	65	(72)

Net (gains) losses related to commodity swaps	$9,100	$(3,258)	$(13,670)
Net losses included in income from discontinued operations	—	264	5,051

(Gains) losses on derivatives included in continuing operations	$9,100	$(2,994)	$(8,619)

        The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Fair value of derivative assets—current, designated	$1	$369
Fair value of derivative assets—current, non-designated	5,522	8,743
Fair value of derivative assets—long term, non-designated	1,169	5,665
Fair value of derivative liabilities—current, designated	(1,066)	(2,536)
Fair value of derivative liabilities—current, non-designated	(6,914)	(9,841)
Fair value of derivative liabilities—long term, non-designated	(1,156)	(5,338)

Net fair value of derivatives	$(2,444)	$(2,938)

        Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at December 31, 2010 (all gas volumes are expressed in MMBtu's and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2011 for derivatives, except for certain basis swaps that extend to March 2012. Changes in the fair value of the Partnership's mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(11) Derivatives (Continued)

anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	December 31, 2010
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(7,983)	$(1,065)

Total swaps designated as cash flow hedges		$(1,065)

Mark to Market Derivatives:*
Swing swaps (short contracts)	(930)	$—
Physical offsets to swing swap transactions (long contracts)	930	4
Basis swaps (long contracts)	26,460	4,680
Physical offsets to basis swap transactions (short contracts)	(620)	2,158
Basis swaps (short contracts)	(23,420)	(4,481)
Physical offsets to basis swap transactions (long contracts)	620	(2,446)
Third-party on-system swaps (long contracts)	153	(13)
Physical offsets to third-party on-system swap transactions (short contracts)	(153)	37
Processing margin hedges—liquids (short contracts)	(15,947)	(1,458)
Processing margin hedges—gas (long contracts)	1,683	(87)
Storage swap transactions (short contracts)	(290)	163
Liquid put options (purchased)	3,778	64

Total mark to market derivatives		$(1,379)

*
All are gas contracts, volume in MMBtu's, except for processing margin hedges—liquids and liquids swaps (volume in gallons).

        On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of December 31, 2010 of $8.8 million would be reduced to $4.9 million due to the netting feature, all of which relates to other energy companies.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(11) Derivatives (Continued)

Impact of Cash Flow Hedges

        The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Years Ended December 31,
Increase (decrease) in Midstream revenue	2010	2009	2008
Natural gas	$—	$2,156	$63
Liquids	(1,733)	9,707	(10,402)
Realized (gain) loss included in income from discontinued operations	—	(759)	3,127

	$(1,733)	$11,104	$(7,212)

  Natural Gas

        As of December 31, 2010, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

  Liquids

        As of December 31, 2010, an unrealized derivative fair value net loss of $0.9 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). Of this net amount, a $0.9 million loss is expected to be reclassified into earnings through December 2011. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
December 31, 2010.	$(1,391)	$12	$—	$(1,379)

(12) Fair Value Measurements

        FASB ASC 820 sets forth a framework for measuring fair value and required disclosures about fair value measurements of assets and liabilities. Fair value under FASB ASC 820 is defined as the price at

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(12) Fair Value Measurements (Continued)

which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

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

        The Partnership's derivative contracts primarily consist of commodity swap contracts which are not traded on a public exchange. The fair values of commodity swap contracts are determined using discounted cash flow techniques. The techniques incorporate Level 1 and Level 2 inputs for future commodity prices that are readily available in public markets or can be derived from information available in publicly quoted markets. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk and are classified as Level 2 in hierarchy.

        Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	Years Ended December 31,
	2010	2009
	Level 2	Level 2
Interest Rate Swaps	$—	$(24,728)
Commodity Swaps*	(2,444)	(2,938)

Total	$(2,444)	$(27,666)

*
Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(13) Transactions with Related Parties

        CEI paid the Partnership $0.8 million, $0.8 million and $0.7 million during the years ended December 31, 2010, 2009 and 2008, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for CEI provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to CEI for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse us for additional support costs, including, but not limited to, consideration for rent, office support and information service support.

(14) Commitments and Contingencies

  (a) Leases—Lessee

        The Partnership has operating leases for office space, office and field equipment.

        The following table summarizes the Partnership remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in thousands):

2011	$13,507
2012	9,622
2013	6,643
2014	5,012
2015	3,738
Thereafter	5,145

$43,667

        Operating lease rental expense in the years ended December 31, 2010, 2009 and 2008, was approximately $21.9 million, $30.7 million and $39.4 million, respectively.

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

  (c) Environmental Issues

        The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third-party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. The Partnership does not expect to incur any material liability with

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(14) Commitments and Contingencies (Continued)

these sites; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations. In addition, the Partnership has disclosed possible Clean Air Act monitoring deficiencies it has discovered to the Louisiana Department of Environmental Quality (LDEQ) and is working with the department to correct these deficiencies and to address modifications to facilities to bring them into compliance. The Partnership does not expect to incur any material environmental liability associated with these issues.

  (d) Other

        The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.

        In December 2008, Denbury Onshore, LLC ("Denbury") initiated formal arbitration proceedings against Crosstex CCNG Processing Ltd. ("Crosstex Processing"), Crosstex Energy Services, L.P. ("Crosstex Energy"), Crosstex North Texas Gathering, L.P. ("Crosstex Gathering") and Crosstex Gulf Coast Marketing, Ltd. ("Crosstex Marketing"), all wholly-owned subsidiaries of the Partnership, asserting a claim for breach of contract under a gas processing agreement. Denbury alleged damages in the amount of $16.2 million, plus interest and attorneys' fees. An arbitration hearing was held in December 2009 and February 2010 at which Denbury was awarded $3.0 million plus interest, attorneys' fees and costs for its claims. The final award totaling $3.5 million was paid in May 2010. The Partnership accrued an estimate of $3.7 million for this award as of December 31, 2009 and reflected the related expense in purchased gas costs in the fourth quarter of 2009.

        On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. in the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership. The lawsuit alleges that the plaintiffs have incurred at least $65.0 million in damages, including damage to equipment and lost profits. The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit. The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

        At times, the Partnership's gas-utility subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain provided under state law. As a result, the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership's gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(14) Commitments and Contingencies (Continued)

methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

        On October 23, 2006, Crosstex North Texas Gathering, L.P. filed a lawsuit against Robert L. Dow in the County Court at Law No. 1 of Tarrant County, Texas seeking a pipeline easement across portion of the defendant's sand and gravel mining operation. The court awarded the defendant $0.1 million in damages, but the defendant appealed and claimed damages for the taking, damages to the remainder of this property and damages due to lost profits from the sale of frac sand in excess of $90.0 million. The Partnership settled this matter and received a pipeline easement in exchange for a payment of $6.75 million in 2010, which is included as a property cost.

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

        On July 22, 2008, SemStream, L.P. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of July 22, 2008, SemStream, L.P. owed the Partnership approximately $6.2 million. On or around April 6, 2010, the Partnership settled its bankruptcy claim and received a payment of $2.1 million.

(15) Segment Information

        In 2010, the Partnership's management realigned the composition of its segments. Accordingly, the Partnership has recast its segment information for prior periods to reflect this new alignment.

        Identification of operating segments is based principally upon regions served. The Partnership's reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas (NTX), the pipelines and processing plants located in Louisiana (LIG) and the south Louisiana processing and NGL assets (PNGL). Operating activity for assets sold in the comparative periods that was not considered discontinued operations as well as intersegment eliminations are shown in the corporate segment. Segment data for the years ended December 31, 2010, 2009 and 2008 do not include assets held for sale.

        The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital and debt financing costs. Profit in the corporate segment for the years ended December 31, 2010, 2009 and 2008 includes the operating activity of assets sold but not considered discontinued operations.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(15) Segment Information (Continued)

        Summarized financial information concerning the Partnership's reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Year Ended December 31, 2010:
Sales to external customers	$880,336	$309,771	$602,569	$—	$1,792,676
Sales to affiliates	82,688	89,752	—	(172,440)	—
Purchased gas and NGLs	(845,627)	(240,085)	(541,104)	172,440	(1,454,376)
Operating expenses	(33,188)	(46,384)	(25,488)	—	(105,060)

Segment profit	$84,209	$113,054	$35,977	$—	$233,240

Loss on derivatives	$(3,664)	$(5,352)	$(84)	$—	$(9,100)
Depreciation, amortization and impairments	$(12,308)	$(64,458)	$(31,661)	$(4,435)	$(112,862)
Capital expenditures	$9,930	$31,678	$5,871	$1,907	$49,386
Identifiable assets	$330,199	$1,107,279	$493,143	$54,319	$1,984,940
Year Ended December 31, 2009:
Sales to external customers	$830,248	$439,265	$297,872	$16,166	$1,583,551
Sales to affiliates	63,581	70,141	—	(133,722)	—
Purchased gas and NGLs	(792,991)	(352,762)	(250,060)	123,484	(1,272,329)
Operating expenses	(27,550)	(49,379)	(30,991)	(2,474)	(110,394)

Segment profit	$73,288	$107,265	$16,821	$3,454	$200,828

Gain (loss) on derivatives	$(467)	$2,289	$1,172	$—	$2,994
Depreciation, amortization and impairments	$(12,996)	$(65,956)	$(35,284)	$(7,746)	$(121,982)
Capital expenditures	$30,992	$43,289	$7,973	$1,153	$83,407
Identifiable assets	$341,495	$1,168,182	$505,155	$54,349	$2,069,181
Year Ended December 31, 2008
Sales to external customers	$2,035,619	$880,032	$561,544	$81,018	$3,558,213
Sales to affiliates	162,307	96,665	—	(258,972)	—
Purchased gas and NGLs	(2,097,272)	(830,668)	(512,078)	189,591	(3,250,427)
Operating expenses	(29,867)	(50,575)	(40,027)	(5,285)	(125,754)

Segment profit	$70,787	$95,454	$9,439	$6,352	$182,032

Gain on derivatives	$6,940	$570	$1,109	$—	$8,619
Depreciation, amortization and impairments	$(10,255)	$(51,663)	$(54,695)	$(20,281)	$(136,894)
Capital expenditures	$24,002	$160,235	$18,557	$26,564	$229,358
Identifiable assets	$365,937	$1,225,055	$476,280	$64,005	$2,131,277

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(15) Segment Information (Continued)

        The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Years ended December 31,
	2010	2009	2008
Segment profits	$233,240	$200,828	$182,032
General and administrative expenses	(48,414)	(59,854)	(68,864)
Gain (loss) on derivatives	(9,100)	2,994	8,619
Gain on sale of property	13,881	666	947
Depreciation, amortization and impairments	(112,862)	(121,982)	(136,894)

Operating income (loss)	$76,745	$22,652	$(14,160)

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(16) Quarterly Financial Data (Unaudited)

        Summarized unaudited quarterly financial data adjusted for immaterial correction as discussed in Note 17 is presented below.

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
2010:
Revenues	$468,658	$442,048	$454,735	$427,235	$1,792,676
Operating income	$24,598	$17,591	$16,731	$17,825	$76,745
Net income (loss) attributable to the non-controlling interest	$(35)	$10	$13	$31	$19
Net loss attributable to the Crosstex Energy, L.P.	$(17,328)	$(2,468)	$(3,668)	$(2,384)	$(25,848)
Preferred interest in net income attributable to Crosstex Energy, L.P.	$3,125	$3,125	$3,676	$3,824	$13,750
Beneficial conversion feature attributable to preferred units	$22,279	$—	$—	$—	$22,279
General partner interest in net loss	$(1,496)	$(1,279)	$(820)	$(776)	$(4,371)
Limited partners' interest in net loss attributable to Crosstex Energy, L.P.	$(41,236)	$(4,314)	$(6,524)	$(5,432)	$(57,506)
Loss per limited partner unit—basic	$(0.81)	$(0.08)	$(0.13)	$(0.11)	$(1.12)
Loss per limited partner unit—diluted	$(0.81)	$(0.08)	$(0.13)	$(0.11)	$(1.12)
2009:
Revenues	$382,435	$378,471	$389,822	$432,823	$1,583,551
Operating income	$3,619	$7,061	$8,345	$3,627	$22,652
Discontinued operations	$3,750	$4,590	$93,461	$80,150	$181,951
Net income (loss) attributable to the non-controlling interest	$32	$9	$(50)	$69	$60
Net income (loss) attributable to the Crosstex Energy, L.P.	$(15,338)	$(10,318)	$74,189	$55,873	$104,406
General partner interest in net income (loss)	$(940)	$(951)	$681	$391	$(819)
Limited partners' interest in net income (loss) attributable to Crosstex Energy, L.P.	$(14,398)	$(9,367)	$73,508	$55,482	$105,225
Earnings (loss) per limited partner unit—basic	$(1.06)	$(0.19)	$1.46	$1.09	$1.44
Earnings (loss) per limited partner unit—diluted	$(1.06)	$(0.19)	$1.44	$1.07	$1.40
Basic and diluted senior subordinated series D unit	$8.85	$—	$—	$—	$8.85

(17) Immaterial Correction to Prior Period Financial Statements

        The Partnership has determined that certain immaterial corrections were required to previously issued financial statements as discussed below. The consolidated statements of operations for the years ended December 31, 2009 and 2008 have been recast to reflect, on a gross basis, certain revenues and

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

(17) Immaterial Correction to Prior Period Financial Statements (Continued)

purchased gas and NGL costs associated with its NGL marketing activities previously reported on a net basis. As a result both revenues and purchased gas and NGL costs were understated by $83.6 million and $65.8 million for the years ended December 31, 2009 and 2008. In addition, the Partnership determined that certain intercompany revenues and purchased gas costs associated with discontinued operations were not properly identified and eliminated when discontinued operations were segregated from continued operations for the years ended December 31, 2009 and 2008. These intercompany revenues and costs were incorrectly eliminated from continuing operations which resulted in equal understatements of revenues and purchased gas costs from continuing operations of $40.9 million and $416.4 million for the years ended December 31, 2009 and 2008, respectively.

        The corrections did not impact the Partnership's operating income and were not material to the Partnership's revenues and costs for the applicable periods.

        The following table reflects the revenues, purchased gas and NGL costs and total operating costs and expenses as previously reported and as corrected for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31
	2009	2008
As previously reported:
Total revenues	$1,459,090	$3,076,011
Purchased gas and NGLs	1,147,868	2,768,225
Total operating costs and expenses	1,436,438	3,090,171
Operating income (loss)	22,652	(14,160)
As corrected:
Total revenues	$1,583,551	$3,558,213
Purchased gas and NGLs	1,272,329	3,250,427
Total operating costs and expenses	1,560,899	3,572,373
Operating income (loss)	22,652	(14,160)

Schedule II

CROSSTEX ENERGY, L.P.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2010 Allowance for doubtful accounts	$410	$395	$642	$163
Year ended December 31, 2009 Allowance for doubtful accounts	$3,655	$1,070	$4,315	$410
Year ended December 31, 2008 Allowance for doubtful accounts	$985	$2,670	$—	$3,655