Form 10-Q
period 2011-03-31
CROSSTEX ENERGY LP
filed 2011-05-06
CIK 1179060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

As of April 26, 2011, the Registrant had 50,508,003 common units outstanding.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$837	$17,697
Accounts and notes receivable, net:
Trade, accrued revenue and other	206,446	209,997
Related Party	780	22
Fair value of derivative assets	5,977	5,523
Natural gas and natural gas liquids, prepaid expenses and other	11,282	9,741
Total current assets	225,322	242,980
Property and equipment, net of accumulated depreciation of $348,056 and $329,315, respectively	1,220,626	1,215,104
Fair value of derivative assets	47	1,169
Intangible assets, net of accumulated amortization of $162,647 and $151,735, respectively	488,063	498,975
Other assets, net	25,267	26,712
Total assets	$1,959,325	$1,984,940

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable, accrued gas purchases and other	$174,356	$178,937
Fair value of derivative liabilities	10,692	7,980
Current portion of long-term debt	7,058	7,058
Other current liabilities	45,433	66,645
Total current liabilities	237,539	260,620
Long-term debt	727,986	711,512
Other long-term liabilities	26,152	26,879
Deferred tax liability	7,712	7,837
Fair value of derivative liabilities	349	1,156
Commitments and contingencies	—	—
Partners’ equity	959,587	976,936
Total liabilities and partners’ equity	$1,959,325	$1,984,940

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per unit
	amounts)
Revenues	$450,315	$468,658
Operating costs and expenses:
Purchased gas and NGLs	360,478	387,463
Operating expenses	25,044	26,465
General and administrative	11,755	12,689
Gain on sale of property	(19)	(14,343)
Loss on derivatives	3,421	3,696
Impairments	—	998
Depreciation and amortization	29,653	27,092
Total operating costs and expenses	430,332	444,060
Operating income	19,983	24,598
Other income (expense):
Interest expense, net of interest income	(19,769)	(26,855)
Loss on extinguishment of debt	—	(14,713)
Other income	113	182
Total other income (expense)	(19,656)	(41,386)
Income (loss) before non-controlling interest and income taxes	327	(16,788)
Income tax provision	(253)	(575)
Net income (loss)	74	(17,363)
Less: Net loss attributable to the non-controlling interest	(54)	(35)
Net income (loss) attributable to Crosstex Energy, L.P.	$128	$(17,328)
Preferred interest in net income (loss) attributable to Crosstex Energy, L.P.	$4,265	$3,125
Beneficial conversion feature attributable to preferred units	$—	$22,279
General partner interest in net income (loss)	$(522)	$(1,496)
Limited partners’ interest in net income (loss) attributable to Crosstex Energy, L.P.	$(3,615)	$(41,236)
Net loss attributable to Crosstex Energy, L.P. per limited partners’ unit:
Basic and diluted common unit	$(0.07)	$(0.81)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners’ Equity

Three Months Ended March 31, 2011

							Accumulated
					General Partner		Other
	Common Units		Preferred Units		Interest		Comprehensive	Non-Controlling
	$	Units	$	Units	$	Units	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2010	$807,020	50,255	$146,888	14,706	$20,979	1,325	$(859)	$2,908	$976,936
Proceeds from exercise of unit options	224	49	—	—	—	—	—	—	224
Conversion of restricted units for common units, net of units withheld for taxes	(1,328)	198	—	—	—	—	—	—	(1,328)
Capital contributions	—	—	—	—	97	6	—	—	97
Stock-based compensation	1,224	—	—	—	966	—	—	—	2,190
Distributions	(13,326)	—	(3,824)	—	(447)	—	—	—	(17,597)
Net income (loss)	(3,615)	—	4,265	—	(522)	—	—	(54)	74
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	388	—	388
Adjustment in fair value of derivatives	—	—	—	—	—	—	(1,397)	—	(1,397)
Balance, March 31, 2011	$790,199	50,502	$147,329	14,706	$21,073	1,331	$(1,868)	$2,854	$959,587

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income (loss)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Net income (loss)	$74	$(17,363)
Hedging losses reclassified to earnings	388	1,402
Adjustment in fair value of derivatives	(1,397)	414
Comprehensive loss	(935)	(15,547)
Comprehensive loss attributable to non-controlling interest	54	35
Comprehensive loss attributable to Crosstex Energy, L.P.	$(881)	$(15,512)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$74	$(17,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,653	27,092
Gain on sale of property	(19)	(14,343)
Impairments	—	998
Deferred tax benefit	(125)	(125)
Non-cash stock-based compensation	2,190	2,532
Derivatives mark to market interest rate settlement	—	(24,160)
Non-cash portion of derivatives loss	1,574	2,288
Non-cash portion of loss on debt extinguishment	—	5,396
Payment of interest paid-in-kind debt	—	(11,558)
Amortization of debt issue costs	1,552	2,128
Amortization of discount on notes	474	263
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	2,793	12,127
Natural gas and natural gas liquids, prepaid expenses and other	(1,537)	2,228
Accounts payable, accrued gas purchases and other accrued liabilities	(34,799)	(11,730)
Fair value of derivatives	(10)	—
Net cash provided by (used in) operating activities	1,820	(24,227)
Cash flows from investing activities:
Additions to property and equipment	(21,596)	(9,670)
Insurance recoveries on property and equipment	—	874
Proceeds from sale of property	47	39,675
Net cash provided by (used in) investing activities	(21,549)	30,879
Cash flows from financing activities:
Proceeds from borrowings	84,250	809,862
Payments on borrowings	(68,250)	(908,160)
Payments on capital lease obligations	(723)	(556)
Increase (decrease) in drafts payable	6,302	(1,622)
Debt refinancing costs	(106)	(28,063)
Conversion of restricted units, net of units withheld for taxes	(1,328)	(1,772)
Distributions to non-controlling interest	—	(184)
Distribution to partners	(17,597)	—
Proceeds from issuance of preferred units	—	120,786
Proceeds from exercise of unit options	224	140
Contributions from general partner	97	2,687
Net cash provided by (used in) financing activities	2,869	(6,882)
Net decrease in cash and cash equivalents	(16,860)	(230)
Cash and cash equivalents, beginning of period	17,697	779
Cash and cash equivalents, end of period	$837	$549
Cash paid for interest	$33,693	$26,696
Cash refund for income taxes	$—	$(5)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

Crosstex Energy GP, LLC is the general partner of the Partnership. Crosstex Energy GP, LLC is a direct, wholly-owned subsidiary of Crosstex Energy, Inc. (CEI).

The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for the prior year to conform to the current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.

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

(2) Long-Term Debt

As of March 31, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2011 and December 31, 2010 was 4.75% and 4.0%, respectively	$16,000	$—
Senior unsecured notes (due 2018), net of discount of $13.0 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	711,986	711,512
Series B secured note assumed in the Eunice transaction (due 2011), which bears interest at the rate of 9.5%	7,058	7,058
	735,044	718,570
Less current portion	(7,058)	(7,058)
Debt classified as long-term	$727,986	$711,512

Credit Facility. As of March 31, 2011, there was $73.2 million in outstanding letters of credit and $16.0 million borrowed under the bank credit facility leaving approximately $330.8 million available for future borrowing based on the borrowing capacity of $420.0 million. In May 2011 the Partnership amended its credit facility as discussed in Note (11).

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

The credit facility is guaranteed by substantially all of the Partnership’s subsidiaries and is secured by first priority liens on substantially all of the Partnership’s assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of the Partnership’s equity interests in substantially all of its subsidiaries.

Non Guarantors.  The senior unsecured notes are jointly and severally guaranteed by each of the Partnership’s current material subsidiaries (the “Guarantors”), with the exception of its regulated Louisiana subsidiaries (which may only guarantee up to $500.0 million of the Partnership’s debt), CDC (the Partnership’s joint venture in Denton County, Texas which is not 100% owned by the Partnership) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership’s indebtedness, including the senior unsecured notes). Guarantors may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into another company if such a sale would cause a default under the terms of the senior unsecured notes. Since certain wholly owned subsidiaries do not guarantee the senior unsecured notes, the condensed consolidating financial statements of the guarantors and non-guarantors for the three months ended March 31, 2011 and 2010 are disclosed below in accordance with Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance Sheets

March 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Total current assets	$209,985	$15,337	$—	$225,322
Property, plant and equipment, net	994,616	226,010	—	1,220,626
Total other assets	513,374	3	—	513,377
Total assets	$1,717,975	$241,350	$—	$1,959,325

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$231,781	$5,758	$—	$237,539
Long-term debt	727,986	—	—	727,986
Other long-term liabilities	34,213	—	—	34,213
Partners’ capital	723,995	235,592	—	959,587
Total liabilities & partners’ capital	$1,717,975	$241,350	$—	$1,959,325

December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Total current assets	$229,997	$12,983	$—	$242,980
Property, plant and equipment, net	987,018	228,086	—	1,215,104
Total other assets	526,853	3	—	526,856
Total assets	$1,743,868	$241,072	$—	$1,984,940

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$254,460	$6,160	$—	$260,620
Long-term debt	711,512	—	—	711,512
Other long-term liabilities	35,872	—	—	35,872
Partners’ capital	742,024	234,912	—	976,936
Total liabilities & partners’ capital	$1,743,868	$241,072	$—	$1,984,940

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$435,485	$21,903	$(7,073)	$450,315
Total operating costs and expenses	(428,695)	(8,710)	7,073	(430,332)
Operating income	6,790	13,193	—	19,983
Interest expense, net	(19,769)	—	—	(19,769)
Other income	113	—	—	113
Income (loss) before non-controlling interest and income taxes	(12,866)	13,193	—	327
Income tax provision	(249)	(4)	—	(253)
Net loss attributable to non-controlling interest	—	54	—	54
Net income (loss) attributable to Crosstex Energy, L.P.	$(13,115)	$13,243	$—	$128

For the Three Months Ended March 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$453,573	$21,408	$(6,323)	$468,658
Total operating costs and expenses	(441,445)	(8,938)	6,323	(444,060)
Operating income	12,128	12,470	—	24,598
Interest expense, net	(26,854)	(1)	—	(26,855)
Other loss	(14,531)	—	—	(14,531)
Income (loss) before non-controlling interest and income taxes	(29,257)	12,469	—	(16,788)
Income tax provision	(574)	(1)	—	(575)
Net loss attributable to non-controlling interest	—	35	—	35
Net income (loss) attributable to Crosstex Energy, L.P.	$(29,831)	$12,503	$—	$(17,328)

Condensed Consolidating Statements of Cash Flow

For the Three Months Ended March 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
Net cash flows provided by (used in) operating activities	$(12,615)	$14,435	$—	$1,820
Net cash flows used in investing activities	$(20,135)	$(1,414)	$—	$(21,549)
Net cash flows provided by (used in) financing activities	$2,869	$(12,511)	$12,511	$2,869

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

For the Three Months Ended March 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
Net cash flows provided by (used in) operating activities	$(33,452)	$9,225	$—	$(24,227)
Net cash flows provided by (used in) investing activities	$33,438	$(2,559)	$—	$30,879
Net cash flows used in financing activities	$(6,698)	$(6,803)	$6,619	$(6,882)

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of March 31, 2011 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(7,773)
Net assets under capital lease	$29,426

The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of March 31, 2011 (in thousands):

2011	$3,437
2012 through 2015 ($4,582 annually)	18,328
Thereafter	16,680
Less: Interest	(7,845)
Net minimum lease payments under capital lease	30,600
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$26,152

(4)      Partners’ Capital

(a) Cash Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter.

The Partnership’s fourth quarter 2010 distribution on its common and preferred units of $0.26 per unit was paid on February 11, 2011.  The Partnership increased its first quarter 2011 distribution on its common and preferred units to $0.29 per unit to be paid on May 13, 2011.

(b) Earnings per Unit and Dilution Computations

The Partnership had common units and preferred units outstanding during the three months ended March 31, 2011 and 2010.  The preferred units were issued in January 2010 at a discount, which represents a beneficial conversion feature (BCF), totaling $22.3 million to the market price of the common units they are convertible into. The BCFs attributable to the preferred units represent non-cash distributions that are treated in the same way as a cash distribution for earnings per unit computations for the three months ended March 31, 2010.

The preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Income is allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

As required under FASB ASC 260-10-45-61A, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations.  The following table reflects the computation of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Three Months Ended March 31,
	2011	2010
Limited partners’ interest in net loss	$(3,615)	$(41,236)
Distributed earnings allocated to:
Common units (1)	$14,625	$—
Unvested restricted units (1)	299	—
Total distributed earnings	$14,924	$—
Undistributed loss allocated to:
Common units	$(18,231)	$(40,129)
Unvested restricted units	(308)	(1,107)
Total undistributed loss	$(18,539)	$(41,236)
Net loss allocated to:
Common units	$(3,606)	$(40,129)
Unvested restricted units	(9)	(1,107)
Total limited partners’ interest in net loss	$(3,615)	$(41,236)
Basic and diluted net loss per unit:
Basic and diluted common unit	$(0.07)	$(0.81)

(1)          Represents declared distribution of $0.29 per unit payable on May 13, 2011.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic and diluted weighted average units outstanding:
Weighted average limited partner common units outstanding	50,472	49,739

All common unit equivalents were antidilutive in the three months ended March 31, 2011 and March 31, 2010 because the limited partners were allocated net losses in these periods.

The general partner is entitled to a 2.0% distribution with respect to all distributions made to common unitholders. If the distributions are in excess of $0.2125 per unit, distributions are made 98.0% to the common and preferred unitholders and 2.0% to the general partner, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved.

When quarterly distributions are made pro-rata to common and preferred unitholders, net income for the general partner consists of incentive distributions to the extent earned, a deduction for stock-based compensation attributable to CEI’s stock options and restricted shares and 2.0% of the original Partnership’s net income (loss) adjusted for the CEI stock-based compensation specifically allocated to the general partner. When quarterly distributions are made solely to the preferred unitholders, the net income for the general partner consists of the CEI stock-based compensation deduction and 2.0% of the Partnership’s net income (loss) after the allocation of income to the preferred unitholders with respect to their preferred distribution adjusted for the CEI stock-based compensation specifically allocated to the general partner.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

Under the quarterly incentive distribution provisions, generally the Partnership’s general partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23.0% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. The net income (loss) allocated to the general partner is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Income allocation for incentive distributions	$398	$—
Stock-based compensation attributable to CEI’s restricted shares	(941)	(1,109)
2% general partner interest in net income (loss)	21	(387)
General partner share of net loss	$(522)	$(1,496)

(5) Employee Incentive Plans

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

	Three Months Ended
	March 31,
	2011	2010
Cost of share-based compensation charged to general and administrative expense	$1,726	$2,110
Cost of share-based compensation charged to operating expense	464	422
Total amount charged to income	$2,190	$2,532

(b) Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2011 is provided below:

	Three Months Ended March 31, 2011
		Weighted
		Average
	Number of	Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	1,047,374	$10.30
Granted	273,547	15.04
Vested*	(287,951)	11.02
Forfeited	(1,393)	6.00
Non-vested, end of period	1,031,577	$11.36
Aggregate intrinsic value, end of period (in thousands)	$17,454

* Vested units include 90,264 units withheld for payroll taxes paid on behalf of employees.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

The Partnership issued restricted units in 2011 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share based compensation cost calculations at March 31, 2011.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2011 and 2010 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, L.P. Restricted Units:	2011	2010
Aggregate intrinsic value of units vested	$4,239	$6,316
Fair value of units vested	$3,173	$2,518

As of March 31, 2011, there was $7.1 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(c)  Unit Options

A summary of the unit option activity for the three months ended March 31, 2011 is provided below:

	Three Months Ended March 31, 2011
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	611,311	$6.77
Exercised	(48,610)	4.63
Forfeited	(6,478)	5.50
Expired	—	—
Outstanding, end of period	556,223	$6.97
Options exercisable at end of period	309,769	$8.11
Weighted average contractual term (years) end of period:
Options outstanding	7.9
Options exercisable	7.5
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$6,119
Options exercisable	$3,312

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes-Merton option pricing model at date of grant) during the three months ended March 31, 2011 and 2010 are provided below (in thousands):

	Three Months Ended March 31,
Crosstex Energy, L.P. Unit Options:	2011	2010
Intrinsic value of unit options exercised	$506	$159
Fair value of units vested	$325	$35

As of March 31, 2011, there was $0.5 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1.6 years.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

(d)      Crosstex Energy, Inc.’s Restricted Stock

CEI’s restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the three months ended March 31, 2011 is provided below:

	Three Months Ended March 31, 2011
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,108,998	$8.64
Granted	444,595	8.61
Vested*	(285,564)	10.12
Forfeited	(1,393)	4.85
Non-vested, end of period	1,266,636	$8.30
Aggregate intrinsic value, end of period (in thousands)	$12,594

* Vested shares include 87,279 shares withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted shares in 2011 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at March 31, 2011.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three months ended March 31, 2011 and 2010 are provided below (in thousands):

	Three Months Ended
	March 31,
Crosstex Energy, Inc. Restricted Shares:	2011	2010
Aggregate intrinsic value of shares vested	$2,578	$315
Fair value of shares vested	$2,890	$1,026

As of March 31, 2011, there was $6.2 million of unrecognized compensation costs related to non-vested CEI restricted shares. The cost is expected to be recognized over a weighted average period of 2.3 years.

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted to officers or employees of the Partnership since 2005. There are 37,500 CEI stock options vested and exercisable at March 31, 2011.

(6) Derivatives

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risks related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “storage swaps,” “basis swaps,” “processing margin swaps,” and “put options.”  Swing swaps are generally short-term in nature (one month), and are usually entered into to protect

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.  Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

The components of loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Change in fair value of derivatives that do not qualify for hedge accounting	$1,555	$2,348
Realized losses on derivatives	1,761	1,408
Ineffective portion of derivatives qualifying for hedge accounting	19	(60)
Net losses related to commodity swaps	$3,335	$3,696
Put option premium mark to market	86	—
Losses on derivatives	$3,421	$3,696

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Fair value of derivative assets — current, designated	$3	$1
Fair value of derivative assets — current, non-designated	5,974	5,522
Fair value of derivative assets — long term, non-designated	47	1,169
Fair value of derivative liabilities — current, designated	(1,910)	(1,066)
Fair value of derivative liabilities — current, non-designated	(8,782)	(6,914)
Fair value of derivative liabilities — long term, designated	(187)	—
Fair value of derivative liabilities — long term, non-designated	(162)	(1,156)
Net fair value of derivatives	$(5,017)	$(2,444)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at March 31, 2011 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2012 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

	March 31, 2011
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(12,249)	$(2,093)
Total swaps designated as cash flow hedges		$(2,093)

Mark to Market Derivatives:*
Swing swaps (short contracts)	(4,065)	$(4)
Physical offsets to swing swap transactions (long contracts)	4,065	(48)

Basis swaps (long contracts)	21,243	4,430
Physical offsets to basis swap transactions (short contracts)	(803)	3,174
Basis swaps (short contracts)	(19,103)	(4,194)
Physical offsets to basis swap transactions (long contracts)	803	(3,297)

Third-party on-system swaps (long contracts)	77	(9)
Physical offsets to third-party on-system swap transactions (short contracts)	(77)	21

Processing margin hedges — liquids (short contracts)	(18,200)	(3,247)
Processing margin hedges — gas (long contracts)	2,025	172

Storage swap transactions (short contracts)	(70)	4

Liquid put options (purchased)	5,552	74
Total mark to market derivatives		$(2,924)

*                 All are gas contracts, volume in MMBtu’s, except for processing margin hedges — liquids and liquids swaps (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of March 31, 2011 of $9.1 million would be reduced to $3.3 million due to the netting feature, all of which relates to other energy companies.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended
	March 31,
Increase (Decrease) in Midstream Revenue	2011	2010
Liquids	$(660)	$(842)
Realized loss included in Midstream revenue	$(660)	$(842)

Natural Gas

As of March 31, 2011, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of March 31, 2011, an unrealized derivative fair value net loss of $1.9 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive loss. Of this net amount, an approximate loss of $1.7 million is expected to be reclassified into earnings through March 2012. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps and put options purchased are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
March 31, 2011	$(2,809)	$(115)	$—	$(2,924)

(7)      Fair Value Measurements

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2011	December 31, 2010
	Level 2	Level 2
Commodity Swaps*	$(5,017)	$(2,444)
Total	$(5,017)	$(2,444)

*	Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date.

(8)      Fair Value of Financial Instruments

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fair value of derivative assets	$6,024	$6,024	$6,692	$6,692
Long-term debt	735,044	810,589	718,570	768,308
Obligations under capital lease	30,600	28,697	31,327	28,807
Fair value of derivative liabilities	11,041	11,041	9,136	9,136

The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $16.0 million in borrowings under its revolving credit facility included in long-term debt as of March 31, 2011 and no borrowing at December 31, 2010 and accrued interest under floating interest rate structures. Accordingly, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of March 31, 2011 and December 31, 2010, the Partnership also had borrowings totaling $712.0 million and $711.5 million, respectively, under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million and $7.1 million, respectively, with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of March 31, 2011 and December 31, 2010 was based on third party market quotations. The fair values of the series B secured note as of March 31, 2011 and December 31, 2010 were adjusted to reflect current market interest rates for such borrowings on the applicable date. The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

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

(10) Segment Information

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended March 31, 2011:
Sales to external customers	$204,433	$80,966	$164,916	$—	$450,315
Sales to affiliates	22,807	$21,585	$—	$(44,392)	$—
Purchased gas and NGLs	(195,503)	$(63,159)	$(146,208)	$44,392	$(360,478)
Operating expenses	(8,067)	$(11,352)	$(5,625)	$—	$(25,044)
Segment profit	$23,670	$28,040	$13,083	$—	$64,793
Loss on derivatives	$(2,685)	$(716)	$(20)	$—	$(3,421)
Depreciation, amortization and impairments	$(3,142)	$(17,720)	$(7,713)	$(1,078)	$(29,653)
Capital expenditures	$1,550	$18,203	$4,083	$487	$24,323
Identifiable assets	$323,881	$1,110,852	$489,147	$35,445	$1,959,325
Three Months Ended March 31, 2010:
Sales to external customers	$245,358	$110,134	$113,166	$—	$468,658
Sales to affiliates	21,714	25,791	1,531	(49,036)	—
Purchased gas and NGLs	(239,295)	(98,298)	(98,906)	49,036	(387,463)
Operating expenses	(8,459)	(12,052)	(5,954)	—	(26,465)
Segment profit	$19,318	$25,575	$9,837	$—	$54,730
Loss on derivatives	$(1,810)	$(1,814)	$(72)	$—	$(3,696)
Depreciation, amortization and
impairments	$(3,021)	$(16,056)	$(7,895)	$(1,118)	$(28,090)
Capital expenditures	$930	$2,688	$69	$415	$4,102
Identifiable assets	$345,857	$1,145,897	$488,641	$44,316	$2,024,711

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Segment profits	$64,793	$54,730
General and administrative expenses	(11,755)	(12,689)
Loss on derivatives	(3,421)	(3,696)
Gain on sale of property	19	14,343
Depreciation, amortization and impairments	(29,653)	(28,090)
Operating income	$19,983	$24,598

(11) Subsequent Event

In May 2011, the Partnership amended its bank credit facility. The borrowing capacity under the credit facility has been increased from $420.0 million to $485.0 million and the maturity was extended from February 2014 to May 2016. Additionally, the amendment to the Partnership’s credit facility, among other things, (i) increased the maximum permitted leverage ratios during certain fiscal quarters and (ii) decreased the interest rate the Partnership pays on the obligations under the credit facility. Also under the amended credit facility, we increased the accordian from $100.0 million to $150.0 million, which permits us to increase our borrowing base if any bank in the credit facility or a new bank is willing to undertake such commitment.

The Partnership may prepay all loans under the amended credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Under the amended credit facility, borrowings bear interest at the Partnership’s option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The Partnership pays a per annum fee (as described below) on all letters of credit issued under the amended credit facility and a commitment fee of between 0.375% and 0.50% per annum on the unused availability under the amended credit facility. The commitment fee, letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership’s leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

	Base Rate	Eurodollar Rate	Letter of Credit
Leverage Ratio	Loans	Loans	Fees
Greater than or equal to 4.50 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	1.75%	2.75%	2.75%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.50%	2.50%	2.50%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.25%	2.25%	2.25%
Less than 3.00 to 1.00	1.00%	2.00%	2.00%

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements-(Continued)

The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.

The maximum permitted leverage ratio is as follows:

•                       5.00 to 1.00 for the fiscal quarter ending March 31, 2011 and June 30, 2011;

•                       4.75 to 1.00 for the fiscal quarter ending September 30, 2011 and each fiscal quarter thereafter.

The maximum permitted senior leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges), is 2.75 to 1.00.

All other material terms of the credit facility are described in the Partnership’s Annual Report on Form 10-K filing for the year ended December 31, 2010. The Partnership expects to be in compliance with all credit facility covenants for at least the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware limited partnership formed on July 12, 2002.  Our primary focus is on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs), which we manage as regional reporting segments of midstream activity.  Our geographic focus is in the north Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (LIG and the south Louisiana processing and NGL assets, or PNGL). We manage our operations by focusing on gross operating margin because our business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.

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

One contract (the “Delivery Contract”) has a term to 2019 that obligates us to supply approximately 150,000 MMBtu/d of gas.  At the time that we entered into the Delivery Contract in 2008, we had dedicated supply sources in the Barnett Shale that exceeded the delivery obligations under the Delivery Contract.  Our agreements with these suppliers generally provided that the purchase price for the gas was equal to a portion of our sales price for such gas less certain fees and costs.  Accordingly, we were initially able to generate a positive margin under the Delivery Contract.  However, since entering into the Delivery Contract, there has been both (1) a reduction in the gas available under our supply contracts and (2) the discovery of other shale reserves, most notably the Haynesville and the Marcellus Shales, which has increased the supplies available to East Coast markets and reduced the basis spread between north Texas-area production and the market indices used in the Delivery Contract.  Due to these factors, we have had to purchase a portion of the gas to fulfill our obligations under the Delivery Contract at market prices, resulting in negative margins under the Delivery Contract.

We have recorded a loss of approximately $3.0 million during the three months ended March 31, 2011 on the Delivery Contract.  We currently expect that we will record a loss of approximately $10.0 million to $14.0 million on the Delivery Contract for the year ending December 31, 2011.  This estimate is based on forward prices, basis spreads and other market assumptions as of March 31, 2011. These assumptions are subject to change if market conditions change during the remainder of 2011, and actual results under the Delivery Contract in 2011 could be substantially different from our current estimates, which may result in a greater loss than currently estimated.

We also realize gross operating margins from our processing services primarily through three different contract arrangements: processing margins (margin), percentage of liquids (POL) or fixed-fee based. Under margin contract arrangements our gross operating margins are higher during periods of high liquid prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Under fixed-fee based contracts our gross operating margins are driven by throughput volume. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

Operating expenses are costs directly associated with the operations of a particular asset. Among the most significant of these costs are those associated with direct labor and supervision, property insurance, property taxes, repair and maintenance expenses, contract services and utilities. These costs are normally fairly stable across broad volume ranges, and therefore do not normally decrease or increase significantly in the short term with decreases or increases in the volume of gas or liquids moved through the asset.

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

Recent Developments

Credit Facility. On May 2, 2011, we amended our bank credit facility.  This amendment increased our borrowing capacity from $420.0 million to $485.0 million, reduced its interest rates and improved terms of other covenants under the facility. See Note (11) to the condensed consolidated financial statements for a discussion of the amended terms.

Asset Expansions.  We completed two expansion projects on our natural gas gathering system in the Barnett Shale play in North Texas that we expect will contribute to gathered volumes. We also reactivated our Eunice natural gas liquids (NGL) fractionator in south central Louisiana, which will give us operational flexibility, increased fractionation capacity and the ability to capture new NGL-related business. The two North Texas projects became operational in late March 2011 and the Eunice NGL fractionator became operational  in early April 2011.

We expanded our natural gas gathering system in North Texas with the construction of a $25.0 million, 15-mile pipeline extension to serve major Barnett Shale producers.  The project, which is supported by volumetric commitments, includes a seven-mile low-pressure pipeline, an eight-mile high-pressure pipeline and a compressor station in southwest Tarrant County that provides customers with greater takeaway capacity to accommodate their transportation requirements.

We also entered into a 10-year firm gathering and compression agreement with a major Barnett Shale producer for an additional 50 MMcf/d on our North Texas gathering system.  We constructed a compressor station on an existing gathering line to accommodate the customer’s transportation requirements.

In south central Louisiana, our Eunice NGL fractionator was reactivated with the necessary equipment to accommodate 15,000 barrels of NGLs per day (“Bbls/d”).  Additional capacity of 21,000 Bbls/d can be restarted as supplies grow. The Eunice start-up and expansion project increased our fractionation capacity for liquids products from 40,000 Bbls/d to 55,000 Bbls/d.

Non-GAAP Financial Measures

We include the following non-GAAP financial measures: Adjusted EBITDA and gross operating margin. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with generally accepted accounting principles, or GAAP.

We define adjusted EBITDA as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives and minority interest; less gain on sale of property. Adjusted EBITDA is used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

Adjusted EBITDA is one of the critical inputs into the financial covenants within our credit facility. The rates we pay for borrowings under our credit facility are determined by the ratio of our debt to adjusted EBITDA.  The calculation of these ratios allows for further adjustments to adjusted EBITDA for recent acquisitions and dispositions.

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

The following table provides a reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
	2011	2010
	(In millions)
Net income (loss) attributable to Crosstex Energy, L.P.	$0.1	$(17.3)
Interest expense	19.8	26.9
Depreciation and amortization	29.7	27.1
Impairment	—	1.0
Loss on extinguishment of debt	—	14.7
Gain on sale of property	—	(14.3)
Stock-based compensation	2.2	2.5
Other (a)	1.8	3.2
Adjusted EBITDA	$53.6	$43.8

(a)  Includes financial derivatives marked-to-market; income taxes; and minority interest.

We define gross operating margin, generally, as revenues minus cost of sales. We present gross operating margin by segment in “Results of Operations.”  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because our business is generally to purchase and resell natural gas for a margin or to gather, process, transport or market natural gas and NGLs for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operating expenses. These expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. We do not deduct operating expenses from total revenue in calculating gross operating margin because we separately evaluate commodity volume and price changes in these margin amounts. As an indicator of our operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Total gross operating margin	$89.8	$81.2

Add (deduct):
Operating expenses	(25.0)	(26.5)
General and administrative expenses	(11.8)	(12.7)
Gain on sale of property	—	14.3
Loss on derivatives	(3.4)	(3.7)
Depreciation, amortization and impairments	(29.7)	(28.0)
Operating income	$19.9	$24.6

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
LIG Segment
Revenues	$227.2	$267.1
Purchased gas and NGLs	(195.5)	(239.3)
Total gross operating margin	$31.7	$27.8
NTX Segment
Revenues	$102.6	$135.9
Purchased gas and NGLs	(63.2)	(98.3)
Total gross operating margin	$39.4	$37.6
PNGL Segment
Revenues	$164.9	$114.7
Purchased gas and NGLs	(146.2)	(98.9)
Total gross operating margin	$18.7	$15.8
Corporate
Revenues	$(44.4)	$(49.0)
Purchased gas and NGLs	44.4	49.0
Total gross operating margin	$—	$—
Total
Revenues	$450.3	$468.7
Purchased gas and NGLs	(360.5)	(387.5)
Total gross operating margin	$89.8	$81.2

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	938,000	916,000
Processing (MMBtu/d)	258,000	284,000
NTX
Gathering and Transportation (MMBtu/d)	1,054,000	1,081,000
Processing (MMBtu/d)	214,000	200,000
PNGL
Processing (MMBtu/d)	921,000	928,000
NGL Fractionation (Gals/d)	1,132,000	937,000

Commercial Services (MMBtu/d)	220,000	52,000

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Gross Operating Margin. Gross operating margin was $89.8 million for the quarter ended March 31, 2011 compared to $81.2 million for the three months ended March 31, 2010, an increase of $8.6 million, or 10.6%. The increase was due to higher margins on our gathering and transmission throughput volume, as well as a favorable NGL market throughout the quarter. The following provides additional details regarding this change in gross operating margin:

•                        The LIG segment contributed gross operating margin growth of $3.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The gathering and transmission assets generated approximately $3.1 million of gross operating margin growth primarily due to improved pricing and higher volumes on the northern part of the system. The improved processing environment contributed to a gain in the gross operating margins for the LIG processing plants for the period.  The Plaquemine and Gibson plants combined for a gross operating margin gain of $0.8 million.

•                        The NTX segment had gross operating margin improvement of $1.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. A gross operating margin increase of $3.9 million on the gathering and transmission assets in north Texas was offset by increased losses of $2.1 million on the Delivery Contract discussed previously.

•                        The improved processing and NGL marketing environment contributed to a $2.9 million increase in gross operating margin for the PNGL segment for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Fractionation and marketing activity generated a gross operating margin increase of approximately $1.8 million.  In addition to the improved marketing environment, the inlet volume supplied to the fractionators was significantly increased through deliveries from rail cars and trucks.  The Blue Water processing plant contributed a gross operating margin increase of $1.1 million due to an increase in plant run time and inlet volumes.

Operating Expenses. Operating expenses were $25.0 million for the three months ended March 31, 2011 compared to $26.5 million for the three months ended March 31, 2010, a decrease of $1.4 million, or 5.4%. The decrease is primarily due to normal fluctuations of repair and maintenance work during the three months ended March 31, 2011 compared to three months ended March 31, 2010.

General and Administrative Expenses. General and administrative expenses were $11.8 million for the three months ended March 31, 2011 compared to $12.7 million for the three months ended March 31, 2010, a decrease of $0.9 million, or 7.1%. The decrease is primarily due to a decrease in professional fees and services.

Gain on Sale of Property.  Assets sold during the three months ended March 31, 2010 generated a net gain of $14.3 million, resulting primarily from the sale of the east Texas assets.

Gain/Loss on Derivatives. We had a loss on derivatives of $3.4 million for the three months ended March 31, 2011 compared to a loss of $3.7 million for the three months ended March 31, 2010. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended March 31,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$0.6	$0.8	$2.1	$(0.5)
Processing margin hedges	2.7	1.2	1.8	1.9
Other	0.1	(0.2)	(0.2)	—
Net losses related to commodity swaps	$3.4	$1.8	$3.7	$1.4

Depreciation and Amortization. Depreciation and amortization expenses were $29.7 million for the three months ended March 31, 2011 compared to $27.1 million for the three months ended March 31, 2010, an increase of $2.6 million, or 9.6%. The increase is primarily due to intangible amortization related to downward revision in future throughput volumes attributable to the gathering system in north Texas.

Interest Expense. Interest expense was $19.8 million for the three months ended March 31, 2011 compared to $26.9 million for the three months ended March 31, 2010, a decrease of $7.1 million, or 26.4%. Net interest expense consists of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010

Senior notes (secured and unsecured)	$16.6	$12.8
Paid-in-kind interest on senior secured notes	—	1.4
Bank credit facility	1.3	5.7
Mark to market interest rate swaps	—	(22.4)
Realized interest rate swap losses	—	26.5
Amortization of debt issue costs	1.6	2.1
Other	0.3	0.8
Total	$19.8	$26.9

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt during the three months ended March 31, 2010 of $14.7 million.  In February 2010, we repaid our existing credit facility and senior secured notes which resulted in make-whole interest payments on our senior secured notes and the write-off of unamortized debt costs totaling $14.7 million.

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2011 compared to net cash used in operating activities of $24.2 million for three months ended March 31, 2010. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010

Income before non-cash income and expenses	$35.4	$(26.9)
Changes in working capital	$(33.6)	$2.6

The primary reason for the increase in cash flow from income before non-cash income and expenses of $62.3 million from 2010 to 2011 relates to payments in 2010 for settlements of interest rate swaps, make-whole payments, and PIK  notes associated with the extinguishment of debt combined with an increase in gross margin and a decrease in interest expense between the first quarter of 2011 as compared to the first quarter of 2010.

Cash Flows from Investing Activities. Net cash used in investing activities was $21.5 million for the three months ended March 31, 2011 and net cash provided by investing activities was $30.9 million for the three months ended March 31, 2010. Cash flows from investing activities for the three months ended March 31, 2010 includes proceeds from property sales of $39.7 million related to the sale of east Texas assets. Our primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Growth capital expenditures	$19.2	$7.5
Maintenance capital expenditures	2.4	2.2
Total	$21.6	$9.7

Cash Flows from Financing Activities. Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2011 and net cash used in financing activities was $6.9 million for the three months ended March 31, 2010. Our financings have primarily consisted of repayments under our bank credit facilities, repayments under capital lease obligations, senior secured note repayments, senior unsecured note borrowings and debt refinancing costs.

	Three Months Ended
	March 31,
	2011	2010
Net borrowings (repayments) under bank credit facilities	$16.0	$(491.6)
Senior secured note repayments	—	(316.5)
Senior unsecured note borrowings (net of discount on the note)	—	709.8
Net repayments under capital lease obligations	(0.7)	(0.6)
Debt refinancing costs	(0.1)	(28.1)

Distributions to unitholders and our general partner also represent a primary use of cash in financing activities. No cash distributions were paid to common unitholders or the general partner due to the Partnership’s continued focus on reducing leverage during the three months ended March 31, 2010.  Total cash distributions made during the three months ended March 31, 2011 were as follows (in millions):

Three Months Ended
March 31,
2011
Common units	$13.3
Preferred units	3.8
General partner	0.4
Total	$17.5

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our credit facility to fund checks as they are presented. As of March 31, 2011, we had approximately $330.8 million of available borrowing capacity under this facility. Changes in drafts payable for the three months ended 2011 and 2010 were as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Increase (decrease) in drafts payable	$6.3	$(1.6)

Working Capital Deficit.  We had a working capital deficit of $12.2 million as of March 31, 2011.  Changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of our revenues are collected and a large volume of our gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  In addition, although we strive to minimize our natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes our mark to market derivative assets and liabilities associated with our commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2011.

Capital Requirements. During the three months ended March 31, 2011, our growth capital investments were $19.2 million, which were funded by internally generated cash flow and from borrowings under our credit facility. Our current capital spending projection for 2011 is approximately $50.0 million related to identified growth projects including $19.2 million incurred during the first quarter of 2011. We may identify more growth projects during 2011 in addition to projects currently budgeted.

Total Contractual Cash Obligation. A summary of our contractual cash obligation as of March 31, 2011, is as follows (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$732.1	$7.1	$—	$—	$—	$—	$725.0
Bank credit facility	16.0	—	—	—	—	—	16.0
Interest payable on fixed long-term debt obligations	449.7	32.5	64.3	64.3	64.3	64.3	160.0
Capital lease obligations	38.4	3.4	4.6	4.6	4.6	4.6	16.6
Operating lease obligations	38.4	7.3	10.5	6.8	5.0	3.7	5.1
Purchase obligations	4.6	4.6	—	—	—	—	—
Uncertain tax position obligations	3.8	3.8	—	—	—	—	—
Total contractual obligations	$1,283.0	$58.7	$79.4	$75.7	$73.9	$72.6	$922.7

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

Indebtedness

As of March 31, 2011 and December 31, 2010, long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2011 and December 31, 2010 was 4.75% and 4.0%, respectively	$16.0	$—
Senior unsecured notes (due 2018), net of discount of $13.0 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712.0	711.5
Series B secured note assumed in the Eunice transaction (due 2011), which bears interest at the rate of 9.5%	7.1	7.1
	735.1	718.6
Less current portion	(7.1)	(7.1)
Debt classified as long-term	$728.0	$711.5

Credit Facility. As of March 31, 2011, our bank credit facility had a borrowing capacity of $420.0 million and there was $73.2 million in letters of credit issued and outstanding under the bank credit facility and $16.0 million of borrowings outstanding, leaving approximately $330.8 million available for future borrowing. The bank credit facility is guaranteed by substantially all of our subsidiaries. The bank credit facility matures in February 2014.

On May 2, 2011, we amended our bank credit facility.  This amendment increased our borrowing capacity from $420.0 million to $485.0 million, reduced our interest rates and improved terms of other covenants under the facility.  See Note (11) to the condensed consolidated financial statement for a discussion of the amended terms.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank credit facility. At March 31, 2011, we had $16.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would not materially impact the interest expense on this borrowing.

At March 31, 2011, we had total fixed rate debt obligations of $719.0 million, consisting of our senior unsecured notes with an interest rate of 8.875% and a series B secured note with an interest rate of 9.5%. The fair value of these fixed rate obligations was approximately $810.6 million as of March 31, 2011. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $29.6 million.

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

3.                    Fee based contracts: Under these contracts we have no commodity price exposure and is paid a fixed fee per unit of volume that is processed.

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended
	March 31,
	2011	2010
Gathering and transportation margin	55.7%	60.2%

Gas processing margins:
Processing margin	17.9%	13.4%
Percent of liquids	12.2%	13.7%
Fee based	14.2%	12.7%
Total gas processing	44.3%	39.8%

Total	100.0%	100.0%

We have hedges in place at March 31, 2011 covering a portion of the liquids volumes we expect to receive under percent of liquids (POL) contracts. The hedges done via swaps are set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive *	Asset/(Liability)
					(In thousands)
April 2011 — December 2011	Ethane	71 (MBbls)	Index	$0.4673/gal	$(509)
April 2011 — December 2011	Propane	34 (MBbls)	Index	$1.1866/gal	(287)
April 2011 — December 2011	Normal Butane	20 (MBbls)	Index	$1.5602/gal	(245)
April 2011 — December 2011	Natural Gasoline	19 (MBbls)	Index	$1.8227/gal	(522)
					$(1,563)

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive *	Asset/(Liability)
					(In thousands)
January 2012 — December 2012	Ethane	25 (MBbls)	Index	$0.4975/gal	$(38)
January 2012 — December 2012	Propane	63 (MBbls)	Index	$1.2973/gal	(122)
January 2012 — December 2012	Normal Butane	34 (MBbls)	Index	$1.6773/gal	(191)
January 2012 — December 2012	Natural Gasoline	25 (MBbls)	Index	$2.2712/gal	(179)
					$(530)

*weighted average

In addition, we have hedges in place covering 132 MBbls of Ethane for the final two quarters of 2011 done via the purchase of puts.  The net fair value asset of the puts as of March 31, 2011 was less than $0.1 million.

We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on  our POL contracts. We hedge  our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 76.3% of our hedgeable volumes at risk through December 2011 (31.7% of total volumes at risk through December 2011). We have also hedged 28.6% of our hedgeable volumes at risk for 2012 (12.6% of total volumes at risk for 2012).

We also have hedges in place at March 31, 2011 covering the fractionation spread risk related to our processing margin contracts as set forth in the following table:

		Notional				Fair Value
Period	Underlying	Volume		We Pay	We Receive	Asset/(Liability)
						(In thousands)
April 2011—December 2011	Ethane	109	(MBbls)	Index	$0.4869/gal*	$(680)
April 2011—December 2011	Propane	74	(MBbls)	Index	$1.1498/gal*	(747)
April 2011—December 2011	Iso Butane	4	(MBbls)	Index	$1.4941/gal*	(78)
April 2011—December 2011	Normal Butane	43	(MBbls)	Index	$1.5385/gal*	(548)
April 2011—December 2011	Natural Gasoline	42	(MBbls)	Index	$1.9938/gal*	(851)
April 2011—December 2011	Natural Gas	4,447	(MMBtu/d)	$4.4651/MMBtu*	Index	80
						$(2,824)

*weighted average

		Notional				Fair Value
Period	Underlying	Volume		We Pay	We Receive	Asset/(Liability)
						(In thousands)
January 2012—June 2012	Ethane	28	(MBbls)	Index	$0.4980/gal*	$(42)
January 2012—June 2012	Propane	65	(MBbls)	Index	$1.3069/gal*	(123)
January 2012—June 2012	Normal Butane	38	(MBbls)	Index	$1.7626/gal*	(89)
January 2012—June 2012	Natural Gasoline	31	(MBbls)	Index	$2.3854/gal*	(90)
January 2012—June 2012	Natural Gas	4,406	(MMBtu/d)	$4.8834/MMBtu*	Index	93
						$(251)

* weighted average

In relation to our fractionation spread risk, as set forth above, we have hedged 55.2% of our hedgeable liquids volumes at risk through December 31, 2011 (20.4% of total liquids volumes at risk) and 59.2% of the related hedgeable PTR volumes through December 31, 2011 (21.5% of total PTR volumes). We have also hedged 50.6% of our hedgeable liquids volumes at risk for the first six months of  2012 (18.8% of total liquids volumes at risk) and 61.3% of the related hedgeable PTR volumes for the first six months of 2012 (22.3% of total PTR volumes).

We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 8.9% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of March 31, 2011, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $5.0 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $3.4 million in the net fair value liability of these contracts as of March 31, 2011 to a net fair value liability of approximately $8.4 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2011), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position or results of operations.

For a discussion of certain litigation and similar proceedings, please refer to Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

May 6, 2011