Form 10-Q
period 2011-09-30
CROSSTEX ENERGY LP
filed 2011-11-04
CIK 1179060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

As of October 21, 2011, the Registrant had 50,656,490 common units outstanding.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,562	$17,697
Accounts receivable:
Trade, net of allowance for bad debt of $1,343 and $163, respectively	24,286	16,350
Accrued revenue and other	155,618	193,669
Fair value of derivative assets	4,160	5,523
Natural gas and natural gas liquids, prepaid expenses and other	11,911	9,741
Total current assets	201,537	242,980
Property and equipment, net of accumulated depreciation of $387,150 and $329,315, respectively	1,217,815	1,215,104
Fair value of derivative assets	288	1,169
Intangible assets, net of accumulated amortization of $186,402 and $151,735, respectively	464,308	498,975
Investment in limited liability company	35,000	—
Other assets, net	25,378	26,712
Total assets	$1,944,326	$1,984,940

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and other	$17,089	$18,028
Accrued gas purchases	126,171	160,909
Fair value of derivative liabilities	6,453	7,980
Current portion of long-term debt	—	7,058
Other current liabilities	52,962	66,645
Total current liabilities	202,675	260,620
Long-term debt	787,934	711,512
Other long-term liabilities	24,672	26,879
Deferred tax liability	7,462	7,837
Fair value of derivative liabilities	166	1,156
Commitments and contingencies	—	—
Partners’ equity	921,417	976,936

Total liabilities and partners’ equity	$1,944,326	$1,984,940

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per unit amounts)
Revenues	$517,498	$454,735	$1,533,003	$1,365,441
Operating costs and expenses:
Purchased gas and NGLs	426,539	371,072	1,255,650	1,116,573
Operating expenses	28,126	26,476	81,083	78,365
General and administrative	13,712	11,277	38,111	35,669
(Gain) loss on sale of property	397	(588)	317	(14,367)
Loss on derivatives	563	1,582	5,520	6,872
Impairments	—	—	—	1,311
Depreciation and amortization	31,912	28,185	93,200	82,097
Total operating costs and expenses	501,249	438,004	1,473,881	1,306,520
Operating income	16,249	16,731	59,122	58,921
Other income (expense):
Interest expense, net of interest income	(19,507)	(20,334)	(59,952)	(67,188)
Loss on extinguishment of debt	—	—	—	(14,713)
Other income	786	109	656	314
Total other expense	(18,721)	(20,225)	(59,296)	(81,587)
Loss before non-controlling interest and income taxes	(2,472)	(3,494)	(174)	(22,666)
Income tax provision	(287)	(161)	(898)	(809)
Net loss	(2,759)	(3,655)	(1,072)	(23,475)
Less: Net income (loss) attributable to the non-controlling interest	(23)	13	(130)	(11)
Net loss attributable to Crosstex Energy, L.P.	$(2,736)	$(3,668)	$(942)	$(23,464)
Preferred interest in net income attributable to Crosstex Energy, L.P.	$4,558	$3,676	$13,382	$9,926
Beneficial conversion feature attributable to preferred units	$—	$—	$—	$22,279
General partner interest in net income (loss)	$(76)	$(820)	$(709)	$(3,596)
Limited partners’ interest in net income (loss) attributable to Crosstex Energy, L.P.	$(7,218)	$(6,524)	$(13,615)	$(52,073)
Net income (loss) attributable to Crosstex Energy, L.P. per limited partners’ unit:
Basic and diluted common unit	$(0.14)	$(0.13)	$(0.26)	$(1.02)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Net loss	$(2,759)	$(3,655)	$(1,072)	$(23,475)
Hedging (gains) losses reclassified to earnings	421	(81)	1,510	1,637
Adjustment in fair value of derivatives	335	(601)	(1,200)	420
Comprehensive loss	(2,003)	(4,337)	(762)	(21,418)
Comprehensive (income) loss attributable to non-controlling interest	23	(13)	130	11
Comprehensive loss attributable to Crosstex Energy, L.P.	$(1,980)	$(4,350)	$(632)	$(21,407)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners’ Equity

Nine Months Ended September 30, 2011

							Accumulated
					General Partner		Other
	Common Units		Preferred Units		Interest		Comprehensive	Non-Controlling
	$	Units	$	Units	$	Units	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2010	$807,020	50,255	$146,888	14,706	$20,979	1,325	$(859)	$2,908	$976,936
Proceeds from exercise of unit options	513	111	—	—	—	—	—	—	513
Conversion of restricted units for common units, net of units withheld for taxes	(1,798)	294	—	—	—	—	—	—	(1,798)
Capital contributions	—	—	—	—	159	9	—	—	159
Stock-based compensation	3,107	—	—	—	2,397	—	—	—	5,504
Distributions	(44,222)	—	(12,647)	—	(2,266)	—	—	—	(59,135)
Net income (loss)	(13,615)	—	13,382	—	(709)	—	—	(130)	(1,072)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	1,510	—	1,510
Adjustment in fair value of derivatives	—	—	—	—	—	—	(1,200)	—	(1,200)
Balance, September 30, 2011	$751,005	50,660	$147,623	14,706	$20,560	1,334	$(549)	$2,778	$921,417

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,072)	$(23,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,200	82,097
(Gain) loss on sale of property	317	(14,367)
Impairments	—	1,311
Deferred tax benefit	(375)	(375)
Non-cash stock-based compensation	5,504	7,106
Derivatives mark to market interest rate settlement	—	(24,160)
Non-cash portion of derivatives loss	165	892
Non-cash portion of loss on debt extinguishment	—	5,396
Payment of interest paid-in-kind debt	—	(11,558)
Amortization of debt issue costs	5,278	5,213
Amortization of discount on notes	1,423	1,212
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	30,115	37,508
Natural gas and natural gas liquids, prepaid expenses and other	(3,493)	476
Accounts payable, accrued gas purchases and other accrued liabilities	(47,181)	(20,967)
Net cash provided by operating activities	83,881	46,309
Cash flows from investing activities:
Additions to property and equipment	(62,829)	(29,762)
Insurance recoveries on property and equipment	—	2,599
Proceeds from sale of property	425	60,053
Investment in limited liability company	(35,000)	—
Net cash provided by (used in) investing activities	(97,404)	32,890
Cash flows from financing activities:
Proceeds from borrowings	390,250	990,912
Payments on borrowings	(322,308)	(1,138,205)
Payments on capital lease obligations	(2,254)	(1,671)
Decrease in drafts payable	(103)	(5,214)
Debt refinancing costs	(3,936)	(28,520)
Conversion of restricted units, net of units withheld for taxes	(1,798)	(2,737)
Distributions to non-controlling interest	—	(261)
Distribution to partners	(59,135)	(6,250)
Proceeds from issuance of preferred units	—	120,786
Proceeds from exercise of unit options	513	667
Contributions from general partner	159	2,792
Net cash provided by (used in) financing activities	1,388	(67,701)
Net increase (decrease) in cash and cash equivalents	(12,135)	11,498
Cash and cash equivalents, beginning of period	17,697	779
Cash and cash equivalents, end of period	$5,562	$12,277
Cash paid for interest	$70,074	$63,769
Cash paid for income taxes	$905	$1,533

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

(b) Investment in Limited Liability Company

On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0%.  In addition the Partnership’s contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0% ownership interest in HEP with HEP management and a few private investors owning the remaining 30.0% interest.  HEP operates and manages midstream services as well as pipeline and plant construction primarily in the Eagle Ford Shale in south Texas.  This investment in HEP is accounted for under the equity method of accounting and is reflected on the balance sheet as “Investment in limited liability company.”  Per the terms of the agreement, the Partnership will not recognize any income from this investment until HEP’s income exceeds approximately $9.9 million on an inception to date basis due to preferred interests owned by HEP management.  If HEP has losses on an inception to date basis, the Partnership will recognize 39.3% of the losses.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(2) Long-Term Debt

As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2011 and December 31, 2010 was 2.73% and 4.0%, respectively	$75,000	$—
Senior unsecured notes (due 2018), net of discount of $12.1 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712,934	711,512
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7,058
	787,934	718,570
Less current portion	—	(7,058)
Debt classified as long-term	$787,934	$711,512

Credit Facility. As of September 30, 2011, there was $69.9 million in outstanding letters of credit and $75.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $340.1 million available for future borrowing based on the borrowing capacity of $485.0 million.

In May 2011, the Partnership amended its bank credit facility. The borrowing capacity under the credit facility was increased from $420.0 million to $485.0 million and the maturity was extended from February 2014 to May 2016. Additionally, the amendment to the Partnership’s credit facility, among other things, (i) increased the maximum permitted leverage ratios during certain fiscal quarters, (ii) decreased the minimum consolidated interest rate coverage ratio during certain fiscal quarters and (iii) decreased the interest rate the Partnership pays on the obligations under the credit facility. Also under the amended credit facility, the Partnership increased the accordion from $100.0 million to $150.0 million, which permits the Partnership to increase its borrowing capacity if any bank in the credit facility or a new bank is willing to undertake such commitment.

In July 2011, the Partnership amended its bank credit facility again. The amendment to the Partnership’s credit facility, among other things, (i) permitted Apache Midstream LLC (“Apache”) to have a first priority lien on certain assets that are the subject of a joint interest arrangement between Apache and Crosstex Permian, LLC (“Permian”) (including a new-build natural gas processing facility and related assets in the Permian Basin in West Texas) to secure obligations that Permian would owe to Apache should Permian fail to fund its obligations pursuant to the joint interest arrangement and (ii) increased the Partnership’s ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement.

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

The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.  The maximum permitted leverage ratio is 4.75 to 1.00.  The maximum permitted senior leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges), is 2.75 to 1.00.  The minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is as follows:

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

Series B Secured Note. On October 20, 2009, the Partnership acquired the Eunice natural gas liquids processing plant and fractionation facility which included an $18.1 million series B secured note. We paid $11.0 million of principal on the series B secured note in May 2010 and paid the remaining $7.1 million in May 2011.

Non Guarantors.  The senior unsecured notes are jointly and severally guaranteed by each of the Partnership’s current material subsidiaries (the “Guarantors”), with the exception of its regulated Louisiana subsidiaries (which may only guarantee up to $500.0 million of the Partnership’s debt), CDC (the Partnership’s joint venture in Denton County, Texas which is not 100% owned by the Partnership) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership’s indebtedness, including the senior unsecured notes). Guarantors may not sell or otherwise dispose of all or substantially all of their properties or assets, or consolidate with or merge into another company if such a sale would cause a default under the terms of the senior unsecured notes. Since certain wholly owned subsidiaries do not guarantee the senior unsecured notes, the condensed consolidating financial statements of the guarantors and non-guarantors for the three and  nine months ended September 30, 2011 and 2010 are disclosed below in accordance with Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance Sheets

September 30, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Total current assets	$187,416	$14,121	$—	$201,537
Property, plant and equipment, net	999,245	218,570	—	1,217,815
Total other assets	524,971	3	—	524,974
Total assets	$1,711,632	$232,694	$—	$1,944,326

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$195,541	$7,134	$—	$202,675
Long-term debt	787,934	—	—	787,934
Other long-term liabilities	32,300	—	—	32,300
Partners’ capital	695,857	225,560	—	921,417
Total liabilities & partners’ capital	$1,711,632	$232,694	$—	$1,944,326

December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Total current assets	$229,997	$12,983	$—	$242,980
Property, plant and equipment, net	987,018	228,086	—	1,215,104
Total other assets	526,853	3	—	526,856
Total assets	$1,743,868	$241,072	$—	$1,984,940

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$254,460	$6,160	$—	$260,620
Long-term debt	711,512	—	—	711,512
Other long-term liabilities	35,872	—	—	35,872
Partners’ capital	742,024	234,912	—	976,936
Total liabilities & partners’ capital	$1,743,868	$241,072	$—	$1,984,940

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$501,866	$21,287	$(5,655)	$517,498
Total operating costs and expenses	(497,149)	(9,755)	5,655	(501,249)
Operating income	4,717	11,532	—	16,249
Interest expense, net	(19,507)	—	—	(19,507)
Other income	786	—	—	786
Income (loss) before non-controlling interest and income taxes	(14,004)	11,532	—	(2,472)
Income tax provision	(283)	(4)	—	(287)
Net loss attributable to non-controlling interest	—	23	—	23
Net income (loss) attributable to Crosstex Energy, L.P.	$(14,287)	$11,551	$—	$(2,736)

For the Three Months Ended September 30, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$439,264	$20,765	$(5,294)	$454,735
Total operating costs and expenses	(434,949)	(8,349)	5,294	(438,004)
Operating income	4,315	12,416	—	16,731
Interest expense, net	(20,334)	—	—	(20,334)
Other income	109	—	—	109
Income (loss) before non-controlling interest and income taxes	(15,910)	12,416	—	(3,494)
Income tax provision	(159)	(2)	—	(161)
Net income attributable to non-controlling interest	—	(13)	—	(13)
Net income (loss) attributable to Crosstex Energy, L.P.	$(16,069)	$12,401	$—	$(3,668)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$1,487,910	$65,148	$(20,055)	$1,533,003
Total operating costs and expenses	(1,464,720)	(29,216)	20,055	(1,473,881)
Operating income	23,190	35,932	—	59,122
Interest expense, net	(59,952)	—	—	(59,952)
Other income	656	—	—	656
Income (loss) before non-controlling interest and income taxes	(36,106)	35,932	—	(174)
Income tax provision	(886)	(12)	—	(898)
Net loss attributable to non-controlling interest	—	130	—	130
Net income (loss) attributable to Crosstex Energy, L.P.	$(36,992)	$36,050	$—	$(942)

For the Nine Months Ended September 30, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$1,321,810	$62,930	$(19,299)	$1,365,441
Total operating costs and expenses	(1,299,802)	(26,017)	19,299	(1,306,520)
Operating income	22,008	36,913	—	58,921
Interest expense, net	(67,182)	(6)	—	(67,188)
Other expense	(14,399)	—	—	(14,399)
Income (loss) before non-controlling interest and income taxes	(59,573)	36,907	—	(22,666)
Income tax provision	(801)	(8)	—	(809)
Net loss attributable to non-controlling interest	—	11	—	11
Net income (loss) attributable to Crosstex Energy, L.P.	$(60,374)	$36,910	$—	$(23,464)

Condensed Consolidating Statements of Cash Flow

For the Nine Months Ended September 30, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$35,676	$48,205	$—	$83,881
Net cash flows used in investing activities	$(95,202)	$(2,202)	$—	$(97,404)
Net cash flows provided by (used in) financing activities	$1,388	$(45,274)	$45,274	$1,388

For the Nine Months Ended September 30, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$2,965	$43,344	$—	$46,309
Net cash flows provided by (used in) investing activities	$39,924	$(7,034)	$—	$32,890
Net cash flows provided by (used in) financing activities	$(67,441)	$(36,571)	$36,311	$(67,701)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of September 30, 2011 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(9,499)
Net assets under capital leases	$27,700

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of September 30, 2011 (in thousands):

2011	$1,146
2012 through 2015 ($4,582 annually)	18,328
Thereafter	16,680
Less: Interest	(7,034)
Net minimum lease payments under capital lease	29,120
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$24,672

(4)      Partners’ Capital

(a) Cash Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or senior unsecured note indenture, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter.

The Partnership’s first and second quarter 2011 distributions on its common and preferred units of $0.29 and $0.31 per unit were paid on May 13, 2011 and August 12, 2011, respectively.  The Partnership’s third quarter 2011 distribution on its common and preferred units of $0.31 per unit is to be paid on November 11, 2011.

(b) Earnings per Unit and Dilution Computations

The Partnership had common units and preferred units outstanding during the three and nine months ended September 30, 2011 and September 30, 2010.  The preferred units were issued in January 2010 at a discount, which represents a beneficial conversion feature (BCF), totaling $22.3 million to the market price of the common units into which they are convertible. The BCFs attributable to the preferred units represent non-cash distributions that are treated in the same way as a cash distribution for earnings per unit computations for the nine months ended September 30, 2010.

The preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Income is allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Limited partners’ interest in net loss	$(7,218)	$(6,524)	$(13,615)	$(52,073)
Distributed earnings allocated to:
Common units (1) (2)	$15,705	$12,548	$46,020	$12,548
Unvested restricted units (1) (2)	298	271	883	271
Total distributed earnings	$16,003	$12,819	$46,903	$12,819
Undistributed loss allocated to:
Common units	$(22,808)	$(18,972)	$(59,411)	$(63,298)
Unvested restricted units	(413)	(371)	(1,107)	(1,594)
Total undistributed loss	$(23,221)	$(19,343)	$(60,518)	$(64,892)
Net loss allocated to:
Common units	$(7,103)	$(6,425)	$(13,393)	$(50,751)
Unvested restricted units	(115)	(99)	(222)	(1,322)
Total limited partners’ interest in net loss	$(7,218)	$(6,524)	$(13,615)	$(52,073)
Basic and diluted net loss per unit:
Basic and diluted common unit	$(0.14)	$(0.13)	$(0.26)	$(1.02)

(1)          Three months ended September 30, 2011 represents a declared distribution of  $0.31 per unit payable on November 11, 2011.  Nine months ended September 30, 2011 represents  distributions paid of $0.60 per unit and distributions declared of $0.31 payable November 11, 2011.

(2)          Three and nine months ended September 30, 2010 represents a declared distribution of $0.25 per unit paid on November 12, 2010.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted weighted average units outstanding:
Weighted average limited partner common units outstanding	50,650	50,142	50,562	49,872

All common unit equivalents were antidilutive in the three and nine months ended September 30, 2011 and September 30, 2010 because the limited partners were allocated net losses in these periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income allocation for incentive distributions	$600	$—	$1,597	$—
Stock-based compensation attributable to CEI’s restricted shares	(634)	(762)	(2,334)	(3,063)
2% general partner interest in net loss	(42)	(58)	28	(533)
General partner share of net loss	$(76)	$(820)	$(709)	$(3,596)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of share-based compensation charged to general and administrative expense	$1,304	$1,629	$4,569	$6,011
Cost of share-based compensation charged to operating expense	205	231	935	1,095
Total amount charged to income	$1,509	$1,860	$5,504	$7,106

(b)  Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2011 is provided below:

	Nine Months Ended September 30, 2011
	Number of	Weighted Average Grant-Date
Crosstex Energy, L.P. Restricted Units:	Units	Fair Value
Non-vested, beginning of period	1,047,374	$10.30
Granted	384,910	15.39
Vested*	(410,418)	14.48
Forfeited	(61,851)	12.24
Non-vested, end of period	960,015	$10.42
Aggregate intrinsic value, end of period (in thousands)	$15,571

* Vested units include 116,458 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2011 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at September 30, 2011.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2011 and 2010 are provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Crosstex Energy, L.P. Restricted Units:	2011	2010	2011	2010
Aggregate intrinsic value of units vested	$329	$3,735	$6,438	$10,835
Fair value of units vested	$389	$2,643	$5,945	$5,497

As of September 30, 2011, there was $6.5 million of unrecognized compensation cost related to non-vested restricted units.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

That cost is expected to be recognized over a weighted-average period of 2.0 years.

(c)  Unit Options

A summary of the unit option activity for the nine months ended September 30, 2011 is provided below:

	Nine Months Ended September 30, 2011
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	611,311	$6.77
Exercised	(111,729)	4.61
Forfeited	(27,031)	13.92
Expired	—	—
Outstanding, end of period	472,551	$6.90
Options exercisable at end of period	333,557
Weighted average contractual term (years) end of period:
Options outstanding	7.5
Options exercisable	7.2
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,887
Options exercisable	$3,466

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three and nine months ended September 30, 2011 and September 30, 2010 are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Crosstex Energy, L.P. Unit Options:	2011	2010	2011	2010
Intrinsic value of unit options exercised	$348	$727	$1,333	$1,016
Fair value of unit options vested	$1	$469	$562	$762

As of September 30, 2011, there was $0.3 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1.3 years.

(d)      Crosstex Energy, Inc.’s Restricted Stock

CEI’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the nine months ended September 30, 2011 is provided below:

	Nine Months Ended
	September 30, 2011
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,108,998	$8.64
Granted	616,284	9.44
Vested*	(412,185)	13.64
Forfeited	(79,994)	8.28
Non-vested, end of period	1,233,103	$7.39
Aggregate intrinsic value, end of period (in thousands)	$16,622

* Vested shares include 113,021 shares withheld for payroll taxes paid on behalf of employees.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

CEI issued restricted shares in 2011 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at September 30, 2011.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and nine months ended September 30, 2011 and September 30, 2010 are provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Crosstex Energy, Inc. Restricted Shares:	2011	2010	2011	2010
Aggregate intrinsic value of shares vested	$226	$2,330	$3,915	$3,143
Fair value of shares vested	$342	$2,972	$5,623	$4,309

As of September 30, 2011 there was $6.0 million of unrecognized compensation cost related to CEI restricted shares for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 2.1 years.

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted to officers or employees of the Partnership since 2005. There are 37,500 CEI stock options vested and exercisable at September 30, 2011.

(6) Derivatives

Commodity Swaps

The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risks related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

The Partnership commonly enters into various derivative financial transactions which it does not designate as accounting hedges. These transactions include “swing swaps,” “third party on-system financial swaps,” “storage swaps,” “basis swaps,” “processing margin swaps,” “liquids swaps” and “put options.”  Swing swaps are generally short-term in nature (one month) and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of products that the Partnership has stored to serve various operational requirements (gas) or has in inventory due to short term constraints in moving the product to market (liquids). Basis swaps are used to hedge basis location price risk due to buying gas into one of the Partnership’s systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at the Partnership’s processing plants relating to the option to process versus bypassing the Partnership’s equity gas.  Liquids financial swaps are used to hedge price risk on percent of liquids (POL) contracts. Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

The components of loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Change in fair value of derivatives that do not qualify for hedge accounting	$(619)	$1,473	$111	$958
Realized losses on derivatives	1,227	109	5,355	5,975
Ineffective portion of derivatives qualifying for hedge accounting	(45)	—	(127)	(61)
Net losses related to commodity swaps	$563	$1,582	$5,339	$6,872
Put option premium mark to market	—	—	181	—
Losses on derivatives	$563	$1,582	$5,520	$6,872

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Fair value of derivative assets — current, designated	$230	$1
Fair value of derivative assets — current, non-designated	3,930	5,522
Fair value of derivative assets — long term, designated	101	—
Fair value of derivative assets — long term, non-designated	187	1,169
Fair value of derivative liabilities — current, designated	(945)	(1,066)
Fair value of derivative liabilities — current, non-designated	(5,508)	(6,914)
Fair value of derivative liabilities — long term, designated	(15)	—
Fair value of derivative liabilities — long term, non-designated	(151)	(1,156)
Net fair value of derivatives	$(2,171)	$(2,444)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of September 30, 2011 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2012 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	September 30, 2011
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(8,668)	$(629)
Total swaps designated as cash flow hedges		$(629)

Mark to Market Derivatives:*
Swing swaps (short contracts)	(1,519)	$(11)
Physical offsets to swing swap transactions (long contracts)	1,519	—

Basis swaps (long contracts)	9,615	2,669
Physical offsets to basis swap transactions (short contracts)	(155)	465
Basis swaps (short contracts)	(9,305)	(2,626)
Physical offsets to basis swap transactions (long contracts)	155	(558)

Processing margin hedges — liquids (short contracts)	(12,523)	(438)
Processing margin hedges — gas (long contracts)	1,576	(1,175)
Processing margin hedges — gas (short contracts)	(86)	59

Liquids swaps - non-designated (short contracts)	(730)	(12)

Storage swap transactions — gas (short contracts)	(70)	73

Liquid put options (purchased)	3,122	12
Total mark to market derivatives		$(1,542)

*                 All are gas contracts, volume in MMBtu’s, except for liquids swaps (designated or non-designated), processing margin hedges - liquids, storage swaps — liquids inventory and liquid put options (volume in gallons).

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of September 30, 2011 of $4.9 million would be reduced to $1.9 million due to the netting feature, all of which relates to other energy companies.

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Increase (Decrease) in Midstream Revenue	2011	2010	2011	2010
Liquids realized loss included in Midstream revenue	$(527)	$(13)	$(2,235)	$(1,123)

Natural Gas

As of September 30, 2011, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of September 30, 2011, an unrealized derivative fair value net loss of $0.6 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive loss, all of which is expected to be reclassified into earnings through September 2012. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

Derivatives Other Than Cash Flow Hedges

Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps, liquids swaps and put options purchased are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as (gain) loss on derivatives in the condensed consolidated statement of operations. The Partnership estimates the fair value of all of its energy trading contracts using actively quoted prices. The estimated fair value of energy trading contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
September 30, 2011	$(1,578)	$36	$—	$(1,542)

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2011	December 31, 2010
	Level 2	Level 2
Commodity Swaps*	$(2,171)	$(2,444)
Total	$(2,171)	$(2,444)

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$787,934	$818,125	$718,570	$768,308
Obligations under capital lease	$29,120	$25,971	$31,327	$28,807

The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $75.0 million in borrowings under its revolving credit facility included in long-term debt as of September 30, 2011 and no borrowings at December 31, 2010. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of September 30, 2011 and December 31, 2010, the Partnership also had borrowings totaling $712.9 million and $711.5 million, net of discount, respectively, under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million as of December 31, 2010 with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of September 30, 2011 and December 31, 2010 was based on third party market quotations. The fair value of the series B secured note as of December 31, 2010 was adjusted to reflect current market interest rates for such borrowings on that date.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

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

In June 2011, the Partnership notified the Texas Commission of Environmental Quality that it would conduct an internal audit of its North Texas operations under the Texas Environmental, Health & Safety Audit Privilege Act (Audit Act).  Under the Audit Act, the Partnership will be able to conduct an audit of its facilities and make disclosures pursuant to Section 10(g) of the Audit Act, which provides immunity from penalties for violations voluntarily disclosed as a result of the compliance audit.  Pursuant to Section 4(e), the audits will be completed no later than six (6) months after the date of their commencement. The Partnership is targeting December 2011 for completion of the audit.

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not believe that these claims will have a material adverse impact on its consolidated results of operations or financial condition.

(9) Segment Information

Identification of operating segments is based principally upon regions served.  The Partnership’s reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas (NTX), the pipelines and processing plants located in Louisiana (LIG) and the south Louisiana processing and NGL assets (PNGL). Operating activity for assets sold in the comparative periods that was not considered discontinued operations as well as intersegment eliminations is shown in the corporate segment.

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

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended September 30, 2011:
Sales to external customers	$200,161	$83,684	$233,653	$—	$517,498
Sales to affiliates	$22,059	$26,755	$82	$(48,896)	$—
Purchased gas and NGLs	$(189,393)	$(67,041)	$(219,001)	$48,896	$(426,539)
Operating expenses	$(8,944)	$(11,957)	$(7,225)	$—	$(28,126)
Segment profit	$23,883	$31,441	$7,509	$—	$62,833
Gain (loss) on derivatives	$(509)	$(225)	$171	$—	$(563)
Depreciation, amortization and impairments	$(3,198)	$(19,861)	$(7,859)	$(994)	$(31,912)
Capital expenditures	$58	$8,205	$3,362	$660	$12,285
Identifiable assets	$303,900	$1,092,754	$475,580	$72,092	$1,944,326
Three Months Ended September 30, 2010:
Sales to external customers	$232,220	$85,510	$137,005	$—	$454,735
Sales to affiliates	18,228	20,516	—	(38,744)	—
Purchased gas and NGLs	(221,624)	(66,207)	(121,985)	38,744	(371,072)
Operating expenses	(7,877)	(11,525)	(7,074)	—	(26,476)
Segment profit	$20,947	$28,294	$7,946	$—	$57,187
Gain (loss) on derivatives	$(1,561)	$(70)	$49	$—	$(1,582)
Depreciation, amortization and impairments	$(3,114)	$(15,896)	$(8,058)	$(1,117)	$(28,185)
Capital expenditures	$3,006	$14,635	$1,389	$810	$19,840
Identifiable assets	$327,418	$1,111,274	$473,668	$52,476	$1,964,836

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011:
Sales to external customers	$624,558	$252,462	$655,983	$—	$1,533,003
Sales to affiliates	68,110	$69,635	$773	$(138,518)	$—
Purchased gas and NGLs	(596,313)	$(194,560)	$(603,295)	$138,518	$(1,255,650)
Operating expenses	(25,912)	$(35,417)	$(19,754)	$—	$(81,083)
Segment profit	$70,443	$92,120	$33,707	$—	$196,270
Gain (loss) on derivatives	$(4,463)	$(1,319)	$262	$—	$(5,520)
Depreciation, amortization and impairments	$(10,366)	$(56,325)	$(23,400)	$(3,109)	$(93,200)
Capital expenditures	$2,738	$43,216	$12,998	$1,862	$60,814
Identifiable assets	$303,900	$1,092,754	$475,580	$72,092	$1,944,326
Nine Months Ended September 30, 2010:
Sales to external customers	$677,750	$236,517	$451,174	$—	$1,365,441
Sales to affiliates	62,201	66,106	6	(128,313)	—
Purchased gas and NGLs	(653,515)	(184,370)	(407,001)	128,313	(1,116,573)
Operating expenses	(24,140)	(34,793)	(19,432)	—	(78,365)
Segment profit	$62,296	$83,460	$24,747	$—	$170,503
Gain (loss) on derivatives	$(2,465)	$(4,577)	$170	$—	$(6,872)
Depreciation, amortization and impairments	$(9,186)	$(47,000)	$(23,886)	$(3,336)	$(83,408)
Capital expenditures	$8,908	$20,015	$2,309	$1,491	$32,723
Identifiable assets	$327,418	$1,111,274	$473,668	$52,476	$1,964,836

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment profits	$62,833	$57,187	$196,270	$170,503
General and administrative expenses	(13,712)	(11,277)	(38,111)	(35,669)
Loss on derivatives	(563)	(1,582)	(5,520)	(6,872)
Gain (loss) on sale of property	(397)	588	(317)	14,367
Depreciation, amortization and impairments	(31,912)	(28,185)	(93,200)	(83,408)
Operating income	$16,249	$16,731	$59,122	$58,921

(10) Immaterial Correction of Prior Period Financial Statements

During the three months ended September 30, 2011, the Partnership determined certain immaterial corrections were required for previously-issued financial statements as discussed below. The corrections did not impact the Partnership’s operating income and were not considered material to the Partnership’s revenues and costs for the applicable periods.

The Partnership determined that revenues and purchased gas costs related to a new gas purchase arrangement were improperly classified as energy trading activities resulting in the netting of revenue and purchased gas which should have been shown on a gross basis in its previously-issued financial statements for the three months ended March 31, 2011 and June 30, 2011.  As a result both revenues and purchased gas were understated by $39.5 million and $29.6 million for the three months ended March 31, 2011 and June 30, 2011. The following table reflects the revenues, purchased gas costs and total operating costs and expenses as previously reported and as corrected for the three months ended March 31, 2011 and June 30, 2011 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011
As previously reported:
Total revenues	$450,315	$496,147
Purchased gas and NGLs	360,478	399,589
Total operating costs and expenses	430,332	473,257
Operating income	19,983	22,890

As corrected:
Total revenues	$489,770	$525,735
Purchased gas and NGLs	399,933	429,177
Total operating costs and expenses	469,787	502,845
Operating income	19,983	22,890

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(11) Subsequent Event

Subsequent to the quarter ended September 30, 2011 and prior to the issuance of the unaudited condensed consolidated financial statements, the Partnership evaluated and found no events material to the financial statement presentation during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

We are a Delaware limited partnership formed on July 12, 2002.  Our primary focus is on the gathering, processing, transmission and marketing of natural gas and natural gas liquids (NGLs), which we manage as regional reporting segments of midstream activity.  Our geographic focus is in the north Texas Barnett Shale (NTX) and in Louisiana which has two reportable business segments (the pipelines and processing plants located in Louisiana, or LIG, and the south Louisiana processing and NGL assets, or PNGL).  Our recently announced expansion project with Apache Corporation also gives us a presence in the Permian Basin in west Texas, and our recent investment in HEP gives us access to activity in the Eagle Ford Shale in south Texas as described in more detail in the Recent Developments section below. We manage our operations by focusing on gross operating margin because our business is generally to purchase and resell natural gas for a margin, or to gather, process, transport or market natural gas and NGLs for a fee. We define gross operating margin as operating revenue minus cost of purchased gas and NGLs.  Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below.

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

We have recorded a loss of approximately $9.5 million during the nine months ended September 30, 2011 on the Delivery Contract.  We currently expect that we will record an additional loss of approximately $3.5 million on the Delivery Contract for the remainder of the year ending December 31, 2011.  This estimate is based on forward prices, basis spreads and other market assumptions as of September 30, 2011. These assumptions are subject to change if market conditions change during the remainder of

2011, and actual results under the Delivery Contract in 2011 could be substantially different from our current estimates, which may result in a greater loss than currently estimated.

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

Recent Developments

Investment in Limited Liability Company.  On June 22, 2011, we entered into a limited liability agreement with HEP for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0%.  In addition to our contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0% ownership interest in HEP with HEP management and a few private investors owning the remaining 30.0% interest.  HEP operates and manages midstream services as well as pipeline and plant construction primarily in the Eagle Ford Shale in south Texas.

Credit Facility. On May 2, 2011 and July 11, 2011, we amended our bank credit facility. The May 2011 amendment increased our borrowing capacity from $420.0 million to $485.0 million, extended the maturity from February 2014 to May 2016, reduced interest rates and improved terms of other covenants under the facility. The July 2011 amendment permitted Apache Midstream LLC (“Apache”) to have a first priority lien on certain assets that are associated with our joint interest arrangement with Apache and increased our ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement. See Note (2) to the condensed consolidated financial statements for a discussion of the amended terms.

Asset Expansions.  We completed two expansion projects discussed more fully below on our natural gas gathering system in the Barnett Shale play in North Texas that became operational in March 2011.  We also reactivated our Eunice NGL fractionators in south central Louisiana to give us operational flexibility, increase our fractionation capacity and give us the ability to capture new NGL-related business. The Eunice NGL fractionators became operational in early April 2011 and are equipped to accommodate 15,000 barrels of NGLs per day (“Bbls/d”).

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

Expansion into Permian Basin.  On July 11, 2011, we entered into an agreement with Apache to jointly construct a new natural gas processing facility in the Permian Basin in west Texas with an estimated capital cost of $85.0 million.  We will fund the processing project equally with Apache and we will each hold a 50 percent undivided working interest in the plant. We are managing the construction of the plant which began in July and is scheduled to be completed in June 2012.  We will also manage the operation of the plant which is expected to commence its initial phase of operations in January 2012.  Separately, we have purchased and are upgrading a nearby rail terminal to provide transportation of NGLs by rail to our Eunice fractionation facility in southern Louisiana.

Pipeline Expansion.   On July 25, 2011, we announced that we are completing engineering studies, pipeline routing work and environmental permitting for a NGL project that will expand our Louisiana fractionation facilities and expand access to these facilities and Louisiana product markets through a new NGL pipeline. The new pipeline will be an extension of our 440-mile Cajun-Sibon NGL pipeline that is connected to our Eunice NGL fractionation facilities in south central Louisiana. The new 130-mile NGL pipeline extension will connect the Eunice fractionation facilities to Mont Belvieu supply pipelines and will have an initial capacity of 70,000 barrels per day of raw-make NGLs. The project also includes the expansion of our Eunice NGL fractionation facilities from 15,000 barrels to 55,000 barrels of NGLs per day, which will increase our interconnected fractionation capacity in Louisiana to approximately 97,000 barrels per day of NGLs. Our investment for the project is currently estimated at $180.0 million to $220.0 million over the next two years. We expect to fund this capital project from the proceeds of borrowings under our bank credit facility and from debt and equity sources once we contract a sufficient level of NGL supply commitments to proceed with the construction of the pipeline.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions and minority interest; less gain on sale of property. Adjusted EBITDA is used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following table provides a reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)

Net loss attributable to Crosstex Energy, L.P.	$(2.7)	$(3.7)	$(0.9)	$(23.5)
Interest expense	19.5	20.3	60.0	67.2
Depreciation and amortization	31.9	28.2	93.2	82.1
Impairment	—	—	—	1.3
Loss on extinguishment of debt	—	—	—	14.7
(Gain) loss on sale of property	0.4	(0.6)	0.3	(14.4)
Stock-based compensation	1.5	1.9	5.5	7.1
Other (a)	(0.5)	1.7	1.3	2.2
Adjusted EBITDA	$50.1	$47.8	$159.4	$136.7

(a) Includes financial derivatives marked-to-market; income taxes; transaction costs associated with successful transactions and minority interest.

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

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Total gross operating margin	$91.0	$83.6	$277.3	$248.9

Add (deduct):
Operating expenses	(28.1)	(26.4)	(81.1)	(78.4)
General and administrative expenses	(13.7)	(11.3)	(38.1)	(35.7)
Gain (loss) on sale of property	(0.4)	0.6	(0.3)	14.4
Loss on derivatives	(0.6)	(1.6)	(5.5)	(6.9)
Depreciation, amortization and impairments and other	(31.9)	(28.2)	(93.2)	(83.4)
Operating income	$16.3	$16.7	$59.1	$58.9

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)
LIG Segment
Revenues	$222.2	$250.4	$692.7	$740.0
Purchased gas and NGLs	(189.4)	(221.6)	(596.3)	(653.5)
Total gross operating margin	$32.8	$28.8	$96.4	$86.5
NTX Segment
Revenues	$110.4	$106.0	$322.1	$302.6
Purchased gas and NGLs	(67.0)	(66.2)	(194.6)	(184.4)
Total gross operating margin	$43.4	$39.8	$127.5	$118.2
PNGL Segment
Revenues	$233.8	$137.0	$656.7	$451.2
Purchased gas and NGLs	(219.0)	(122.0)	(603.3)	(407.0)
Total gross operating margin	$14.8	$15.0	$53.4	$44.2
Corporate
Revenues	$(48.9)	$(38.7)	$(138.5)	$(128.3)
Purchased gas and NGLs	48.9	38.7	138.5	128.3
Total gross operating margin	$—	$—	$—	$—
Total
Revenues	$517.5	$454.7	$1,533.0	$1,365.5
Purchased gas and NGLs	(426.5)	(371.1)	(1,255.7)	(1,116.6)
Total gross operating margin	$91.0	$83.6	$277.3	$248.9

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	859,000	883,000	907,000	895,000
Processing (MMBtu/d)	236,000	284,000	244,000	285,000
NTX
Gathering and Transportation (MMBtu/d)	1,121,000	1,080,000	1,120,000	1,079,000
Processing (MMBtu/d)	258,000	224,000	248,000	210,000
PNGL
Processing (MMBtu/d)	699,000	878,000	837,000	886,000
NGL Fractionation (Gals/d)	987,000	972,000	1,088,000	934,000

Commercial Services (MMBtu/d)	252,000	123,000	212,000	73,000

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Gross Operating Margin. Gross operating margin was $91.0 million for the three months ended September 30, 2011 compared to $83.6 million for the three months ended September 30, 2010, an increase of $7.4 million, or 8.9%. The increase was due to a favorable processing environment. The following provides additional details regarding this change in gross operating margin:

•                        The LIG segment contributed gross operating margin growth of $4.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The continued strength of the processing environment contributed to a gross operating margin increase of $7.2 million. The Plaquemine and Gibson plants were the primary drivers of the overall gain with a combined gross operating margin increase of $4.7 million. Other treating and processing activity on the system contributed a gross operating margin increase of $2.5 million. The processing gains were offset by a decrease in gross operating margin of $3.2 million on the gathering and transmission assets.

•                        The NTX segment had gross operating margin improvement of $3.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. An increase in throughput volume on the gathering and transmission assets in north Texas was the primary contributor to a gross operating margin increase of $3.3 million.  The north Texas processing plants also had a gross operating margin increase of $1.5 million for the comparable periods due to increased supply and a favorable processing environment.  These increases were partially offset by an increase in losses of $1.2 million on the Delivery Contract discussed more fully under “Overview”.

•                        The PNGL segment had gross operating margin decline of $0.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The Blue Water processing plant contributed a gross operating margin increase of $1.4 million for the comparable period which was offset by a NGL inventory loss.

Operating Expenses. Operating expenses were $28.1 million for the three months ended September 30, 2011 compared to $26.5 million for the three months ended September 30, 2010, an increase of $1.7 million, or 6.2%. The increase is primarily a result of the following:

•                  Increase in labor and benefits expense of $1.2 million primarily related to an increase in employee headcount for activity related to project expansions;

•                  Increase in operations activity resulted in increased cost of $1.2 million primarily related to chemicals, supplies and electric utilities;

•                  Increase was partially offset with savings in ad valorem taxes and integrity testing cost from 2010.

General and Administrative Expenses. General and administrative expenses were $13.7 million for the three months ended September 30, 2011 compared to $11.3 million for the three months ended September 30, 2010, an increase of $2.4 million, or 21.2%. The increase is primarily due to the following:

•                  Labor and benefits expense increase of $0.8 million related to increase in headcount;

•                  Increase of $1.1 million primarily related to legal and other professional fees;

•                  Bad debt expense increase of $1.1 million related to uncollectible gathering fees related to a particular customer.

Gain/Loss on Derivatives. We had a loss on derivatives of $0.6 million for the three months ended September 30, 2011 compared to a loss of $1.6 million for the three months ended September 30, 2010. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended September 30,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$(0.2)	$(0.2)	$—	$(0.5)
Processing margin hedges	0.6	1.3	1.7	0.5
Other	0.2	0.1	(0.1)	—
Net losses related to commodity swaps	$0.6	$1.2	$1.6	$—

Depreciation and Amortization. Depreciation and amortization expenses were $31.9 million for the three months ended September 30, 2011 compared to $28.2 million for the three months ended September 30, 2010, an increase of $3.7 million, or 13.1%. The increase includes $3.7 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with our gathering system in North Texas.

Interest Expense. Interest expense was $19.5 million for the three months ended September 30, 2011 compared to $20.3 million for the three months ended September 30, 2010, a decrease of $0.8 million, or 3.9%. Net interest expense consists of the following (in millions):

	Three Months Ended
	September 30,
	2011	2010

Senior notes	$16.6	$16.9
Bank credit facility	1.4	1.4
Amortization of debt issue costs	1.2	1.5
Other	0.3	0.5
Total	$19.5	$20.3

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Gross Operating Margin. Gross operating margin was $277.3 million for the nine months ended September 30, 2011 compared to $248.9 million for the nine months ended September 30, 2010, an increase of $28.4 million, or 11.4%. The increase was due to a favorable processing and NGL environment as well as increased throughput volumes on our gathering and transmission systems. The following provides additional details regarding this change in gross operating margin:

•        The LIG segment contributed gross operating margin growth of $9.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The favorable processing environment led to a $14.7 million increase in the combined gross operating margin for the LIG processing plants from the comparable periods.  The Gibson and Plaquemine plants were the primary contributor to this gain with gross operating margin increases of $4.8 million and $2.7 million, respectively. Other treating and processing activity contributed an additional gross operating margin increase of $7.2 million. This increase was partially offset due to gross operating margin decline of approximately $4.8 million on our gathering and transmission assets.

•       The NTX segment had a gross operating margin increase of $9.3  million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. An increase in throughput volume was the primary contributor to a gross operating margin increase of $10.0  million on the gathering and transmission assets.  The north Texas processing plants also had a gross operating margin increase of $3.4 million for the comparable periods due to increased supply and the favorable processing environment.  These increases were partially offset by an increase in losses of $4.1 million on the Delivery Contract discussed more fully under “Overview”.

•        The favorable processing and NGL marketing environment contributed to a $9.2 million increase in gross operating margin for the PNGL segment for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The Blue Water, Pelican and Eunice processing plants contributed gross operating margin increases of $4.3 million, $3.3 million and $0.9 million, respectively. NGL fractionation and marketing activity generated a gross operating margin increase of approximately $1.2 million which was offset by a NGL inventory loss.

Operating Expenses. Operating expenses were $81.1 million for the nine months ended September 30, 2011 compared to $78.4 million for the nine months ended September 30, 2010, an increase of $2.7 million, or 3.4%. The increase is primarily a result of the following:

•                  Increase in labor and benefits expense of $2.8 million primarily related to an increase in employee headcount for activity related to project expansions;

•                  Increase in bulk chemical, supplies and service fees of $1.2 million for increased operations activity;

•                  Increase in electric utility cost of $0.7 million related to increase in operations at the processing plants;

•                  Decrease of $1.0 million primarily related to periodic integrity testing incurred in 2010; and

•                  Decrease of $0.9 million related to ad valorem taxes.

General and Administrative Expenses. General and administrative expenses were $38.1 million for the nine months ended September 30, 2011 compared to $35.7 million for the nine months ended September 30, 2010, an increase of $2.4 million, or 6.7%. The increase is primarily a result of the following:

•                  Labor and benefits expense increase of $1.8 million primarily related to increase in headcount;

•                  Increase of $0.6 million primarily related to legal and consulting fees;

•                  Bad debt expense increase of $0.9 million related to uncollectible gathering fees; and

•                  Stock based compensation expense decrease of $1.4 million.

Gain/Loss on sale of Property. Loss on sale of property was $0.3 million for the nine months ended September 30, 2011 compared to a $14.4 million gain for the nine months ended September 30, 2010. The loss on sale of property for the nine months ended September 30, 2011 was related to the sale of a minor section of pipeline in Louisiana in September 2011.  The gain on sale of property for the nine months ended September 30, 2010 was related to the sale of our east Texas assets in January 2010.

Gain/Loss on Derivatives. Loss on derivatives was $5.5 million for the nine months ended September 30, 2011 compared to a loss of $6.9 million for the nine months ended September 30, 2010. The derivative transaction types contributing to the net loss are as follows (in millions):

	Nine Months Ended September 30,
	2011		2010
	Total	Realized	Total	Realized
Basis swaps	$0.8	$0.9	$4.8	$1.8
Processing margin hedges	4.5	4.5	2.3	4.0
Other	0.2	—	(0.2)	0.1
Net losses related to commodity swaps	$5.5	$5.4	$6.9	$5.9

Impairments.  There was no impairment expense for the nine months ended September 30, 2011 and $1.3 million of impairment expense for the nine months ended September 30, 2010. The impairment expense in 2010 primarily relates to the write down of certain excess pipe inventory prior to its sale.

Depreciation and Amortization. Depreciation and amortization expenses were $93.2 million for the nine months ended September 30, 2011 compared to $82.1 million for the nine months ended September 30, 2010, an increase of $11.1 million, or 13.5%. The increase includes $8.5 million due to intangible amortization  related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage  purchased with our gathering system in North Texas.  In addition, depreciation expense increased $2.6 million primarily due to an increase of assets placed in service in our North Texas and LIG regions.

Interest Expense. Interest expense was $60.0 million for the nine months ended September 30, 2011 compared to $67.2 million for the nine months ended September 30, 2010. Net interest expense consists of the following (in millions):

	Nine Months Ended
	September 30,
	2011	2010

Senior notes (secured and unsecured)	$49.7	$45.9
Paid-in-kind interest on senior secured notes	—	1.4
Bank credit facility	4.0	8.8
Mark to market interest rate swaps	—	(22.4)
Realized interest rate swap losses	—	26.5
Amortization and write off of debt issue costs	5.3	5.2
Other	1.0	1.8
Total	$60.0	$67.2

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2010 was $14.7 million. In February 2010, we repaid our prior credit facility and senior secured notes which resulted in make-whole interest payments on our senior secured notes and the write-off of unamortized debt costs totaling $14.7 million.

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $83.9 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $46.3 million for nine months ended September 30, 2010. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010

Income before non-cash income and expenses	$104.4	$29.3
Changes in working capital	$(20.6)	$17.0

The increase in cash flow from income before non-cash income and expenses of $75.1 million from 2010 to 2011 resulted from payments in 2010 for settlements of interest rate swaps, make-whole payments, and payment-in-kind notes associated with the extinguishment of debt combined with an increase in gross margin and a decrease in interest expense in the first nine months of 2011 as compared to the first nine months of 2010.

Cash Flows from Investing Activities. Net cash used in investing activities was $97.4 million for the nine months ended September 30, 2011 and net cash provided by investing activities was $32.9 million for the nine months ended September 30, 2010. Cash flows from investing activities for the nine months ended September 30, 2010 includes, among other things, proceeds from property sales of $60.0 million related to the sale of east Texas assets and a non-operational processing plant held in inventory. Our primary investing outflows were capital expenditures, net of accrued amounts, and an investment in HEP as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Growth capital expenditures	$53.4	$23.8
Maintenance capital expenditures	9.4	6.0
Investment in Howard Energy Partners	35.0	—
Total	$97.8	$29.8

Cash Flows from Financing Activities. Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2011 and net cash used in financing activities was $67.7 million for the nine months ended September 30, 2010. Our primary financing activities consist of the following (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Net borrowings (repayments) under bank credit facility	$75.0	$(530.7)
Senior secured note repayments	—	(316.5)
Senior unsecured note borrowings (net of discount on the note)	—	711.0
Series B senior secured note repayment	(7.1)	(11.1)
Net repayments under capital lease obligations	(2.3)	(1.7)
Debt refinancing costs	(3.9)	(28.5)
Preferred units	—	120.8

Distributions to unitholders and our general partner also represent a primary use of cash in financing activities. No cash distributions were paid to common unitholders or the general partner during the nine months ended September 30, 2010 due to our continued focus on reducing leverage. Total cash distributions made during the nine months ended September 30, 2011 were as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Common units	$44.2	$—
Preferred units	12.6	6.2
General partner interest	2.3	—
Total	$59.1	$6.2

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our credit facility to fund checks as they are presented. As of September 30, 2011, we had approximately $340.1 million of available borrowing capacity under this facility. Changes in drafts payable for the nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Decrease in drafts payable	$(0.1)	$(5.2)

Working Capital Deficit.  We had a working capital deficit of $1.1 million as of September 30, 2011.  Changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of our revenues are collected and a large volume of our gas purchases are paid near each month end or the first few days of the following month.  As such, receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  In addition, although we strive to minimize our natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes our mark to market derivative assets and liabilities associated with our commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of September 30, 2011.

Capital Requirements. During the nine months ended September 30, 2011, growth capital investments and investments in HEP were $ 53.4 million and $35.0 million, respectively, which were funded by internally generated cash flow and from borrowings under our credit facility. Our current capital spending projection for 2011 is approximately $132.1 million related to identified growth projects including $88.4 million incurred during the first nine months of 2011 (including the HEP investment). Our 2012 projected capital spend for growth capital is approximately $226.0 million which includes projected expenditures of $184.0 million for the pipeline expansion in Louisiana.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of September 30, 2011 is as follows (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$725.0	$—	$—	$—	$—	$—	$725.0
Bank credit facility	75.0	—	—	—	—	—	75.0
Interest payable on fixed long-term debt obligations	417.2	—	64.3	64.3	64.3	64.3	160.0
Capital lease obligations	36.2	1.1	4.6	4.6	4.6	4.6	16.7
Operating lease obligations	37.4	3.1	12.8	7.1	5.3	3.9	5.2
Purchase obligations	2.1	2.1	—	—	—	—	—
Uncertain tax position obligations	3.8	3.8	—	—	—	—	—
Total contractual obligations	$1,296.7	$10.1	$81.7	$76.0	$74.2	$72.8	$981.9

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

Indebtedness

As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2011 and December 31, 2010 was 2.73% and 4.0%, respectively	$75.0	$—
Senior unsecured notes (due 2018), net of discount of $12.1 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	712.9	711.5
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7.1
	787.9	718.6
Less current portion	—	(7.1)
Debt classified as long-term	$787.9	$711.5

Credit Facility. On May 2, 2011 and July 11, 2011, we amended our bank credit facility. The May 2011 amendment increased our borrowing capacity from $420.0 million to $485.0 million, extended the maturity from February 2014 to May 2016, reduced our interest rates and improved terms of other covenants under the facility. The July 2011 amendment permitted Apache to have a first priority lien on certain assets that are associated with our joint interest arrangement with Apache and increased our ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement. See Note (2) to the condensed consolidated financial statements for a discussion of the amended terms.

As of September 30, 2011, our bank credit facility had a borrowing capacity of $485.0 million and there was $69.9 million in letters of credit issued and outstanding under the bank credit facility and $75.0 million of borrowings outstanding, leaving approximately $340.1 million available for future borrowing. The bank credit facility is guaranteed by substantially all of our subsidiaries. The bank credit facility matures in May 2016.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the nine months ended September 30, 2011, and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank credit facility. At September 30, 2011, we had $75.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $0.8 million for the year.

At September 30, 2011, we had total fixed rate debt obligations of $712.9 million, consisting of our senior unsecured notes with an interest rate of 8.875%.  The fair value of this fixed rate obligation was approximately $818.1 million as of September 30, 2011. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $26.0 million.

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

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gathering and transportation margin	58.2%	65.4%	57.1%	62.8%

Gas processing margins:
Processing margin	17.4%	9.6%	18.4%	12.1%
Percent of liquids	11.5%	9.8%	11.5%	10.9%
Fee based	12.9%	15.2%	13.0%	14.2%
Total gas processing	41.8%	34.6%	42.9%	37.2%

Total	100.0%	100.0%	100.0%	100.0%

We have hedges in place at September 30, 2011 covering a portion of the liquids volumes we expect to receive under percent of liquids (POL) contracts. The hedges done via swaps are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive *	Asset/(Liability)
					(In thousands)
October 2011 – December 2011	Ethane	32 (MBbls)	Index	$ 0.6328 /gal	$(211)
October 2011 – December 2011	Propane	11 (MBbls)	Index	$ 1.2307 /gal	(129)
October 2011 – December 2011	Normal Butane	7 (MBbls)	Index	$ 1.5839 /gal	(74)
October 2011 – December 2011	Natural Gasoline	7 (MBbls)	Index	$ 1.8461 /gal	(94)
					$(508)

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive *	Asset/(Liability)
					(In thousands)
January 2012 – December 2012	Ethane	25 (MBbls)	Index	$ 0.4975 /gal	$(184)
January 2012 – December 2012	Propane	73 (MBbls)	Index	$ 1.3005 /gal	(145)
January 2012 – December 2012	Normal Butane	39 (MBbls)	Index	$ 1.6855 /gal	(30)
January 2012 – December 2012	Natural Gasoline	30 (MBbls)	Index	$ 2.2664 /gal	226
					$(133)

*weighted average

We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on  our POL contracts. We hedge  our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 56.2% of our hedgeable volumes at risk through December 2011 (24.0% of total volumes at risk through December 2011) via the use of swaps for our exposure related to propane, normal butane and natural gasoline. We have hedged our ethane exposure through December 2011 with a combination of swaps and puts that cover all of our total ethane volumes at risk. Of the total, 85.3% is covered by the puts. We have puts in place covering 74 MBbls of ethane for the final quarter of 2011 at an average price of $.4471/gallon. The net fair value asset of the puts as of September 30, 2011 was less than $0.1 million.  We have also hedged 39.0% of our hedgeable volumes at risk for 2012 (21.3% of total volumes at risk for 2012).

We also have hedges in place at September 30, 2011 covering the fractionation spread risk related to our processing margin contracts as set forth in the following tables:

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)
October 2011–December 2011	Ethane	16 (MBbls)	Index	$ 0.4538 /gal*	$(228)
October 2011–December 2011	Propane	25 (MBbls)	Index	$ 1.2173 /gal*	(305)
October 2011–December 2011	Iso Butane	2 (MBbls)	Index	$ 1.5425 /gal*	(25)
October 2011–December 2011	Normal Butane	13 (MBbls)	Index	$ 1.6241 /gal*	(119)
October 2011–December 2011	Natural Gasoline	13 (MBbls)	Index	$ 2.1320 /gal*	(26)
October 2011–December 2011	Natural Gas	3,577 (MMBtu/d)	$ 4.7692 /MMBtu*	Index	(319)
					$(1,022)

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)
January 2012–December 2012	Ethane	28 (MBbls)	Index	$ 0.4980 /gal*	$(201)
January 2012–December 2012	Propane	98 (MBbls)	Index	$ 1.3167 /gal*	(144)
January 2012–December 2012	Normal Butane	57 (MBbls)	Index	$ 1.7582 /gal*	123
January 2012–December 2012	Natural Gasoline	46 (MBbls)	Index	$ 2.3401 /gal*	487
January 2012–December 2012	Natural Gas	3,172 (MMBtu/d)	$ 4.8967 /MMBtu*	Index	(797)
					$(532)

*     weighted average

In relation to our fractionation spread risk, as set forth above, we have hedged 42.0% of our hedgeable liquids volumes at risk through December 31, 2011 (16.7% of total liquids volumes at risk) and 47.8% of the related hedgeable PTR volumes through December 31, 2011 (17.1% of total PTR volumes). We have also hedged 35.6% of our hedgeable liquids volumes at risk for 2012 (15.7% of total liquids volumes at risk) and 43.3% of the related hedgeable PTR volumes for 2012 (17.4% of total PTR volumes).

We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 5.4% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of September 30, 2011, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $2.2 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $2.6 million in the net fair value liability of these contracts as of September 30, 2011 to a net fair value liability of approximately $4.8 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2011), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended September 30, 2011 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

10.2	—	Crosstex Energy Services, L.P. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 1, 2011, filed with the Commission on July 1, 2011).

Number		Description
31.1*	—	Certification of the Principal Executive Officer.

31.2*	—	Certification of the Principal Financial Officer.

32.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

101**	—

The following financial information from Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (v) Consolidated Statements of Changes in Partners’ Equity for the quarter ended September 30, 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

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

November 4, 2011