Form 10-K
period 2011-12-31
CROSSTEX ENERGY LP
filed 2012-02-28
CIK 1179060

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50067

CROSSTEX ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State of organization)	16-1616605 (I.R.S. Employer Identification No.)
2501 CEDAR SPRINGS DALLAS, TEXAS (Address of principal executive offices)	75201 (Zip Code)

(Registrant's telephone number, including area code)
 (214) 953-9500

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited	The NASDAQ Global Select Market
Partnership Interests

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Units representing limited partner interests held by non-affiliates of the registrant was approximately $457,405,664 on June 30, 2011, based on $18.15 per unit, the closing price of the Common Units as reported on The NASDAQ Global Select Market on such date.

         At February 14, 2012, there were 50,863,334 common units outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:
None.

CROSSTEX ENERGY, L.P.

PART I

Item 1.    Business

General

        Crosstex Energy, L.P. is a publicly traded Delaware limited partnership formed in 2002. Our common units are traded on The NASDAQ Global Select Market under the symbol "XTEX". Our business activities are conducted through our subsidiary, Crosstex Energy Services, L.P., a Delaware limited partnership (the "Operating Partnership") and the subsidiaries of the Operating Partnership. Our executive offices are located at 2501 Cedar Springs, Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.crosstexenergy.com. We post the following filings in the "Investors" section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our web-site are available free of charge. In this report, the terms "Partnership" and "Registrant," as well as the terms "our," "we," "us" and "its," are sometimes used as abbreviated references to Crosstex Energy, L.P. itself or Crosstex Energy, L.P. together with its consolidated subsidiaries, including the Operating Partnership.

        Crosstex Energy GP, LLC, a Delaware limited liability company, is our general partner. Crosstex Energy GP, LLC manages our operations and activities. Crosstex Energy GP, LLC is a wholly owned subsidiary of Crosstex Energy, Inc., or CEI. Crosstex Energy, Inc.'s shares are traded on The NASDAQ

Global Select Market under the symbol "XTXI." The following diagram depicts the organization and ownership of the Partnership as of December 31, 2011.

Public Shareholders
Crosstex Energy, Inc.
(Delaware)
100%
25% Limited Partner Interest
Public Unitholders
52% Limited Partner Interest
Crosstex Energy GP, LLC (Delaware)
GSO Crosstex Holdings LLC
2% General Partner Interest
22% Limited Partner Interest
Crosstex Energy, L.P.
(Delaware)
100%
Crosstex Operating GP, LLC
(Delaware)
100%
Crosstex Energy Finance Corporation (Delaware)
0.001% General Partner Interest
99.999% Limited Partner interest
Crosstex Energy Services, L.P.
(Delaware)
Operating Subsidiaries

        The following terms as defined generally are used in the energy industry and in this document:

  /d = per day
  Bbls = barrels
  Bcf = billion cubic feet
  Btu = British thermal units
  CO2= Carbon dioxide
  Gal = gallon
  Mcf = thousand cubic feet
  MMBtu = million British thermal units
  MMcf = million cubic feet
  NGL = natural gas liquid and natural gas liquids

        Capacity volumes for our facilities are measured based on physical volume and stated in cubic feet (Bcf, Mcf or MMcf). Throughput volumes are measured based on energy content and stated in British thermal units (Btu or MMBtu). A volume capacity of 100 MMcf generally correlates to volume capacity of 100,000 MMBtu. Fractionated volumes are measured based on physical volumes and stated in gallons (Gal).

Our Operations

        Crosstex Energy, L.P. is an independent midstream energy company engaged in the gathering, transmission, processing and marketing of natural gas, natural gas liquids, or NGLs, and providing terminal services for crude oil. We connect the wells of natural gas producers in our market areas to our gathering systems, process natural gas for the removal of NGLs, fractionate NGLs into purity products and market those products for a fee, transport natural gas and ultimately provide natural gas to a variety of markets. We purchase natural gas from natural gas producers and other supply sources and sell that natural gas to utilities, industrial consumers, other marketers and pipelines. We operate processing plants that process gas transported to the plants by major interstate pipelines or from our own gathering systems under a variety of fee arrangements. In addition, we purchase natural gas from producers not connected to our gathering systems for resale and sell natural gas on behalf of producers for a fee.

        We focus on the gathering, processing, transmission and marketing of natural gas and NGLs, which we manage as regional reporting segments. Our geographic focus is in the North Texas Barnett Shale (NTX) and in Louisiana, which has two reportable business segments (the Crosstex LIG system and the south Louisiana processing and NGL assets, or PNGL). Our combined midstream assets consist of over 3,300 miles of natural gas gathering and transmission and NGL pipelines, nine natural gas processing plants and three fractionators. Our gathering systems consist of a network of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. Our transmission pipelines primarily receive natural gas from our gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. Our processing plants remove NGLs and CO2 from a natural gas stream and our fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane and normal butanes and natural gasoline. See Note 14 to the consolidated financial statements for financial information about these operating segments.

        Our assets include the following:

  •
  North Texas Assets.  Our North Texas assets consist of gathering systems with total capacity of approximately 1,250 MMcf/d, processing facilities with a total processing capacity of 285 MMcf/d and a transmission pipeline with a capacity of approximately 375 MMcf/d.

  •
  Crosstex LIG System.  The Crosstex LIG system is one of the largest intrastate pipeline systems in Louisiana, consisting of approximately 2,000 miles of mainly transmission pipelines which extend from the Haynesville Shale in north Louisiana to onshore production in south central and southeast Louisiana and processing facilities with a total processing capacity of 370 MMcf/d.

  •
  South Louisiana Processing and NGL Assets.  Our south Louisiana natural gas processing and liquids assets include approximately 1.7 Bcf/d of processing capacity, 43,000 Bbls/d of fractionation capacity, in excess of 3.1 million barrels of underground storage and approximately 440 miles of liquids transport lines.

Our Business Strategy

        Our business strategy consists of three overarching objectives which are to maximize earnings and growth of our existing businesses, to enhance the scale and diversification of our assets and to continue our focus on operational excellence. We believe we were successful in executing our business strategy during 2011, and we will continue to pursue these objectives in 2012.

        Maximize earnings and growth of existing businesses.    We intend to leverage our franchise position, infrastructure and customer relationships by expanding existing systems to meet new or increased demand for our gathering, transmission, processing and marketing services. For example, we completed two expansion projects in north Texas in the Barnett Shale natural gas play. We added compression and gathering lines at two separate locations increasing capacity by approximately 50 MMcf/d at an aggregate cost of approximately $44.2 million which generated gross operating margin of $17.0 million in 2011 as discussed more fully under "Recent Growth Developments" below.

        Enhance scale and diversification of our assets.    We look to grow and diversify by acquiring and/or building assets in new areas to serve as a platform for growth with a focus on emerging shale play areas with NGL and crude oil exposure. We expanded our asset scale and diversification during 2011 through our joint investment with Apache Corporation in the Permian Basin, through our equity investment in Howard Energy Partners in the Eagle Ford Shale play in south Texas and by adding crude oil terminals at our south Louisiana facilities. During 2011, we also began work on a project to expand our NGL pipeline system and our fractionation facilities in south Louisiana with construction commencing in 2012 and a planned completion date in mid 2013. These projects and the potential growth from these projects will help to provide additional scale and geographic diversity. All of these projects are discussed more fully under "Recent Growth Developments."

        Continue to focus on operational excellence as we execute our business strategy.    We have a continued focus on operating our existing asset base to maximize cost efficiencies, provide flexibility for our customers and provide reliable capacity for our customers, while maintaining a high level of safety, environmental integrity, innovation and customer service. We have developed tools to monitor pressures across our systems providing the opportunity to adjust operating modes. This improves reliability, reduces fuel consumption and enhances customer service. We continue to optimize our processing plant performance to improve ethane recovery. We are also in the top quartile of safety performance in the midstream industry due to our systematic focus on safety across the organization.

Recent Growth Developments

        North Texas Expansion Projects.    We expanded our natural gas gathering system in north Texas with the construction of a $28.3 million, 15-mile pipeline extension to serve major Barnett Shale producers. The project, which is supported by volumetric commitments, commenced operation in March 2011 and provides customers in southwest Tarrant County with greater takeaway capacity to accommodate their transportation requirements. This expansion contributed $9.5 million to our gross operating margin in 2011. Gross operating margin is a non-GAAP financial measure and is discussed under "Item 6. Selected Financial Data-Non-GAAP Financial Measures."

        We also entered into a 10-year firm gathering and compression agreement with a major Barnett Shale producer for an additional 50 MMcf/d on our north Texas gathering system. In March 2011, we completed construction of a compressor station at a cost of $15.9 million that increased capacity on an existing gathering line for this additional volume. This expansion contributed $7.5 million to our gross operating margin in 2011.

        Permian Basin Apache Joint Investment.    We and Apache Corporation jointly have committed to invest $85.0 million in a new-build natural gas processing facility in the Permian Basin in Glasscock County, which we refer to as our Deadwood Plant. Crosstex and Apache have funded the processing project equally and each holds a 50 percent undivided working interest in the assets. We installed a refrigeration plant with a capacity of 20 MMcf per day, and we commenced operation of this facility in February 2012. A cryogenic gas processing facility with a capacity of 50 MMcf/day is under construction and is expected to be operational in June 2012. We are managing the construction of and will operate the processing facilities. The project gives us a footprint for growth in the Permian Basin where we will pursue additional business opportunities.

        We also purchased and upgraded a nearby rail terminal and fractionator (which we renamed the Mesquite Terminal) in Midland County to serve initially as a rail terminal for the Deadwood Plant NGL and third party raw-make NGLs. These NGLs will be transported to our Eunice fractionation facility in south central Louisiana for fractionation and sales. We own 100 percent of the terminal and fractionator. The Mesquite Terminal began receiving rawmake NGLs in February 2012 from the Deadwood Plant when we commenced its operation and from another producer via existing NGL pipelines or trucks. We have invested $12.7 million in this project. This facility will provide NGL takeaway for the constrained Permian infrastructure until a long-term pipeline solution becomes available.

        Cajun-Sibon NGL expansion.    The Cajun-Sibon NGL pipeline expansion will be an extension of our existing 440-mile Cajun-Sibon NGL pipeline that is connected to our fractionation facilities in south central Louisiana. The approximately 130-mile, 12-inch-diameter extension will have an initial capacity of 70,000 Bbls/d of NGLs. It will originate from interconnections to major Mont Belvieu supply pipelines and will provide connectivity for NGLs from the Permian Basin, Mid-Continent, Barnett Shale, Eagle Ford, and Rocky Mountain areas to our NGL fractionation facilities and end-user petrochemical customers in Louisiana. The project also includes the expansion of our Eunice NGL fractionation facilities from 15,000 Bbls/d to 55,000 Bbls/d, which will increase our interconnected fractionation capacity in Louisiana to approximately 97,000 Bbls/d.

        We executed a long-term ethane sales agreement with Williams Olefins, a subsidiary of the Williams Companies, which provides us a secure market for ethane generated by our Eunice fractionation facility, the key product in the project. On the supply side, we have equity supply from our Texas gas plants and have received sufficient long-term supply commitments to proceed with the construction of this project. We are negotiating additional long-term commitments for the remaining capacity.

        The Cajun-Sibon project expands our strategic footprint of our PNGL assets so we can take advantage of the increasing demand for fractionation and NGL handling as producers pursue the development of liquids-rich natural gas shale plays. The current estimated capital for this project is $230.0 million. We expect the facilities will be operational in the first half of 2013.

        Partnership with Howard Energy Partners.    In June 2011, we made a strategic equity investment in Howard Energy which provides us with an important growth platform in the rapidly developing Eagle Ford Shale play in south Texas, a new geographic area for us. Howard Energy owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.

        Crosstex and Quanta Services, a leading pipeline construction contractor in the energy industry, each provided an initial capital contribution of $35.0 million for an ownership interest of about 35.0 percent each in Howard Energy. Howard Energy's management team has extensive midstream experience and, together with our experience in large scale and emerging shale developments and Quanta's construction experience, provide the depth and overall ability to develop and execute additional midstream projects in the Eagle Ford.

        Crude Oil Terminals.    We have modified the rail, truck, pipeline and barge facilities at our Eunice and Riverside fractionators to serve as crude oil terminals, thereby expanding the functionality of these facilities. They are ready to receive 5,000 to 6,000 Bbls/d of crude oil and condensate in aggregate and began receiving deliveries in January 2012 as part of phase one of the project. We are currently in discussions with several potential customers to contract additional crude oil volumes, and these terminal facilities could be expanded. The additional expansion at our Riverside plant could add 8,000 barrels of capacity by the second half of 2012.

        These projects enable us to take advantage of the crude pricing differentials in today's market by providing quick access to the premium Louisiana market. Regional infrastructure bottlenecks have created differentials to the markets of Louisiana Gulf Coast crude, Louisiana Light Sweet, which benefits our physical asset position. We earn a volume based fee for providing this terminal service.

Our Assets

        North Texas Assets.    Our gathering systems in north Texas, or NTG, consist of approximately 670 miles of gathering lines that had an average throughput of approximately 773,000 MMBtu/d for the year ended December 31, 2011. Our processing facilities in north Texas include three gas processing plants with total processing throughput that averaged 249,000 MMBtu/d for the year ended December 31, 2011. Our transmission asset, referred to as the North Texas Pipeline, or NTP, consists of a 140-mile pipeline from an area near Fort Worth, Texas to a point near Paris, Texas and related facilities. The NTP connects production from the Barnett Shale to markets in north Texas and to markets accessed by the Natural Gas Pipeline Company, or NGPL, Kinder Morgan, Houston Pipeline, or HPL, Atmos and Gulf Crossing. For the year ended December 31, 2011, the average throughput on the NTP was approximately 352,000 MMBtu/d.

        Crosstex LIG Assets.    The Crosstex LIG gathering and transmission pipeline system is comprised of a north and south system and had an average throughput of approximately 912,000 MMbtu/d for the year ended December 31, 2011. Our LIG system in the south has a capacity in excess of 1.5 Bcf/d and over 1,000 miles of transmission and gathering lines. The system also includes two operating, on-system processing plants, our Plaquemine and Gibson plants, with an average throughput of 247,000 MMBtu/d for the year ended December 31, 2011. The Plaquemine plant also has a fractionation capacity of 10,800 Bbls/d of liquid products which we plan to connect to our south Louisiana NGL system in 2012. Total volume for fractionated liquids at Plaquemine averaged 2,800 Bbls/d for the year ended December 31, 2011. The south system has access to both rich and lean gas supplies from onshore production in south central and southeast Louisiana. Crosstex LIG has a variety of transportation and industrial sales customers in the south, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans.

        Our Crosstex LIG system in the north, comprised of 63 miles of 24" mainline and 9 miles of gathering lateral pipeline, serves the natural gas fields south of Shreveport, Louisiana and extends into the Haynesville Shale gas play in north Louisiana. The north Louisiana system has a capacity of 485 MMcf/d and interconnects with interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission, Trunkline Gas and Tennessee Gas Pipeline. We have firm transportation agreements for 440 MMcf/d on the north system with weighted average lives of approximately five years. Our north Louisiana system is connected to our south Louisiana system and has the capacity to move approximately 145 MMcf/d of gas to our markets in the south.

        PNGL Assets.    Our south Louisiana natural gas processing and liquids assets include processing and fractionation capabilities, underground storage and approximately 440 miles of liquids transport lines. Total processing throughput averaged 829,000 MMBtu/d for the year ended December 31, 2011.

  •
  NGL Assets.  Our NGL assets include our Eunice processing plant and fractionation facility, our Riverside fractionation plant, our Cajun Sibon pipeline system and our Napoleonville storage facility.

  •
  Eunice Processing Plant and Fractionation Facility.  The Eunice processing plant is located in south central Louisiana, has a capacity of 475 MMcf/d and processed approximately 324,000 MMBtu/d for the year ended December 31, 2011. The plant is connected to onshore gas supply, as well as continental shelf and deepwater gas production and has downstream connections to the ANR Pipeline, Florida Gas Transmission and Texas Gas Transmission, or TGT. The Eunice fractionation facility has a capacity of 15,000 Bbls/d of liquid products, including ethane, propane, iso-butane, normal butane and natural gasoline and is directly connected to the southeast propane market and pipelines to the Anse La Butte storage facility. Our Eunice fractionator was restarted in 2011 to take advantage of the activity around the liquid rich shale-plays, including the Eagle Ford, Permian, Granite Wash, Marcellus and Bakken plays. We resumed operations with an initial capacity to accommodate 15,000 Bbls/d of NGLs at Eunice, and the plant fractionated 2,911 Bbls/d of liquids during 2011. We plan to connect the Plaquemine fractionator into our PNGL system in 2012. This connection will give us operational flexibility, increased fractionation capacity, and the ability to capture new NGL-related business. See "Recent Growth Developments" for a discussion of the crude oil terminal facility added at Eunice and for a discussion of the Eunice expansion in conjunction with the Cajun Sibon project.

  •
  Riverside Fractionation Plant.  The Riverside fractionator and loading facility is located on the Mississippi River upriver from Geismar, Louisiana. The Riverside plant has a fractionation capacity of approximately 28,000 Bbls/d of liquids products and fractionated liquids delivered by the Cajun Sibon pipeline system from the Eunice, Pelican and Blue Water plants or by truck and rail. The Riverside facility has above-ground storage capacity of approximately 133,000 barrels. Total volume for fractionated liquids at Riverside averaged 17,372 Bbls/d for the year ended December 31, 2011. See "Recent Growth Developments" for discussion of the crude oil terminal facility added at Riverside.

  •
  Cajun Sibon Pipeline System.  The Cajun Sibon pipeline system consists of approximately 440 miles of 6" and 8" pipelines with a system capacity of approximately 28,000 Bbls/d. The pipeline transports unfractionated NGLs, referred to as raw make, from the Eunice, Pelican and Blue Water plants to either the Riverside or Eunice fractionators or to third party fractionators when necessary. See "Recent Growth Developments" for information regarding the expansion of this pipeline system.

  •
  Napoleonville Storage Facility.  The Napoleonville NGL storage facility, located outside of Belle Rose, Louisiana, is connected to the Riverside facility and has a total capacity in excess of 3.1 million barrels of underground storage from two existing caverns. The caverns are currently operated in propane and butane service, and space is leased to customers for a fee.

  •
  Pelican Processing Plant.  The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. For the year ended December 31, 2011, the plant processed approximately 256,000 MMBtu/d. The Pelican plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline. This plant has an interconnection with the LIG pipeline so we can process gas from the LIG system at our Pelican plant when markets are favorable.

  •
  Sabine Pass Processing Plant.  The Sabine Pass processing plant is located east of the Sabine River at Johnson's Bayou, Louisiana and has a processing capacity of 300 MMcf/d of natural gas. The Sabine Pass plant is connected to continental shelf and deepwater gas production with downstream connections to Florida Gas Transmission, Tennessee Gas Pipeline (TGP) and

    Transco. The plant processed approximately 61,000 MMBtu/d for the year ended December 31, 2011. Offshore volumes supplying this plant have been declining during 2010 and 2011. We are looking for additional offshore supply for this plant. See Note 3(c) of the Notes to Consolidated Financial Statements for further discussion on the Sabine plant.

  •
  Blue Water Gas Processing Plant.  We own a 64.29% interest in the Blue Water gas processing plant and operate the plant. The Blue Water plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. The plant has a net capacity to our interest of 300 MMcf/d. In January 2009, the flow of the gas on the pipeline was reversed by the TGP, the owner of the pipeline, thereby removing access to all the gas processed at our Blue Water plant from the Blue Water offshore system. The gas composition of the reversed TGP stream is leaner in NGL content, but is profitable to process during periods of high fractionation spreads. The plant has operated most of 2011 and processed approximately 163,500 MMBtu/d and is expected to continue to operate in the future when fractionation spreads are favorable and volumes are sufficient to run the plant.

Industry Overview

        The following diagram illustrates the gathering, processing, fractionation and transmission process.

        The midstream natural gas industry is the link between the exploration and production of natural gas and the delivery of its components to end-user markets. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells.

        Natural gas gathering.    The natural gas gathering process follows the drilling of wells into gas-bearing rock formations. After a well has been completed, it is connected to a gathering system. Gathering systems typically consist of a network of small diameter pipelines and, if necessary, compression and treating systems that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission.

        Compression.    Gathering systems are operated at pressures that will maximize the total natural gas throughput from all connected wells. Because wells produce gas at progressively lower field pressures as they age, it becomes increasingly difficult to deliver the remaining production in the ground against the higher pressure that exists in the connected gathering system. Natural gas compression is a mechanical process in which a volume of gas at an existing pressure is compressed to a desired higher pressure, allowing gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver gas into a higher-pressure downstream pipeline. The remaining natural gas in the ground will not be produced if field compression is not installed because the gas will be unable to overcome the higher gathering system pressure. In contrast, a declining well can continue delivering natural gas if the field compression is installed.

        Natural gas processing.    The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier NGLs and contaminants, such as water and CO2, sulfur compounds, nitrogen or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and may need to be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems mostly consists of methane and ethane, and moisture and other contaminants have been removed so there are negligible amounts of them in the gas stream. Natural gas is processed to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas and to separate those hydrocarbon liquids from the gas that have higher value as NGLs. The removal and separation of individual hydrocarbons through processing is possible due to differences in weight, boiling point, vapor pressure and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline-quality natural gas and a mixed NGL stream and the removal of contaminants.

        NGL fractionation.    NGLs are separated into individual, more valuable components during the fractionation process. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used as a petrochemical feedstock in the production of ethylene and propylene and as a heating fuel, an engine fuel and industrial fuel. Isobutane is used principally to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butylene (a key ingredient in synthetic rubber), as a blend stock for motor gasoline and to derive isobutene through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

        Natural gas transmission.    Natural gas transmission pipelines receive natural gas from mainline transmission pipelines, processing plants, and gathering systems and deliver it to industrial end-users, utilities and to other pipelines.

        Crude oil terminals.    Crude oil rail terminals are an integral part of ensuring the movement of new crude oil production from the developing shale plays in the United States and Canada. In general, the crude oil rail unloading terminals are used to unload rail cars, store crude oil volumes for 3rd parties until the oil is re-delivered to premium markets via pipelines, trucks or rail to delivery points.

Balancing Supply and Demand

        When we purchase natural gas, we establish a margin normally by selling it for physical delivery to third-party users. We can also use over-the-counter derivative instruments or enter into future delivery obligations under futures contracts on the NYMEX. Through these transactions, we seek to maintain a position that is balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand. Our policy is not to acquire and hold natural gas futures contracts or derivative products for the purpose of speculating on price changes.

Competition

        The business of providing gathering, transmission, processing and marketing services for natural gas and NGLs is highly competitive. We face strong competition in obtaining natural gas supplies and in the marketing and transportation of natural gas and NGLs. Our competitors include major integrated and independent E&P oil companies, natural gas producers, interstate and intrastate pipelines and other natural gas gatherers and processors. Competition for natural gas supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency and reliability of the gatherer and the pricing arrangements offered by the gatherer. Many of our competitors offer more services or have greater financial resources and access to larger natural gas supplies than we do. Our competition varies in different geographic areas.

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

        We face strong competition for acquisitions and development of new projects from both established and start-up companies. Competition increases the cost to acquire existing facilities or businesses, and results in fewer commitments and lower returns for new pipelines or other development projects. Many of our competitors have greater financial resources or lower cost of capital, or are willing to accept lower returns or greater risks. Our competition differs by region and by the nature of the business or the project involved.

Natural Gas Supply

        Our gathering and transmission pipelines have connections with major intrastate and interstate pipelines, which we believe have ample natural gas supplies in excess of the volumes required for the operation of these systems. We evaluate well and reservoir data that is either publicly available or furnished by producers or other service providers in connection with the construction and acquisition of our gathering systems to determine the availability of natural gas supply for the systems and/or obtain a minimum volume commitment from the producer that results in a rate of return on investment. Based on these facts, we believe that there should be adequate natural gas supply to recoup our investment with an adequate rate of return. We do not routinely obtain independent evaluations of reserves dedicated to our systems due to the cost and relatively limited benefit of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems or the anticipated life of such producing reserves.

Credit Risk and Significant Customers

        We are diligent in attempting to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss can be very large relative to our overall profitability.

        During the year ended December 31, 2011, we had only one customer, Dow Hydrocarbons & Resources LLC, that represented greater than 10.0% of our revenue. While this customer represented 12.3% of consolidated revenues, the loss of this customer would not have a material impact on our results of operations because the gross operating margins received from transactions with this customer are not material to our total gross operating margin, and we believe the sales to this customer could be replaced with other buyers at comparable sales prices.

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

        Regulation by FERC of Interstate NGL Pipelines.    As of December 31, 2011, we did not own any interstate NGL pipelines. However, as discussed in "Recent Growth Developments," we intend to begin construction in 2012 of an expansion of the Cajun-Sibon NGL pipeline that is connected to our fractionation facilities in south central Louisiana. This expansion is scheduled to be operational in the first half of 2013. Once operational, the expansion will be subject to regulation by FERC as a common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992 and related rules and orders. FERC regulation requires that interstate oil pipeline rates, including rates for transportation of NGLs, be filed with FERC and that these rates be "just and reasonable" and not unduly discriminatory.

        Rates of interstate NGL pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning in 2010, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 2.65%. This adjustment is subject to review every five years. Under FERC's regulations, an NGL pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology.

        The Interstate Commerce Act permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just and reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just and reasonable rate for a period of up to two years prior to the filing of a complaint.

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

        Sales of Natural Gas.    The price at which we sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our natural gas sales are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. We cannot predict the ultimate impact of these regulatory changes on our natural gas marketing operations, but we do not believe that we will be affected by any such FERC action in a manner that is materially different from the natural gas marketers with whom we compete.

Environmental Matters

        General.    Our operation of processing and fractionation plants, pipelines and associated facilities in connection with the gathering and processing natural gas and the transportation, fractionation and storage of NGLs is subject to stringent and complex federal, state and local laws and regulations relating to release of hazardous substances or wastes into the environment or otherwise relating to protection of the environment. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities. Included in our construction and operation costs are capital cost items necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.

        Any failure to comply with applicable environmental laws and regulations, including those relating to equipment failures and obtaining required governmental approvals, may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial activities and, in less common circumstances, issuance of injunctions or construction bans or delays. We believe that we currently hold all material governmental approvals required to operate our major facilities. As part of the regular evaluation of our operations, we routinely review and update governmental approvals as necessary. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that the cost of compliance with such laws and regulations currently in effect will not have a material adverse effect on our operating results or financial condition.

        The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases or spills are associated with our possible future operations, and we cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases, or spills. In the event of future increases in environmental costs, we may be unable to pass on those cost increases to our customers. A discharge of hazardous substances or wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. We will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations or more rigorous enforcement of existing laws and regulations.

        Hazardous Substances and Waste.    To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of "hazardous substance" into the environment. Potentially liable persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although "petroleum" as well as natural gas and NGLs are excluded from CERCLA's definition of a "hazardous substance," in the course of ordinary operations, we may generate wastes that may fall within the definition of a "hazardous substance." In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or any analogous federal or state laws.

        We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA,

and/or comparable state statutes. From time to time, the Environmental Protection Agency, or EPA, and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently considered as nonhazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable laws or regulations may result in an increase in our capital expenditures or plant operating expenses or otherwise impose limits or restrictions on our production and operations.

        We currently own or lease, and have in the past owned or leased, and in the future we may own or lease, properties that have been used over the years for natural gas gathering, treating or processing and for NGL fractionation, transportation or storage. Solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and other solid wastes have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whom we had no control as to such entities' handling of hydrocarbons or other wastes and the manner in which such substances may have been disposed of or released. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination if present, including groundwater contamination, or to take action to prevent future contamination.

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

        Air emissions associated with operations in the Barnett Shale area have come under recent scrutiny. In 2010 and 2011, the Texas Commission on Environmental Quality (TCEQ) conducted comprehensive monitoring of air emissions in the Barnett Shale area, in response to public concerns about high concentrations of benzene and other potential emissions in the air near drilling sites and natural gas processing facilities. In addition, environmental groups have advocated increased regulation in the Barnett Shale area and these groups as well as at least one state representative further advocated a moratorium on permits for new gas wells until TCEQ completes its analysis. Also, the EPA entered into a settlement in 2010 that required it to reevaluate regulations for the control of air emissions from the oil and natural gas industry. As a result, the EPA proposed regulations in July 2011, which are currently pending adoption, that would establish new air pollution standards for the oil and natural gas industry, including new source performance standards for volatile organic compounds and sulfur dioxide and an air toxics standard for oil and natural gas production and for natural gas transmission and storage. Changes in laws or regulations imposing emission limitations, pollution control technology requirements or other regulatory requirements or any restriction on permitting of natural gas production facilities in the Barnett Shale area could have an adverse effect on our business.

        Climate Change.    In response to concerns suggesting that emissions of certain gases, commonly referred to as "greenhouse gases" (including carbon dioxide and methane), may be contributing to warming of the earth's atmosphere, EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the federal Clean Air Act.

        In October 2009, EPA promulgated its Mandatory Reporting Rule for greenhouse gases, which requires the monitoring and reporting of greenhouse gas emissions on an annual basis. All of our facilities operating combustion sources, such as engines, or natural gas fractionation facilities are subject to the greenhouse gas reporting requirements included in the October 2009 final rule. The first annual greenhouse gas emissions inventory for Crosstex affected facilities was filed by Crosstex in September 2011. In November 2010 and further in December 2011, EPA expanded the scope of the Mandatory Reporting Rule to include petroleum and natural gas pipeline systems, which applies the Mandatory Reporting Rule's requirements to, among other sources, fugitive and vented methane emissions from the oil and gas sector, including natural gas transmission compression. Our transmission compression facilities as well as gathering compressor stations with large amine treating capacities are now required to report under this expanded rule, with the first report due to the EPA on September 28, 2012. Although the Mandatory Reporting Rule does not control greenhouse gas emission levels from any facilities, it has still caused us to incur monitoring and reporting costs for emissions that are subject to the rule. Further, the rule's new requirements for reporting of fugitive and vented methane emissions from the oil and gas industry can be expected to increase our monitoring and reporting costs from here on forward.

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

        The U.S. Congress has also considered legislation to mandate reductions of greenhouse gas emissions, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs.

        Because regulation of Green House Gas ("GHG") emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. In addition to these regulatory developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase our litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

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

        Certain scientific studies on climate change suggest that stronger storms may occur in the future in certain of the areas in which we operate, although the scientific studies are not unanimous. Due to their location, our operations along the Gulf Coast are vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems and our insurance may not cover all associated losses. We are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.

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

        It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is an important and commonly used process in the completion of wells by our customers. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and other regulatory requirements for hydraulic fracturing operations. At the federal level, the U.S. Congress has introduced legislation that would amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that Act and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. As support for the chemical disclosure requirements included in the legislation, sponsors of the legislation asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. If adopted, this or other similar legislation could establish an additional level of regulation and permitting of hydraulic fracturing operations at the federal level, which could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult for our customers to perform hydraulic fracturing. In addition, during the first quarter of 2010, the EPA initiated a detailed scientific study of hydraulic fracturing and its potential impacts on surface and ground waters. The initial study results are expected to be available in late 2012. In early 2010, EPA also indicated in a website posting that it intended to regulate hydraulic fracturing under the Safe Drinking Water Act and require permitting for any well where hydraulic fracturing was conducted with the use of diesel as an additive. While industry groups have challenged

EPA's website posting as improper rulemaking, the Agency's position, if upheld could require additional permitting and could lead to operations delays, increased costs and regulatory burdens that could make it more difficult for our customers to perform hydraulic fracturing. State and local governments have also considered proposed regulations addressing public concerns related to hydraulic fracturing operations. Some state and local governments in regions where shale development is underway have considered or imposed moratoriums on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by EPA or the relative state agencies are completed. Any increased federal, state or local regulation could reduce the volumes of natural gas that our customers move through our gathering systems which would materially adversely affect our revenues and results of operations.

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

        DOT Safety Regulations.    Our pipelines are subject to regulation by the U.S. Department of Transportation (DOT). DOT's Pipeline Hazardous Material Safety Administration (PHMSA), acting through the Office of Pipeline Safety (OPS), administers the national regulatory program to assure the safe transportation of natural gas, petroleum, and other hazardous materials by pipeline. OPS develops regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance, and emergency response of pipeline facilities. These safety regulations are listed under 49 CFR, Parts 192 and 195. Pipelines that transport natural gas are governed under 49 CFR 192. Pipelines that transport crude oil, carbon dioxide, NGL and petroleum products are governed under 49 CFR 195. PHMSA requires any entity which owns or operates pipeline facilities to comply with the regulations under these and referenced regulations, regarding access to and allow copying of records, and to make certain reports and provide information as required by the Secretary of Transportation. The Pipeline Integrity Management in High Consequence Areas, amendments to 49 CFR Part 192 and 195 (PIM) requires operators of transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. On December 13, 2011, the Senate passed, and on January 3, 2012, the President signed into law, H.R. 2845, "Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011," which increases potential penalties for pipeline safety violations, gives new rulemaking authority to the DOT with respect to shut-off valves on transmission pipeline facilities constructed or entirely replaced after the rule is promulgated, requires DOT to revise incident notification guidance, and imposes new records requirements on pipeline owners and operators. The new legislation also requires the DOT to study and report to Congress on other areas of pipeline safety, including expanding the reach of the integrity management regulations beyond high consequences areas, but restricts DOT from promulgating expanded integrity management rules during the review period and for a period following submittal of its report to Congress unless the rulemaking is needed to address a present condition that poses a risk to public safety, property, or the environment. In addition to federal regulations, the Railroad Commission of Texas, or TRRC, regulates our pipelines in Texas under its own pipeline safety regulations, including integrity management rules. We believe that our pipeline operations are in substantial compliance with applicable PHMSA and TRRC requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the PHMSA or TRRC requirements will not have a material adverse effect on our results of operations or financial positions.

Office Facilities

        We occupy approximately 95,400 square feet of space at our executive offices in Dallas, Texas under a lease expiring in June 2014, and approximately 25,100 square feet of office space for our Louisiana operations in Houston, Texas with lease terms expiring in April 2023. We have approximately 17,000 square feet of office space in Fort Worth, Texas with lease terms expiring in April 2013 and currently have this space sub-leased to other tenants.

Employees

        As of December 31, 2011, we (through our subsidiaries) employed approximately 494 full-time employees. Approximately 179 of our employees were general and administrative, engineering, accounting and commercial personnel and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

Item 1A.    Risk Factors

        The following risk factors and all other information contained in this report should be considered carefully when evaluating us. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be affected materially and adversely. In that case, we may be unable to make distributions to our unitholders and the trading price of our common unit could decline. These risk factors should be read in conjunction with the other detailed information concerning us set forth in our accompanying financial statements and notes and contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

Risks Inherent In Our Business

         Our profitability is dependent upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

        We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing component of our business. For the year ended December 31, 2011 approximately 10.7% of our total gross operating margin was generated under percent of liquids (POL) contracts. Under these contracts we receive a fee in the form of a percentage of the liquids recovered and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under these contracts are directly impacted by the market price of NGLs.

        We also realize processing gross operating margins under processing margin (margin) contracts. For the year ended December 31, 2011 approximately 19.3% of our total gross operating margin was generated under processing margin contracts. We have a number of processing margin contracts with our Plaquemine, Gibson, Eunice, Bluewater, and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost ("shrink") and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices.

        We are also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of natural gas and NGLs connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products will reduce the demand for our services and volumes on our systems.

        In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, prices of natural gas in 2011 were below the market price realized throughout most of 2010 while prices for oil and NGLs were higher than 2010 market prices. Crude oil prices (based on the New York Mercantile Exchange (the "NYMEX") futures daily close prices for the prompt month) in 2011 ranged from a low of $75.67 per Bbl in October 2011 to a high of $113.93 per Bbl in April 2011. Weighted average NGL prices in 2011 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a low of $0.99 per gallon in February 2011 to a high of $1.35 per gallon in May 2011. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2011 ranged from a high of $4.92 per MMBtu in June 2011 to a low of $2.79 per MMBtu in November 2011.

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

        Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas we gather and process. The volatility in commodity prices may cause our gross operating margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in "Item 7A. Quantitative and Qualitative Disclosure about Market Risk." Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income. For a discussion of our risk management activities, please read "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

         Our substantial indebtedness could limit our flexibility and adversely affect our financial health.

        We have a substantial amount of indebtedness. As of December 31, 2011, we had approximately $713.4 million of indebtedness outstanding primarily comprised of $725.0 million (including $11.6 million of original issue discount) of senior unsecured notes. As of December 31, 2011, there was $85.0 million of borrowing and $69.0 million in outstanding letters of credit, under the bank credit facility leaving approximately $331.0 million available for future borrowing based on a borrowing capacity of $485.0 million. Based on the January amendment to increase the credit facility borrowing capacity to $635.0 million and borrowings outstanding as of December 31, 2011, the Partnership's available borrowing would be $481.0 million.

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

        In addition, our ability to make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance will generate sufficient cash flow or that our capital resources will be sufficient for payment of our debt obligations in the future. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control.

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

        Global financial markets and economic conditions have been disrupted and volatile over the past several years. These conditions and current weak world economic conditions have made, and could in the future make, it difficult to obtain funding for our capital needs. As a result, the cost of raising money in the debt and equity capital markets could increase substantially while the availability of funds from those markets could diminish significantly. Due to these factors, we cannot be certain that new debt or equity financing will be available to us on acceptable terms or at all. Without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or future construction projects or other capital expenditures, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations. Further, our customers may increase collateral requirements from us, including letters of credit which reduce available borrowing capacity, or reduce the business they transact with us to reduce their credit exposure to us.

         Due to our lack of asset diversification, adverse developments in our gathering, transmission, processing and NGL services businesses would materially impact our financial condition.

        We rely exclusively on the revenues generated from our gathering, transmission, processing, crude terminal and NGL services businesses and as a result our financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Due to our lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

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

        We have made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect our margins or even result in losses. For example, we are a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/day of gas. We buy gas for this contract on several different production-area indices on our NTP and sell the gas into a different market area index. For the year ended December 31, 2011 we have recorded a loss of approximately $13.3 million on this contract, and we currently expect that we will record a loss of approximately $13.0 million to $17.0 million on this contract in 2012. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse. For additional information on this contract, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

         We must continually compete for natural gas supplies, and any decrease in our supplies of natural gas could adversely affect our financial condition and results of operations.

        Our gathering systems are connected to natural gas wells from which production will naturally decline over time, which means that its cash flows associated with these sources of natural gas will likely also decline over time. In order to maintain or increase throughput levels in our natural gas gathering systems and asset utilization rates at our processing plants and to fulfill our current sales commitments, we must continually contract for new natural gas supplies. We may not be able to obtain additional contracts for natural gas supplies. The primary factors affecting our ability to connect new wells to our gathering facilities include our success in contracting for existing natural gas supplies that are not committed to other systems and the level of drilling activity near our gathering systems. If we are unable to maintain or increase the throughput on our systems by accessing new natural gas supplies to offset the natural decline in reserves, our business and financial results could be materially, adversely affected. In addition, our future growth will depend in part upon whether we can contract for additional supplies at a greater rate than the rate of natural decline in our currently connected supplies.

        Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Natural gas prices were relatively low in 2011 and continue to be depressed. Prolonged periods of low natural gas prices may put downward pressure on future drilling activity which may result in lower volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of natural gas available to our systems. Additional governmental regulation of, or delays in issuance of permits for, the offshore exploration and production industry may negatively impact current and future volumes from offshore pipelines supplying our processing plants. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A material decrease in natural gas production or in the level of drilling activity in our principal geographic areas for a prolonged period, as a result of depressed commodity prices or otherwise, likely would have a material adverse effect on our results of operations and financial position.

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

        Our operations expose us to fluctuations in commodity prices, and our credit facility exposes us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce our exposure to short-term volatility in commodity prices. As of December 31, 2011, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices. Although we do not currently have any financial instruments to eliminate our exposure to interest rate fluctuations, we may use financial instruments in the future to offset our exposure to interest rate fluctuations.

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

        One of the ways we intend to grow our business is through the construction of additions to our existing gathering systems and construction of new pipelines and gathering and processing facilities. The construction of pipelines and gathering and processing and fractionation facilities requires the expenditure of significant amounts of capital, which may exceed our expectations. Generally, we may have only limited natural gas or NGL supplies committed to these facilities prior to their construction. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. We may also rely on estimates of proved reserves in our decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves. As a result, new facilities may not be able to attract enough natural gas to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, we face the risks of construction delay and additional costs due to obtaining rights-of-way and local permits and complying with federal or state laws and city ordinances, particularly as we expand our operations into more urban, populated areas such as the Barnett Shale.

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

  •
  make investments;

  •
  create restrictions on the payment of dividends or other distributions by our subsidiaries;

  •
  engage in transactions with our affiliates;

  •
  sell assets, including equity securities of our subsidiaries;

  •
  consolidate or merge;

  •
  incur liens;

  •
  prepay, redeem and repurchase certain debt;

  •
  make certain acquisitions;

  •
  transfer assets;

  •
  enter into sale and lease back transactions;

  •
  amend our partnership agreement;

  •
  make certain capital expenditures; and

  •
  change business activities we conduct.

        In addition, our credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

        A breach of any of these covenants could result in an event of default under our credit facility and indenture. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If we are unable to repay the accelerated debt under our senior secured credit facility, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our senior secured credit facility. If indebtedness under our senior secured credit facility or indentures is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

        If we expand our operations into new geographic areas, we expect to encounter significant competition for natural gas supplies and markets. Competitors in these new markets will include companies larger than us, which have both lower cost of capital and greater geographic coverage, as well as smaller companies, which have lower total cost structures. As a result, we may not be able to successfully develop acquired assets and markets located in new geographic areas and our results of operations could be adversely affected.

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

        In particular, our ability to renew or replace our existing contracts with industrial end-users and utilities impacts our profitability. For the year ended December 31, 2011, approximately 49% of our sales of gas that was transported using our physical facilities were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price.

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

        The rates, terms and conditions of service under which we transport natural gas in our pipeline systems in interstate commerce are subject to FERC regulation under Section 311 of the Natural Gas Policy Act. Under these regulations, we are required to justify our rates for interstate transportation service on a cost-of-service basis, every three years. Our intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Should FERC or any of these state agencies determine that our rates for Section 311 transportation service or intrastate transportation service should be lowered, our business could be adversely affected.

        The Cajun-Sibon NGL pipeline is scheduled to be operational in the first half of 2013. The rates for service on that pipeline will be regulated by FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and regulations and orders promulgated thereunder. In 2012, we intend to request FERC's authorization of the initial rates to be charged for transportation service on the Cajun-Sibon NGL pipeline. FERC may not approve the proposed initial rates or may otherwise limit the revenues we may collect for transporting NGLs on the pipeline.

        When the Cajun-Sibon NGL pipeline is operational, our rates may be subject to decrease and we may be required to pay refunds or reparations. The Interstate Commerce Act permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just and reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just and reasonable for a period of up to two years prior to the filing of a complaint.

        FERC's primary ratemaking methodology for NGL pipelines is the annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. Under FERC's regulations, an NGL pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. If we are limited to the increases permitted under the indexing methodology, we may be unable to collect revenues sufficient to recover our cost of service.

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

        The states in which we conduct operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968. These standards only apply to certain gathering lines based on the gathering line's operating pressure and proximity to people. Because of their pressure and location, substantial portions of our gathering facilities are not regulated under that statute. The gathering line exemptions, however, may be restricted in the future, and they do not apply to our natural gas transmission pipelines. In response to recent pipeline accidents in other parts of the country, Congress and the Department of Transportation, or DOT, have passed or are considering heightened pipeline safety requirements, including gathering lines.

        Compliance with pipeline integrity and other pipeline safety regulations issued by the United States Department of Transportation or those issued by the TRRC could result in substantial expenditures for testing, repairs and replacement. TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations, adjusted to exclude costs associated with discontinued operations, were approximately at $1.3 million, $1.4 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. We expect the costs for compliance with TRRC and DOT regulations to be approximately $2.0 million during 2012. If our pipelines fail to meet the safety standards mandated by the TRRC or the DOT regulations, then we may be required to repair or replace sections of such pipelines, the cost of which cannot be estimated at this time.

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

        Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental laws or regulations, including, for example, legislation relating to the control of greenhouse gas emissions, or changes in existing environmental laws or regulations might adversely affect our products and activities, including processing, storage and transportation, as well as waste management and air emissions. Federal and state agencies could also impose additional safety requirements, any of which could affect our profitability. Changes in laws or regulations could also limit our production or the operation of our assets or adversely affect our ability to comply with applicable legal requirements or the demand for natural gas, which could adversely affect our business and our profitability.

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

         The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to hedge risks associated with our business.

        The United States Congress has adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission (the "CFTC") and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also promulgated regulations that set position limits for certain futures and option contracts in the major energy markets. The financial reform legislation may also require us to comply with margin requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The CFTC has proposed regulations that may provide to us the certainty that we will not be required to comply with margin requirements, but the timing of the adoption of any such regulations, and their scope, are uncertain. If margin requirements and other trading structures apply to us, the new legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on our financial condition and results of operations.

         Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGL services we provide.

        On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These findings allowed the EPA to proceed with the adoption and implementation of regulations restricting emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted two sets of regulations under the Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. Moreover, on October 30, 2009, the EPA published a "Mandatory Reporting of Greenhouse Gases" final rule that establishes a new comprehensive scheme requiring operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report their GHG emissions annually on a facility-by-facility basis, which was expanded by a rule promulgated on November 30, 2010 to include owners and operators of onshore oil and natural gas production, processing, transmission, storage and distribution facilities. Reporting emissions from such onshore activities is required on an annual basis beginning in 2012 for emissions occurring in 2011.

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

        A portion of our customers' natural gas production is developed from unconventional sources, such as deep gas shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Hydraulic fracturing activities are generally regulated by state oil and gas commissions. In recent years, however, there have been federal legislative and administrative agency initiatives that would subject the process to increased regulation at the federal level. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from definition of "underground injection" and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, the results of which are anticipated to be available in late 2012. Several states have also proposed or adopted legislative or regulatory requirements imposing disclosure obligation with respect to the composition of hydraulic fracturing . We cannot predict whether any additional legislation or regulations will be enacted and if so, what the provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of natural gas that move through our gathering systems which would materially adversely affect our revenue and results of operations.

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

         Crosstex Energy, Inc., or CEI, controls our general partner and owned a 25.0% fully diluted limited partner interest in us as of December 31, 2011. Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor its own interests.

        As of December 31, 2011, CEI indirectly owned an aggregate fully diluted limited partner interest of approximately 25.0% in us. In addition, CEI owns and controls our general partner. Due to its control of our general partner and the size of its limited partner interest in us, CEI effectively controls all limited partnership decisions, including any decisions related to the removal of our general partner. Conflicts of interest may arise in the future between CEI and its affiliates, including our general partner, on the one hand, and our partnership, on the other hand. As a result of these conflicts our general partner may favor its own interests and those of its affiliates over our interests. These conflicts include, among others, the following situations:

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

        Furthermore, if unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The general partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class. Affiliates of the general partner controlled approximately 25.0% of all the limited partner units as December 31, 2011.

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

         Unitholders may be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us.

        Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, they will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even the tax liability that results from that income.

         Tax gain or loss on the disposition of our common units could be different than expected.

        Unitholders who sell common units will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of the unitholders' allocable share of total net taxable income decrease the unitholder's tax basis in his or her units, the amount, if any, of such prior excess distributions with respect to the units sold by the unitholder, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the tax basis in that common unit, even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, a unitholder who sells units may incur a tax liability in excess of the amount of cash received from the sale.

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

         We will treat each purchase of common units as having the same tax benefits without regard to the specific units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units and because of other reasons, we will take depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to the tax returns of unitholders.

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

        In addition to federal income taxes, you will likely be subject to other taxes such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. You will likely be required to file state and local tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and you may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Texas and Louisiana. Louisiana imposes an income tax, generally. Texas does not impose a state income tax on individuals, but does impose a franchise tax to which we are subject. We may do business or own property in other states in the future. It is our unitholders' responsibility to file all federal, state, local, and foreign tax returns. Under the tax laws of some states where we will conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state. Our counsel has not rendered an opinion on the state, local, or foreign tax consequences of owning our common units.

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

         Compliance with and changes in tax law could adversely affect our performance.

        We are subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

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

        On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. in the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership. The amended petition alleges that the plaintiffs have incurred approximately $35.0 million in damages, including damage to equipment and lost profits. The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit. The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

        Our common units are listed on The NASDAQ Global Select Market under the symbol "XTEX". On February 14, 2012, the closing market price for the common units was $16.73 per unit and there were approximately 16,285 record holders and beneficial owners (held in street name) of our common units. For equity compensation plan information, see discussion under "Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information."

        The following table shows (i) the high and low closing sales prices per common unit, as reported by The NASDAQ Global Select Market, and (ii) the amount of our quarterly distributions for the periods indicated.

	Range
			Cash Distribution Declared Per Unit(a)
	High	Low
2011:
Quarter Ended December 31	$17.49	$15.13	$0.32
Quarter Ended September 30	18.20	13.85	0.31
Quarter Ended June 30	19.76	16.33	0.31
Quarter Ended March 31	17.01	14.30	0.29
2010:
Quarter Ended December 31	$14.40	$12.82	0.26
Quarter Ended September 30	13.22	10.17	0.25
Quarter Ended June 30	11.99	8.73	—
Quarter Ended March 31	11.44	8.90	—

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

        The indenture governing our senior unsecured notes provides the ability to pay distributions if a minimum fixed charged coverage ratio is met, and also provides baskets to make payments if such minimum is not met. However, we have established a target over the next couple of years of achieving a ratio of total debt to adjusted EBITDA of less than 4.0 to 1.0. Our ratio of debt to adjusted EBITDA was 3.92 to 1.0 for the year ended December 31, 2011. The distribution payments paid during 2011 are in compliance with our internal financial guidelines.

        Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions if the distribution would cause an event of default, or an event of default is existing, under our credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Description of Indebtedness."

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

        On January 19, 2010, we issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions under exemption Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The 14,705,882 preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. We have the right to force conversion of the preferred units after three years from the issuance date if (i) the daily volume-weighted average trading price of our common units is greater than 150% of the then-applicable conversion price for 20 out of the trailing 30 days ending on two trading days before the date on which we deliver notice of such conversion, and (ii) the average daily trading volume of common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion. The preferred units are not redeemable but will pay a quarterly distribution that is the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if we pay a cash distribution on common units.

        For a discussion regarding our issuance of our senior unsecured notes, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness."

Item 6.    Selected Financial Data

        The following table sets forth selected historical financial and operating data of Crosstex Energy, L.P. as of and for the dates and periods indicated. The selected historical financial data are derived from the audited consolidated financial statements of Crosstex Energy, L.P. and should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Crosstex Energy, L.P.
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Midstream	$2,013,942	$1,792,676	$1,583,551	$3,558,213	$2,635,329
Operating costs and expenses:
Purchased gas and NGLs	1,638,777	1,454,376	1,272,329	3,250,427	2,375,503
Operating expenses	111,778	105,060	110,394	125,754	91,202
General and administrative	52,801	48,414	59,854	68,864	59,493
(Gain) loss on sale of property	264	(13,881)	(666)	(947)	(1,024)
(Gain) loss on derivatives	7,776	9,100	(2,994)	(8,619)	(4,147)
Impairments	—	1,311	2,894	29,373	—
Depreciation and amortization	125,284	111,551	119,088	107,521	83,315

Total operating costs and expenses	1,936,680	1,715,931	1,560,899	3,572,373	2,604,342

Operating income (loss)	77,262	76,745	22,652	(14,160)	30,987
Other income (expense):
Interest expense, net	(79,233)	(87,035)	(95,078)	(74,971)	(48,059)
Loss on extinguishment of debt	—	(14,713)	(4,669)	—	—
Other income	707	295	1,400	27,770	538

Total other income (expense)	(78,526)	(101,453)	(98,347)	(47,201)	(47,521)

Loss from continuing operations before non-controlling interest and income taxes	(1,264)	(24,708)	(75,695)	(61,361)	(16,534)
Income tax provision	(1,126)	(1,121)	(1,790)	(2,369)	(760)

Loss from continuing operations, net of tax	(2,390)	(25,829)	(77,485)	(63,730)	(17,294)
Income (loss) from discontinued operations, net of tax	—	—	(1,796)	25,007	31,343
Gain from sale of discontinued operations, net of tax	—	—	183,747	49,805	—

Discontinued operations	—	—	181,951	74,812	31,343

Net income (loss)	(2,390)	(25,829)	104,466	11,082	14,049
Less: Net income from continuing operations attributable to the non-controlling interest	(48)	19	60	311	160

Net income (loss) attributable to Crosstex Energy, L.P.	$(2,342)	$(25,848)	$104,406	$10,771	$13,889

	Crosstex Energy, L.P.
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per unit data)
Preferred interest in net income attributable to Crosstex Energy, L.P.	$18,088	$13,750	$—	$—	$—

Beneficial conversion feature attributable to preferred units	$—	$22,279	$—	$—	$—

General partner interest in net income (loss)	$(732)	$(4,371)	$(819)	$26,415	$19,252

Limited partners' interest in net income (loss) attributable to Crosstex Energy, L.P.	$(19,698)	$(57,506)	$105,225	$(15,644)	$(5,363)

Income (loss) per unit from continuing operations:
Basic and diluted common unit	$(0.38)	$(1.12)	$(2.18)	$(4.90)	$(1.33)
Senior subordinated unit	$—	$—	$8.85	$9.44	$—
Distributions declared per limited partner unit(1)	$1.23	$0.51	$—	$2.00	$2.33
Balance Sheet Data (end of period):
Working capital deficit	$(22,596)	$(17,640)	$(50,320)	$(32,910)	$(46,888)
Property and equipment, net	1,241,901	1,215,104	1,279,060	1,527,280	1,425,162
Total assets	1,955,331	1,984,940	2,069,181	2,533,266	2,592,874
Long-term debt (including current maturities)	798,409	718,570	873,702	1,263,706	1,223,118
Capital lease obligations (including current maturities)	28,367	31,327	23,799	27,896	3,988
Partners' equity including non- controlling interest	900,459	976,936	893,282	797,931	788,641
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$143,572	$87,187	$80,978	$173,750	$114,818
Investing activities	(132,094)	14,638	379,874	(186,810)	(411,382)
Financing activities	(5,032)	(84,907)	(461,709)	14,554	295,882
Non-GAAP Financial Measures:
Gross operating margin(3)	$375,165	$338,300	$311,222	$307,786	$259,826
Adjusted EBITDA from continuing operations(4)	$214,028	$186,880	$158,682	$163,394	$126,944
Operating Data:
Pipeline throughput (MMBtu/d)	2,037,000	1,971,000	2,040,000	2,002,000	1,555,000
Natural gas processed (MMBtu/d)	1,325,000	1,366,000	1,235,000	1,608,000	1,835,000
Commercial services (MMBtu/d)	92,000	69,000	75,000	85,000	94,000
NGL Fractionation (Gals/d)	1,109,000	922,000	686,000	956,000	980,000

(1)
Distributions include fourth quarter 2011 distributions of $0.32 per unit paid in February 2012; fourth quarter 2010 distributions of $0.26 per unit paid in February 2011; fourth quarter 2008 distributions of $0.25 per unit paid in February 2009; and fourth quarter 2007 distributions of $0.61 per unit paid in February 2008.

(2)
Cash flow data includes cash flows from discontinued operations.

(3)
Gross operating margin is defined as revenue minus cost of purchased gas and NGLs.

(4)
Adjusted EBITDA from continuing operations is defined as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions, minority interest and certain severance and exit expenses and accrued expense of legal judgment under appeal; less (income) loss from discontinued operations and gain on sale of assets related to discontinued operations.

Non-GAAP Financial Measures

        We include the following non-GAAP financial measures: our adjusted EBITDA from continuing operations and gross operating margin. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with generally accepted accounting principles, or GAAP.

        We define adjusted EBITDA from continuing operations as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions, minority interest; certain severance and exit expenses; and accrued legal judgment under appeal; less (income) loss from discontinued operations and gain on sale of assets related to discontinued operations. Our adjusted EBITDA from continuing operations is used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

        Our adjusted EBITDA from continuing operations is one of the critical inputs into the financial covenants within our credit facility. The rates we pay for borrowings under our credit facility are determined by the ratio of our debt to adjusted EBITDA. The calculation of these ratios allows for further adjustments to adjusted EBITDA for recent acquisitions and dispositions.

        Our adjusted EBITDA from continuing operations should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Our adjusted EBITDA from continuing operations may not be comparable to similarly titled measures of other companies because other entities may not calculate adjusted EBITDA from continuing operations in the same manner.

        Adjusted EBITDA from continuing operations does not include interest expense, income taxes or depreciation and amortization expense. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net earnings determined under GAAP, as well as adjusted EBITDA, to evaluate our overall performance.

        The following table provides a reconciliation of adjusted EBITDA to net income (loss):

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income (loss)	$(2,342)	$(25,848)	$104,406	$10,771	$13,889
Interest expense	79,233	87,035	95,078	74,971	48,059
Depreciation and amortization	125,284	111,551	119,088	107,521	83,315
Impairment	—	1,311	2,894	29,373	—
Loss on extinguishment of debt	—	14,713	4,669	—	—
(Gain) loss on sale of property	264	(13,881)	(666)	(947)	(1,024)
Stock-based compensation	7,308	9,276	8,742	11,243	12,283
(Income) loss from discontinued opertations, net of tax	—	—	1,796	(25,007)	(31,343)
Gain on sale of discontinued operations, net of tax	—	—	(183,747)	(49,805)	—
Other(a)	4,281	2,723	6,422	5,274	1,765

Adjusted EBITDA from continuing operations	$214,028	$186,880	$158,682	$163,394	$126,944

(a)
Includes financial derivatives marked-to-market; income taxes; transaction costs associated with successful transactions; minority interest; severance and exit expenses and accrued expense of a legal judgment under appeal (as allowed for adjustment under our credit facility).

        We define gross operating margin as revenues minus cost of purchased gas and NGLs. We present gross operating margin by segment in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because our business is generally to purchase and resell natural gas for a margin or to gather, process, transport or market natural gas and NGLs for a fee. Operation and maintenance expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operation and maintenance expenses. These expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. We do not deduct operation and maintenance expenses from total revenue in calculating gross operating margin because we separately evaluate commodity volume and price changes in these margin amounts. As an indicator of our operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

        The following table provides a reconciliation of gross operating margin to operating income (loss):

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Total gross operating margin	$375,165	$338,300	$311,222	$307,786	$259,826
Add (deduct):
Operating expenses	(111,778)	(105,060)	(110,394)	(125,754)	(91,202)
General and administrative expenses	(52,801)	(48,414)	(59,854)	(68,864)	(59,493)
Gain (loss) on sale of property	(264)	13,881	666	947	1,024
Gain (loss) on derivatives	(7,776)	(9,100)	2,994	8,619	4,147
Depreciation, amortization and impairments	(125,284)	(112,862)	(121,982)	(136,894)	(83,315)

Operating income (loss)	$77,262	$76,745	$22,652	$(14,160)	$30,987

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

Overview

        We are a Delaware limited partnership formed on July 12, 2002 to indirectly acquire substantially all of the assets, liabilities and operations of our predecessor, Crosstex Energy Services, Ltd. Our primary focus is on the gathering, processing, transmission and marketing of natural gas and NGLs, which we manage as regional reporting segments of midstream activity. We recently added crude oil terminal facilities in south Louisiana to provide access for crude oil producers to the premium markets in this area. Our regional reporting segments include North Texas Barnett shale (NTX) and Louisiana which has two reportable business segments (the LIG and the south Louisiana processing and NGL assets, or PNGL). During 2011, we gained a presence in the Permian Basin in west Texas through a joint project with Apache Corporation and also gained access in the Eagle Ford Shale in south Texas by our equity investment in Howard Energy Partners (HEP).

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

        We have recorded a loss of approximately $13.3 million during the year ended December 31, 2011 on the Delivery Contract. We currently expect that we will record a loss of approximately $13.0 million to $17.0 million on the Delivery Contract for the year ending December 31, 2012. This estimate is based on forward prices, basis spreads and other market assumptions as of year end 2011. These assumptions are subject to change if market conditions change during 2012, and actual results under the Delivery Contract in 2012 could be substantially different from year end 2011 estimates, which may result in a greater loss than currently estimated.

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

Business Strategy

        Our business strategy consists of three overarching objectives which are to maximize earnings and growth of our existing businesses, to enhance the scale and diversification of our assets and to continue our focus on operational excellence. We believe we were successful in executing our business strategy during 2011, and we will continue to pursue these objectives in 2012.

  •
  Maximize earnings and growth of existing businesses.  We intend to leverage our franchise position, infrastructure and customer relationships by expanding existing systems to meet new or increased demand for our gathering, transmission, processing and marketing services.

  •
  Enhance scale and diversification of our assets.  We look to grow and diversify by acquiring and/or building assets in new areas to serve as a platform for growth with a focus on areas with emerging shale plays and by expanding our NGL and crude oil infrastructure to provide services in new regions.

  •
  Continue to focus on operational excellence.  We continue to operate our existing asset base to maximize cost efficiencies, provide flexibility for our customers and provide reliable capacity for our customers. We will continue to focus on safety, environmental integrity, innovation and customer service.

Commodity Price Risk

        We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. For the year ended December 31, 2011, approximately 10.7% of our processed gas arrangements, based on gross operating margin, was processed under percent of liquids (POL) contracts. A significant volume of inlet gas at our south Louisiana and north Texas processing plants is settled under POL agreements. Under these contracts we receive a fee in the form of a percentage of the liquids recovered and the producer bears all the costs of the natural gas volumes lost ("shrink"). Accordingly, our revenues under these contracts are directly impacted by the market price of NGLs.

        We also realize processing gross margins under processing margin (margin) contracts and spot purchases. For the year ended December 31, 2011, approximately 19.3% of our processed gas arrangements, based on gross operating margin, was processed under margin contracts and spot purchases. We have a number of margin contracts on our Plaquemine, Gibson, Eunice, Bluewater, and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas shrink and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts can be negative during periods of high natural gas prices relative to liquids prices.

        We are also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of natural gas and NGLs connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products will reduce the demand for our services and volumes on our systems.

        In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, prices of natural gas in 2011 were below the market price realized throughout most of 2010 while prices for oil and NGLs were higher than 2010 market prices. Crude oil prices (based on the New York Mercantile Exchange (the "NYMEX") futures daily close prices for the prompt month) in 2011 ranged from a low of $75.67 per Bbl in October 2011 to a high of $113.93 per Bbl in April 2011. Weighted average NGL prices in 2011 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a low of $0.99 per gallon in February 2011 to a high of $1.35 per gallon in May 2011. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2011 ranged from a high of $4.92 per MMBtu in June 2011 to a low of $2.79 per MMBtu in November 2011.

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

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
LIG Segment
Revenues	$939.3	$963.0	$893.8
Purchased gas and NGLs	(809.5)	(845.6)	(793.0)

Total gross operating margin	$129.8	$117.4	$100.8

NTX Segment
Revenues	$432.6	$399.5	$509.4
Purchased gas and NGLs	(262.7)	(240.1)	(352.8)

Total gross operating margin	$169.9	$159.4	$156.6

PNGL Segment
Revenues	$910.9	$602.6	$297.9
Purchased gas and NGLs	(835.4)	(541.1)	(250.1)

Total gross operating margin	$75.5	$61.5	$47.8

Corporate
Revenues	$(268.9)	$(172.4)	$(117.6)
Purchased gas and NGLs	268.9	172.4	123.6

Total gross operating margin	$—	$—	$6.0

Total
Revenues	$2,013.9	$1,792.7	$1,583.5
Purchased gas and NGLs	(1,638.7)	(1,454.4)	(1,272.3)

Total gross operating margin	$375.2	$338.3	$311.2

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	912,000	902,000	900,000
Processing (MMBtu/d)	247,000	283,000	269,000
NTX
Gathering and Transportation (MMBtu/d)	1,125,000	1,069,000	1,111,000
Processing (MMBtu/d)	249,000	209,000	219,000
PNGL
Processing (MMBtu/d)	829,000	874,000	747,000
NGL Fractionation (Gals/d)	1,109,000	922,000	686,000
Commercial Services (MMBtu/d)	92,000	69,000	75,000
Corporate
Gathering and Transportation (MMBtu/d)	—	—	29,000

  Year ended December 31, 2011 Compared to Year ended December 31, 2010

        Gross Operating Margin.    Gross operating margin was $375.2 million for the year ended December 31, 2011 compared to $338.3 million for the year ended December 31, 2010, an increase of $36.9 million, or 10.9%. The increase was due to increased throughput on our gathering and transmission systems, as well as favorable NGL markets throughout the year. The following provides additional details regarding this change in gross operating margin:

  •
  The LIG segment contributed gross operating margin growth of $12.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The continued strength of the processing environment contributed to a gross operating margin increase of $16.6 million. The Gibson and Plaquemine plants were the primary contributors to this gain with gross operating margin increases of $6.5 million and $3.5 million, respectively. Other processing activity contributed an additional gross operating margin increase of $6.6 million. The processing gains were partially offset by a decrease in gross operating margin of $4.2 million on the gathering and transportation assets. Gross operating margins on our gathering and transportation assets decreased due to lower margins realized under new contracts and due to the expiration of certain contracts in 2011.

  •
  The NTX segment had a gross operating margin increase of $10.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. An increase in throughput volume primarily from the two expansion projects which commenced operations in March 2011 was the main contributor to a gross operating margin increase of $11.4 million on the gathering and transmission assets. The processing plants also had a gross operating margin increase of $3.9 million for the comparable periods due to increased supply and the favorable processing environment. These increases were partially offset by an increase in losses of $4.9 million on the Delivery Contract discussed more fully under "Overview".

  •
  The favorable processing and NGL marketing environment contributed to a $14.0 million increase in gross operating margin for the PNGL segment for the year ended December 31, 2011 compared to the year ended December 31, 2010. The PNGL processing plants contributed a gross operating margin increase of $9.9 million. NGL fractionation and marketing activity generated a gross operating margin increase of $4.9 million due to the improved marketing environment and volume increases. The Sabine Pass plant had a gross operating margin decline of $0.9 million due to a decrease in volumes from the offshore pipelines that supply the plant.

        Operating Expenses.    Operating expenses were $111.8 million for the year ended December 31, 2011 compared to $105.1 million for the year ended December 31, 2010, an increase of $6.7 million, or 6.4%. The increase is primarily the result of the following:

  •
  our labor and benefits expense increased by $4.4 million related to an increase in accrued bonuses and employee headcount for activity related to project expansion in the north Texas segment and technical services;

  •
  we experienced an increase of $0.5 million in bulk chemicals, supplies and service fees related to our project expansions;

  •
  other costs increased by $2.0 million for an accrued legal judgment under appeal;

  •
  our electric utility costs increased $1.0 million due to an increase in operations at the Eunice processing plant and other north Texas project expansions; and

  •
  our operating costs decreased by $1.2 million primarily related to periodic testing incurred in 2010.

        General and Administrative Expenses.    General and administrative expenses were $52.8 million for the year ended December 31, 2011 compared to $48.4 million for the year ended December 31, 2010, an increase of $4.4 million, or 9.1%. The increase is primarily a result of the following:

  •
  our labor and benefits expense increased by $3.2 million primarily related to an increase in accrued bonuses and an increase in employee headcount; and

  •
  we increased our bad debt expense by $1.0 million in 2011 due to uncollectible gathering fees related to a particular customer.

        Gain/Loss on Sale of Property.    Loss on sale of property was $0.3 million for the year ended December 31, 2011 compared to a gain of $13.9 million for the year ended December 31, 2010. The loss on sale of property for the year ended December 31, 2011 was primarily related to the sale of a minor section of pipeline in Louisiana in September 2011. The gain on sale of property for the year ended December 31, 2010 was related to the sale of our east Texas assets in January 2010.

        Gain/Loss on Derivatives.    Loss on derivatives was $7.8 million for the year ended December 31, 2011 compared to a loss of $9.1 million for the year ended December 31, 2010. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2011		2010
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$1.4	$1.3	$5.6	$2.3
Processing margin hedges	6.6	5.7	3.5	5.5
Other	(0.2)	—	—	0.1

Net loss on derivatives	$7.8	$7.0	$9.1	$7.9

        Impairments.    During 2010, impairments totaling $1.3 million were taken on excess pipe that was ultimately sold later during 2010. No impairments were recorded in 2011.

        Depreciation and Amortization.    Depreciation and amortization expenses were $125.3 million for the year ended December 31, 2011 compared to $111.6 million for the year ended December 31, 2010, an increase of $13.7 million, or 12.3%. The increase of $13.7 million includes $13.4 million due to intangible amortization related to a downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with our gathering system in north Texas. In addition, depreciation increased $0.3 million primarily due to an increase of assets placed in service in our north Texas and LIG regions.

        Interest Expense.    Interest expense was $79.2 million for the year ended December 31, 2011 compared to $87.0 million for the year ended December 31, 2010, a decrease of $7.8 million, or 9.0%. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2011	2010
Senior notes (secured and unsecured)	$64.3	$62.5
Paid-in-kind interest on senior secured notes	—	1.4
Bank credit facility	5.5	10.0
Series B secured notes	—	1.1
Capitalized interest	(0.9)	(0.1)
Mark to market interest rate swaps	—	(22.4)
Realized interest rate swap losses	—	26.5
Amortization of debt issue costs	8.3	6.6
Other	2.0	1.4

Total	$79.2	$87.0

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $14.7 million during the year ended December 31, 2010. In February 2010, we repaid our prior credit facility and senior secured notes which resulted in make-whole interest payments on our senior secured notes and the write-off of unamortized debt costs totaling $14.7 million.

  Year ended December 31, 2010 Compared to Year ended December 31, 2009

        Gross Operating Margin.    Gross operating margin was $338.3 million for the year ended December 31, 2010 compared to $311.2 million for the year ended December 31, 2009, an increase of $27.1 million, or 8.7%. The increase was primarily due to higher margins on our gathering and transmission throughput volume, as well as a favorable NGL market throughout the year. The following provides additional details regarding this change in gross operating margin:

  •
  The LIG segment contributed gross operating margin growth of $16.6 million for the year ended December 31, 2010 over the same period in December 31, 2009. The gathering and transmission assets generated approximately $11.6 million of gross operating margin growth primarily due to improved pricing and higher volumes on the northern part of the system. The improved processing environment contributed to a gain in the gross operating margins for the LIG processing plants for the period. The Plaquemine and Gibson plants had gross operating margin gains of $2.9 million and $2.0 million, respectively.

  •
  The NTX segment had gross operating margin increase of $2.8 million for the year ended December 31, 2010. A $3.7 million charge associated with an adverse arbitration award was included in 2009. Increased losses of $4.5 million under a certain supply agreement were offset by improvements in a number of areas that included enhanced liquids recoveries and unit margins, in addition to better processing margins.

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

        General and Administrative Expenses.    General and administrative expenses were $48.4 million for the year ended December 31, 2010 compared to $59.9 million for the year ended December 31, 2009, a decrease of $11.5 million, or 19.2%. The decrease is primarily a result of the following:

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

        Gain/Loss on Derivatives.    Loss on derivatives was $9.1 million for the year ended December 31, 2010 compared to a gain of $3.0 million for the year ended December 31, 2009. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2010		2009
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$5.6	$2.3	$(4.4)	$(2.5)
Processing margin hedges	3.5	5.5	1.4	(2.2)
Other	—	0.1	(0.3)	(1.4)

	$9.1	$7.9	$(3.3)	$(6.1)
Derivative losses included in income from discontinued operations	—	—	0.3	0.5

Net (gain) loss from continuing operations	$9.1	$7.9	$(3.0)	$(5.6)

        Impairments.    Impairment expense was $1.3 million during the year ended December 31, 2010, compared to $2.9 million for the year ended December 31, 2009. During 2009, impairments totaling $2.9 million were taken on the Bear Creek processing plant and the Vermillion treating plant to bring the fair value of the plants to a marketable value for these idle assets, which were subsequently sold. During 2010, impairments totaling $1.3 million were taken on excess pipe that was ultimately sold later during 2010.

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

        Interest Expense.    Interest expense was $87.0 million for the year ended December 31, 2010 compared to $95.1 million for the year ended December 31, 2009, a decrease of $8.0 million, or 8.5%. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2010	2009
Senior notes (secured and unsecured)	$62.5	$28.8
Paid-in-kind interest on senior secured notes	1.4	4.9
Bank credit facility	10.0	35.4
Series B secured notes	1.1	0.4
Capitalized interest	(0.1)	(1.1)
Mark to market interest rate swaps	(22.4)	(0.8)
Realized interest rate swap losses	26.5	19.0
Interest income	—	(0.2)
Amortization of debt issue costs	6.6	7.6
Other	1.4	1.1

Total	$87.0	$95.1

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $14.7 million for year ended December 31, 2010 as compared to $4.7 million in 2009. In February 2010, we repaid our prior credit facility and senior secured notes which resulted in make-whole interest payments on our senior secured notes and the write-off of unamortized debt costs totaling $14.7 million. The loss of $4.7 million on extinguishment of debt incurred in the year ended December 31, 2009 related to the amendment of our prior credit facility and the senior secured notes in February 2009.

        Income Taxes.    Income tax expense was $1.1 million for the year ended December 31, 2010 compared to $1.8 million for the year ended December 31, 2009, a decrease of $0.7 million. The decrease primarily relates to the impact of the Texas margin tax on our Texas operations.

        Discontinued Operations.    During 2009, we sold non-strategic assets and used the proceeds from such sales to repay long-term indebtedness.

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

        We engage in price risk management activities in order to minimize the risk from market fluctuations in the price of natural gas and NGLs. We also manage our price risk related to future physical purchase or sale commitments by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance our future commitments and significantly reduce our risk to the movement in natural gas and NGL prices.

        We use derivatives to hedge against changes in cash flows related to product prices, as opposed to their use for trading purposes. FASB ASC 815 requires that all derivatives and hedging instruments are recognized as assets or liabilities at fair value. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings.

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

Liquidity and Capital Resources

        Cash flow presented in the liquidity discussions below includes cash flow from discontinued operations for the year ended December 31, 2009.

        Cash Flows from Operating Activities.    Net cash provided by operating activities was $143.6 million, $87.2 million and $81.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income before non-cash income and expenses and changes in working capital for 2011, 2010 and 2009 were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Income before non-cash income and expenses	$138.9	$61.2	$89.8
Changes in working capital	$4.7	$26.0	$(8.8)

        The primary reason for the increase in cash flow from income before non-cash income and expenses of $77.7 million from 2010 to 2011 relates to payments made in 2010 for settlement of interest rate swaps, make-whole payments and PIK notes combined with an increase in 2011 gross operating margin and a decrease in interest expense. The primary reason for the decreased cash flow from income before non-cash income and expenses of $28.6 million from 2010 to 2009 relates to payment for settlement of interest rate swaps, make-whole payments and PIK notes in 2010.

        The change in working capital for 2011 and 2009 primarily relates to normal fluctuations in trade receivable and payable balances due to timing of collections and payments. The change in working capital for 2010 primarily relates to accrued interest on long-term debt. We pay interest semi-annually in February and August on our senior unsecured notes which caused the balance in accrued interest to increase by approximately $19.0 million in 2010 as compared to 2009.

        Cash Flows from Investing Activities.    Net cash used in investing activities was $132.1 million for the year ended December 31, 2011 and net cash provided by investing activities was $14.6 million for the year ended December 31, 2010. Net cash used in investing activity was $379.9 million for the year ended December 31, 2009. Cash flows from investing activities for the years ended December 31, 2011, 2010 and 2009 included proceeds from property sales of $0.5 million, $60.2 million and $503.9 million, respectively. The east Texas assets and a non-operational processing plant held in inventory were the primary assets sold in 2010 for $39.8 million and $19.5 million, respectively. In 2009, we sold our

Arkoma system for approximately $10.7 million, we sold our midstream assets in Alabama, Mississippi and south Texas for approximately $217.6 million and we sold our natural gas treating business for $265.4 million. Our primary use of cash related to investing activities for the years ended December 31, 2011, 2010 and 2009 were capital expenditures and acquisitions, net of accrued amounts, and an investment in HEP as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Growth capital expenditures	$85.0	$37.4	$90.5
Acquisition and asset purchases	—	—	35.1
Maintenance capital expenditures	12.6	10.8	10.9
Investment in Howard Energy Partners	35.0	—	—

Total	$132.6	$48.2	$136.5

        Cash Flows from Financing Activities.    Net cash used in financing activities was $5.0 million, $84.9 million, and $461.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our primary financing activities consist of the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Net borrowings (repayments) under bank credit facilities(1)	$85.0	$(529.6)	$(254.4)
Senior secured note repayments(2)	—	(316.5)	(163.2)
Senior unsecured note borrowings (net of discount on the note)	—	711.5	—
Series B secured note repayment	(7.1)	(11.0)	—
Net payments under capital lease obligations	(3.1)	(2.4)	(0.7)
Debt refinancing costs	(4.0)	(28.6)	(15.0)
Issuance of preferred units(3)	—	120.8	—

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

        Distributions to unitholders and our general partner represent one of our primary uses of cash in financing activities. Total cash distributions made during the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	Years ended December 31,
	2011	2010	2009
Common units	$60.2	$12.8	$11.4
Preferred units	17.2	9.9	—
General partner interest	3.3	0.4	0.2

Total	$80.7	$23.1	$11.6

        The indenture governing our senior unsecured notes provides the ability to pay distributions if a minimum fixed charged coverage ratio is met, and also provides baskets to make payments if such minimum is not met. However, we have established a target over the next couple of years of achieving a ratio of total debt to adjusted EBITDA of less than 4.0 to 1.0. Our ratio of debt to adjusted EBITDA was 3.92 to 1.0 for the year ended December 31, 2011. The distribution payments paid during 2011 are in compliance with our internal financial guidelines.

        In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our $635.0 million credit facility to fund checks as they are presented. Based on the January amendment to increase the credit facility borrowing capacity to $635.0 million and borrowings outstanding as of December 31, 2011, the Partnership's available borrowings would be $481.0 million. Changes in drafts payable for 2011, 2010 and 2009 were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Increase (decrease) in drafts payable	$5.9	$(5.1)	$(16.3)

        Working Capital Deficit.    We had a working capital deficit of $22.6 million as of December 31, 2011. Changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of our revenues are collected and a large volume of our gas purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments. In addition, although we strive to minimize our natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. The changes in working capital during the years ended December 31, 2011 and 2010 are due to the impact of the fluctuations discussed above.

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

        Potential Changes in use of Sabine Plant during 2012.    Currently, our Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the plant. We have been unsuccessful in renewing this contract, which expires on March 1, 2012. We have an interim solution to continue to provide for fractionation of the NGLs produced by the Sabine plant. Ultimately, we plan to connect the Sabine gas supply to our Eunice plant, which can process the gas and fractionate the produced NGLs. If this processing change is made, we will likely cease operating the Sabine plant. Although we do not have specific plans at this time to relocate the Sabine plant once it is idled, we may consider it for utilization elsewhere in our operations. The net book value of the Sabine plant was $34.0 million as of December 31, 2011. If the plant is idled on a long-term basis as contemplated above, an impairment may be recorded to expense the non-recoverable costs associated with the plant's current location, which are estimated to be less than $15.0 million based on the net book value as of December 31, 2011.

        Capital Projects for 2012.    Our 2012 capital budget includes approximately $294.0 million of identified growth projects and capital interest. Our primary capital projects for 2012 include the expansion of the Cajun Sibon NGL Pipeline and construction of processing plants in the Permian Basin. The first project is our Cajun-Sibon NGL pipeline expansion with an estimated cost of $230.0 million and an estimated completion date during the first half of 2013. The second project is our 50 percent owned Deadwood Plant and the completion of our 100 percent owned Mesquite Terminal facilities in the Permian Basin with a capital spend of approximately $45.0 million in 2012. During 2011, we invested in several capital projects. Our 2011 capital projects included our north Texas expansions with a total cost of $44.2 million, and our Mesquite Terminal and Deadwood Plant projects with a total cost of $26.9 million. Also, we made an equity investment in Howard Energy for an initial capital contribution of $35.0 million. See "Item 1. Busines—Recent Growth Developments" for further details.

        In 2012, it is possible that not all of the planned projects will be commenced or completed. We expect to fund our maintenance capital expenditures of $17.0 million from operating cash flows. We provide for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis of assets and liabilities that will reverse in future periods. We expect to fund the growth capital expenditures from the proceeds of borrowings under our bank credit facility discussed below, and from other debt and equity sources. Our ability to pay distributions to our unitholders, and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond our control.

        Off-Balance Sheet Arrangements.    We had no off-balance sheet arrangements as of December 31, 2011, 2010 and 2009.

        Total Contractual Cash Obligations.    A summary of our total contractual cash obligations as of December 31, 2011, is as follows (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$810.0	$—	$—	$—	$—	$85.0	$725.0
Interest payable on fixed long-term debt obligations	417.1	64.3	64.3	64.3	64.3	64.3	95.6
Capital lease obligations	35.1	4.6	4.6	4.6	4.6	4.6	12.1
Operating lease obligations	41.3	13.2	7.7	5.9	4.5	4.5	5.5
Purchase obligations	4.1	4.1	—	—	—	—	—
Uncertain tax position obligations	4.2	4.2	—	—	—	—	—

Total contractual obligations	$1,311.8	$90.4	$76.6	$74.8	$73.4	$158.4	$838.2

        The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

        The interest payable under the Partnership's credit facility is not reflected in the above table because such amounts depend on outstanding balances and interest rates, which will vary from time to time. However, given the same borrowing amount and rates in effect at December 31, 2011 our cash obligation for interest expense on our credit facility would be approximately $2.0 million per year.

Indebtedness

        As of December 31, 2011 and 2010, long-term debt consisted of the following (in millions):

	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2011 and December 31, 2010 was 2.9% and 4.0%, respectively	$85.0	$—
Senior unsecured notes, net of discount of $11.6 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	713.4	711.5
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7.1

	798.4	718.6
Less current portion	—	(7.1)

Debt classified as long-term	$798.4	$711.5

        Credit Facility.    The Partnership made three amendments to its bank credit facility in May 2011, July 2011 and January 2012. The amendments contained the following changes:

  •
  Increased borrowing capacity from $420.0 million to $635.0 million;

  •
  Extended maturity from February 2014 to May 2016;

  •
  Increased the maximum permitted leverage ratio to 5.00 to 1.00;

  •
  Decreased the minimum consolidated interest rate coverage ratio during certain fiscal quarters;

  •
  Decreased the interest rates;

  •
  Permitted Apache Midstream LLC ("Apache") to have a first priority lien on certain assets that are the subject of a joint interest arrangement between Apache and Crosstex Permian, LLC ("Permian");

  •
  Increased the Partnership's ability to make investments in joint ventures and subsidiaries; without such joint ventures and subsidiaries becoming guarantors under the credit agreement; and

  •
  Allowed the Partnership to use multiple banks as letter of credit issuers.

        As of December 31, 2011, there was $85.0 million of borrowing and $69.0 million in outstanding letters of credit, under the bank credit facility leaving approximately $331.0 million available for future borrowing based on a borrowing capacity of $485.0 million. Based on the January amendment to increase the credit facility borrowing capacity to $635.0 million and borrowings outstanding as of December 31, 2011, the Partnership's available borrowing would be $481.0 million.

        The credit facility is guaranteed by substantially all of our subsidiaries and is secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in substantially all of our subsidiaries.

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

        Under the amended credit facility, borrowings bear interest at the Partnership's option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent's prime rate) plus an applicable margin. The Partnership pays a per annum fee (as described below) on all letters of credit issued under the amended credit facility and a commitment fee of between 0.375% and 0.50% per annum on the unused availability under the amended credit facility. The commitment fee, letter of credit fee and the applicable margins for the interest rate vary quarterly based on the Partnership's leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

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

        Based on our forecasted leverage ratio of 4.00 to 1.00 for 2012, we expect the margin for the interest rate and letter of credit fee to be in line with the applicable rates above. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.

        The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 5.00 to 1.00. The minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is as follows:

  •
  2.25 to 1.00 for the fiscal quarters ending March 31, 2012 through June 30, 2013;

  •
  2.50 to 1.00 for the fiscal quarter ended September 30, 2013 and each fiscal quarter thereafter.

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

  •
  make certain amendments to the omnibus agreement, the Partnership's or our subsidiaries' organizational documents;

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

        If an event of default relating to bankruptcy or other insolvency events occur, all indebtedness under the credit facility will immediately become due and payable. If any other event of default exists under the credit facility, the lenders may accelerate the maturity of the obligations outstanding under the credit facility and exercise other rights and remedies. In addition, if any event of default exists under the credit facility, the lenders may commence foreclosure or other actions against the collateral.

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

        Senior Unsecured Notes.    On February 10, 2010, we issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "notes") due on February 15, 2018 pursuant to Rule 144A and Regulation S under the Securities Act at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount (OID). Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and OID), together with borrowings under the credit facility discussed above, were used to repay in full amounts outstanding under the prior bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with the prior credit facility. Interest payments on the notes are due semi-annually in arrears in February and August.

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

  •
  engage in certain business activities.

        The indenture provides that if our fixed charge coverage ratio (the ratio of consolidated cash flow to fixed charges, which generally represents the ratio of adjusted EBITDA to interest charges with further adjustments as defined per the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, we will be permitted to pay distributions to our unitholders in an amount equal to available cash from operating surplus (each as defined in our partnership agreement) with respect to our preceding fiscal quarter plus a number of items, including the net cash proceeds received by us as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If our fixed charge coverage ratio is less than 2.0 to 1.0, we will be able to pay distributions to our unitholders in an amount equal to an $80.0 million basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. We expect to be in compliance with this ratio for at least the next twelve months.

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

Credit Risk

        Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as ourlenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our customers could adversely affect our results of operations and reduce our ability to make distributions to our unitholders.

Inflation

        Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry experienced an increase in labor and material costs during 2009, but 2010 and 2011 remained relatively unchanged. These increases did not have a material impact on our results of operations for the periods presented. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

Environmental

        Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We believe we are in material compliance with all applicable laws and regulations. For a more complete discussion of the environmental laws and regulations that impact us, see "Item 1. Business—Environmental Matters."

Contingencies

        On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. In the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership. The amended petition alleges that the plaintiffs have incurred approximately $35.0 million in damages, including damage to equipment and lost profits. The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit. The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

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

        The Partnership (or its subsidiaries) is defending a number of lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. The Partnership intends to appeal the matter and will post a bond to secure the judgment pending its resolution. The Partnership has accrued $2.0 million related to this matter as of December 31, 2011 and reflected the related expense in operating expenses in the fourth quarter of 2011.

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

        On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") into law, a part of which relates to increased regulation of the markets for derivative products of the type we use to manage areas of market risk. While the Commodity Futures Trading Commission has not yet completed its expected series of new regulations to implement the Act, Dodd-Frank may result in increased costs to us to implement our market risk management strategy.

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

        The gross operating margin presentation in the table below is calculated net of results from discontinued operations. Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Years Ended December 31,
	2011	2010	2009
Gathering and transportation margin	56.6%	62.2%	65.8%
Gas processing margins:
Processing margin	19.3%	12.9%	8.9%
Percent of liquids	10.7%	10.6%	13.2%
Fee based	13.4%	14.3%	12.1%

Total gas processing	43.4%	37.8%	34.2%
Total	100.0%	100.0%	100.0%

        We have hedges in place at December 31, 2011 covering a portion of the liquids volumes we expect to receive under percent of liquids (POL) contracts. The hedges done via swaps are set forth in the following table. The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

Period	Underlying	Notional Volume		We Pay	We Receive*	Fair Value Asset/(Liability)
						(In thousands)
January 2012 - December 2012	Ethane	46 (MBbls	)	Index	$0.6367/gal	$(269)
January 2012 - December 2012	Propane	73 (MBbls	)	Index	$1.3005/gal	(128)
January 2012 - December 2012	Normal Butane	39 (MBbls	)	Index	$1.6855/gal	(221)
January 2012 - December 2012	Natural Gasoline	30 (MBbls	)	Index	$2.2664/gal	67

						$(551)

*
weighted average

        We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on our POL contracts. We hedge our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 50.0% of our hedgeable volumes at risk through December 2012 (27.5% of total volumes at risk through December 2012).

        We also have hedges in place at December 31, 2011 covering the fractionation spread risk related to our processing margin contracts as set forth in the following table:

Period	Underlying	Notional Volume		We Pay	We Receive		Fair Value Asset/(Liability)
							(In thousands)
January 2012 - December 2012	Ethane	122 (MBbls	)	Index	$0.6972/gal	*	$(257)
January 2012 - December 2012	Propane	106 (MBbls	)	Index	$1.3185/gal	*	(108)
January 2012 - December 2012	Normal Butane	62 (MBbls	)	Index	$1.7542/gal	*	(170)
January 2012 - December 2012	Natural Gasoline	51 (MBbls	)	Index	$2.3249/gal	*	241
January 2012 - December 2012	Natural Gas	3,915 (MMBtu/d	)	$4.682/MMBtu*	Index		(2,138)

							$(2,432)

*
weighted average

        In relation to our fractionation spread risk, as set forth above, we have hedged 60.9% of our hedgeable liquids volumes at risk through December 2012 (15.7% of total liquids volumes at risk) and 63.6% of the related hedgeable PTR volumes through December 2012 (13.2% of total PTR volumes).

        We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 5.1% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing the natural gas at a percentage of the index price, our resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices.

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

        As of December 31, 2011, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $2.7 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in an increase of approximately $2.7 million in the net fair value liability of these contracts as of December 31, 2011 to a net fair value liability of approximately $5.4 million.

Interest Rate Risk

        We are exposed to interest rate risk on our variable rate bank credit facility. At December 31, 2011, we had $85.0 million outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $0.9 million for the year.

        At December 31, 2011 and 2010, we had total fixed rate debt obligations of $713.4 million and $718.6 million, respectively. The balances at December 31, 2011 and 2010 are substantially related to our senior unsecured notes with an interest rate of 8.875%. The fair value of these fixed rate obligations was approximately $882.5 million and $768.3 million as of December 31, 2011 and 2010, respectively. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of the fixed rate debt (the senior unsecured notes) by $23.4 million based on the debt obligations as of December 31, 2011.

Item 8.    Financial Statements and Supplementary Data

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-52 of this Report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2011), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

  (b) Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

        See "Management's Report on Internal Control over Financial Reporting" on page F-2.

Item 9B.    Other Information

        On February 27, 2012, Crosstex Energy GP, LLC entered into an employment agreement with each of Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon. These employment agreements are substantially similar to one another with certain exceptions, which are set forth in the following discussion. The term of the agreement for Barry E. Davis is three years, for William W. Davis, Joe A. Davis and Michael J. Garberding is two years, and for Stan Golemon is one year and will automatically be extended such that the remaining term of the agreements will not be less than one year. The employment agreements include obligations not to disclose confidential information and also provide for a noncompetition period that will continue after the termination of the employee's employment for one year for Barry E. Davis and for six months for William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon. During the noncompetition period, the employees are generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us. The employment agreements provide a clawback of benefits if the confidential information or noncompetition provisions are breached by a terminated employee following a termination date. In the event of a termination, the terminated employee is required to execute a general release of the company in order to receive any benefits under the employment agreements.

        Under these employment agreements, employees receive their annual base salary and are eligible to participate in cash and equity incentive bonus programs based on criteria established by the board. If the employment of Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding or Stan Golemon is terminated without cause (as defined in the employment agreement), or is terminated by the employee for good reason (as defined in the employment agreement), or is terminated due to the employee's death or disability, the employment agreement provides that such employee will be paid (i) his or her base salary up to the date of termination, (ii) a pro-rata portion of the target amount of his or her annual bonus up to the date of termination, (iii) an amount equal to the cost to the employee for premium for health insurance continuation under COBRA for an 18-month period, (iv) such other fringe benefits (other than any bonus, severance pay benefit, participation in the company's 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company as earned up to the date of termination, and (v) a lump sum severance amount equal to one year (two years in the case of Barry E. Davis) of the employee's then current base salary, plus one times (two times in the case of Barry E. Davis) the target annual bonus for the year of termination.

        The employment agreements provide that in the event of a termination by the Company without cause, or a termination by the employee for good reason, within 120 days prior to or one year following a change of control (as defined in the employment agreements), (i) Barry E. Davis would be paid a lump sum severance amount equal to three years of his then current base salary plus three times the target annual bonus for the year of termination, (ii) William W. Davis, Joe E. Davis and Michael J. Garberding would be paid a lump sum severance amount equal to two years of his then current base salary plus two times the target annual bonus for the year of termination and (iii) Stan Golemon would be paid a lump sum severance amount equal to one year of his then current base salary plus the target annual bonus for the year of termination.

        For a summary of the potential payments that may be made to Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon, please see "Item 11. Executive Compensation—Payments Upon Termination or Change of Control." The foregoing summary of the material terms of these employment agreements is qualified by its entirety by reference to the form of employment agreement, a copy of which is filed herewith as Exhibit 10.20.

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

        The following table shows information for the members of the board of directors (the "Board) and the executive officers of our general partner. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with Crosstex Energy GP, LLC
Barry E. Davis	50	President, Chief Executive Officer and Director
William W. Davis	58	Executive Vice President and Chief Operating Officer
Joe A. Davis	51	Executive Vice President, General Counsel and Secretary
Michael J. Garberding	43	Senior Vice President and Chief Financial Officer
Stan Golemon	48	Senior Vice President-Engineering and Operations
Rhys J. Best**	65	Chairman of the Board and Member of the Conflicts, Finance* and Compensation Committees
Leldon E. Echols**	56	Director and Member of the Audit* and Finance Committees
Bryan H. Lawrence	69	Director
Sheldon B. Lubar**	82	Director and Member of the Governance* Committee
Cecil E. Martin**	70	Director and Member of the Audit and Compensation* Committees
D. Dwight Scott	48	Director and Member of the Compensation and Finance Committee
Kyle D. Vann**	64	Director and Member of the Governance, Conflicts* and Audit Committees

*
Denotes chairman of committee.

**
Denotes independent director.

        Barry E. Davis, President, Chief Executive Officer and Director, led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which transaction resulted in the formation of our predecessor. Mr. Davis has served as director since our IPO in December 2002. Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. Mr. Davis holds a B.B.A. in Finance from Texas Christian University. Mr. Davis also serves as Chairman of the Board for Crosstex Energy, Inc. Mr. Davis is not related to William W. Davis or Joe A. Davis. Mr. Davis leadership skills and experience in the midstream natural gas industry, among other factors led the Board to conclude that he should serve as a director.

        William W. Davis, Executive Vice President and Chief Operating Officer, joined our predecessor in September 2001, and has over 30 years of finance and accounting experience. Mr. Davis assumed the role of Chief Operating Officer in August 2011. Mr. Davis previously served as our Chief Financial Officer for over 8 years. Prior to joining our predecessor, Mr. Davis held various positions with Sunshine Mining and Refining Company from 1983 to September 2001, including Executive Vice President and Chief Financial Officer from 1991 to 2001. In addition, Mr. Davis served as Chief Operating Officer in 2000 and 2001. Mr. Davis graduated magna cum laude from Texas A&M University with a B.B.A. in Accounting and is a Certified Public Accountant. Mr. Davis is not related to Barry E. Davis or Joe A. Davis.

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

        Michael J. Garberding, Senior Vice President and Chief Financial Officer joined our general partner in February 2008. Mr. Garberding assumed the role of Chief Financial Officer in August 2011. Mr. Garberding previously led the finance and business development organization for the Partnership. Mr. Garberding has 20 years experience in finance and accounting. From 2002 to 2008, Mr. Garberding held various finance and business development positions at TXU Corporation, including assistant treasurer. In addition, Mr. Garberding worked at Enron North America as a Finance Manager and Arthur Andersen LLP as an Audit Manager. He received his Masters in Business Administration from the University of Michigan in 1999 and his B.B.A. in Accounting from Texas A&M University in 1991.

        Stan Golemon, Senior Vice President—Engineering and Operations, joined our general partner in May of 2008. Mr. Golemon has 25 years of experience in engineering, operations, and commercial development in the midstream and exploration and production industries. From 1997 to 2008, Mr. Golemon held various midstream engineering, commercial, and management positions with Union Pacific Resources and its successor company Anadarko Petroleum Corporation including General Manager of Midstream Engineering and Engineering Supervisor. Mr. Golemon also spent 3 years with The Arrington Corporation consulting on sulfur recovery operations and Process Safety Management. Mr. Golemon began his career with ARCO Oil and Gas Company where he worked in plant engineering, onshore facilities engineering, and offshore facilities engineering. Mr. Golemon graduated summa cum laude from Louisiana Tech University in 1985 with a Bachelor of Science degree in Chemical Engineering.

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

        Leldon E. Echols joined Crosstex Energy GP, LLC as a director in January 2008. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. (NYSE: TRN) and Holly Frontier Corporation (NYSE: HFC), an independent petroleum refiner and marketer. Mr. Echols brings 30 years of financial and business experience to Crosstex. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm's audit and business advisory practice in North Texas, Colorado and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols is also a member of the board of directors, Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corporation where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science degree in accounting from Arkansas State University and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols has also served as a director of Crosstex Energy, Inc. since January 2008. Mr. Echols' accounting and financial experience, service as the Chief Financial Officer for a public company, among other factors, led the Board to conclude that he should serve as a director.

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

        Cecil E. Martin, Jr.    joined Crosstex Energy GP, LLC as a director in January 2006. He has been an independent residential and commercial real estate investor since 1991. From 1973 to 1991 he served as chairman of the public accounting firm Martin, Dolan and Holton in Richmond, Virginia. He began his career as an auditor at Ernst and Ernst. He holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant. Mr. Martin also serves on the board as lead director and chairman of the audit committee for Comstock Resources, Inc. (NYSE: CRK), an independent energy company engaged in oil and gas acquisitions, exploration and development. Mr. Martin served on the board and as chairman of the audit committee for Bois d'Arc Energy, Inc. (NYSE: BDE) until its merger into Stone Energy Corporation, (NYSE: SGY) in 2008. Mr. Martin also serves on the board as chairman of the audit committee of Garrison Capital, LLC, a private company that is a middle market credit and asset based investor. Mr. Martin also has served as a director of Crosstex Energy, Inc. since January 2006. Mr. Martin's accounting and financial experience, experience on audit committees of other public companies, and related industry experience, among other factors, led the Board to conclude that he should serve as a director.

        Donald (Dwight) Scott joined Crosstex Energy GP, LLC as a director in January 2010. He is a Senior Managing Director of GSO Capital Partners LP and head of GSO's Houston Office. Mr. Scott focuses on investments in the energy and power markets and is a member of GSO's Investment Committee. Before joining GSO in 2005, Mr. Scott was an Executive Vice President and Chief Financial Officer of El Paso Corporation (NYSE: EP). Prior to joining El Paso, Mr. Scott served as a managing director in the energy investment banking practice of Donaldson, Lufkin & Jenrette. Mr. Scott earned a BA from the University of North Carolina at Chapel Hill and a MBA from The University of Texas at Austin. He is currently a director of SandRidge Energy, Inc. (NYSE: SD) and certain non-public companies, including Bear Tracker Energy LLC, MCV Investors, Inc and United Engines Holding Company, LLC. Mr. Scott is a member of the Board of Trustees of KIPP, Inc. and the River Oaks Baptist School. Mr. Scott brings to the Board investment, financial and industry experience. Mr. Scott was selected as a director pursuant to a Board Representation Agreement entered into on January 19, 2010 between us, our general partner, CEI and GSO Crosstex Holdings LLC. Pursuant to the Board Representation Agreement, each of the Crosstex entities agreed to take all actions necessary or advisable to cause one director serving on the Board to be designated by GSO Crosstex Holdings LLC, in its sole discretion.

        Kyle D. Vann joined Crosstex Energy GP, LLC as a director in April 2006. Mr. Vann began his career with Exxon Corporation in 1969. After ten years at Exxon, he joined Koch Industries and served in various leadership capacities, including senior vice president from 1995 to 2000. In 2001, he then took on the role of CEO of Entergy-Koch, LP, an energy trading and transportation company, which was sold in 2004. Currently, Mr. Vann continues to consult with Entergy and Texon, L.P. He also serves on the boards of Texon, L.P. and Legacy Reserves, LLC and on the Advisory Board for Haddington Ventures, LLC. Mr. Vann graduated from the University of Kansas with a Bachelor of Science degree in chemical engineering. He is a member of the Board of Advisors for the University of Kansas School of Engineering, the board of Generous Giving and Mars Hill productions. Mr. Vann serves on the boards of various charitable organizations. Mr. Vann's industry experience, and leadership roles in the energy trading and transportation businesses, among other factors, led the Board to conclude that he should serve as a director.

Independent Directors

        Messrs. Best, Echols, Lubar, Martin, and Vann qualify as "independent" directors in accordance with the published listing requirements of The NASDAQ Global Select Market (NASDAQ). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

        In addition, the members of the Audit Committee also each qualify as "independent" under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules, including that the person meets the relevant definition of an "independent" director. Messrs. Echols and Martin are both independent directors who have been determined to be audit committee financial experts. Unitholders should understand that this designation is a disclosure requirement of the SEC related to experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee and Board, and the designation of a director as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or Board.

Board Committees

        The Board, has, and appoints the members of, standing Audit, Compensation, Finance, Governance and Conflicts Committees. Each member of the Audit, Compensation, Finance, Governance and Conflicts Committees is an independent director in accordance with NASDAQ standards described above. Each of the board committees has a written charter approved by the board. Copies of the charters are available to any person, free of charge, at our web site: www.crosstexenergy.com.

        The Audit Committee, comprised of Messrs. Echols (chair), Martin and Vann, assists the Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.

        The Finance Committee, comprised of Messrs. Best (chair), Echols and Scott, assists the Board in discharging its duties in connection with financial planning and significant financial transactions, and is directly responsible for reviewing and evaluating distribution policy, transactions that involve issuance of equity or debt securities, oversight of credit facilities, and review of material transactions.

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

        The Governance Committee, comprised of Messrs. Lubar (chair) and Vann, reviews matters involving governance including assessing the effectiveness of current policies, monitoring industry developments, recommending committee structures within the Board, managing the assessment process of the Board and individual directors, annually reviewing and recommending the compensation of directors and performing other duties as delegated from time to time. The Governance Committee is responsible for identifying Board candidates and making recommendations to the Board regarding the election of directors. When Board vacancies are created or occur, the Governance Committee reviews applicable legal requirements, listing requirements, and the competencies of the continuing directors, and develops a candidate profile that identifies any specific competencies or expertise that the Committee believes the Board needs to add or supplement. The Governance Committee solicits referrals from existing directors and other industry contacts to identify candidates that possess those specific competencies or that specific expertise. In the past, the Governance Committee has also used search firms to identify potential candidates. The Governance Committee then interviews interested candidates to assess the candidate's qualifications and to assess the ability of the candidate to work with the other directors. The Governance Committee evaluates candidates and makes its recommendations on the basis of the qualifications of each candidate individually, including the candidate's reputation, professional experience, experience in the same or related industries, service on other public company boards, other time commitments, the diversity of the Board members' backgrounds and professional experience, and the ability of the candidate to work with other Board members. Under the terms of our partnership agreement, unitholders do not participate in the appointment or election of the directors of our general partner.

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

Section 16(a)—Beneficial Ownership Reporting Compliance

        Based on our records, except as set forth below, we believe that during 2011 all reporting persons complied with the Section 16(a) filing requirements applicable to them. Due to administrative errors, Forms 4 were filed late as follows: on behalf of Susan J. McAden on September 8, 2011, regarding a disposition of units on June 1, 2011 to cover tax liabilities upon the vesting of restricted units; on behalf of Michael Garberding on September 8, 2011, regarding dispositions of units on April 1, 2011 and July 1, 2011 to cover tax liabilities upon the vesting of restricted units, and regarding a grant of restricted units under our long-term incentive plan on September 6, 2011; and on behalf of Stan Golemon on September 8, 2011, regarding a disposition of units on June 1, 2011 to cover tax liabilities upon the vesting of restricted units, and regarding a grant of restricted units under our long-term incentive plan on September 6, 2011; and on behalf of Joe Davis on March 31, 2011, regarding a sale of units on March 28, 2011.

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

Item 11.    Executive Compensation

        We do not directly employ any of the persons responsible for managing our business. Crosstex Energy GP, LLC, our general partner, manages our operations and activities, and its board of directors and officers make decisions on our behalf. The compensation of the executive officers of Crosstex Energy GP, LLC is determined by the Board upon the recommendation of its Compensation Committee. The compensation of the directors of Crosstex Energy GP, LLC is determined by the Board upon the recommendation of its Governance Committee. Our named executive officers also serve as officers of Crosstex Energy, Inc. and the compensation of the named executive officers discussed below reflects total compensation for services to all Crosstex entities. We pay or reimburse all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses allocable to us in any reasonable manner determined by our general partner in its sole discretion. Crosstex Energy, Inc. currently pays a monthly fee to us to cover its portion of administrative and compensation costs, including compensation costs relating to the named executive officers.

        Based on the information that we track regarding the amount of time spent by each of our named executive officers on business matters relating to Crosstex Energy, L.P., we estimate that such officers devoted the following percentage of their time to the business of Crosstex Energy, L.P. and to Crosstex Energy, Inc., respectively, for 2011:

Executive Officer or Director	Percentage of Time Devoted to Business of Crosstex Energy, L.P.	Percentage of Time Devoted to Business of Crosstex Energy, Inc.
Barry E. Davis	83%	17%
William W. Davis	83%	17%
Joe A. Davis	88%	12%
Michael J. Garberding	89%	11%
Stan Golemon	100%	—

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

  Cecil E. Martin (Chairman)
  Rhys J. Best
  D. Dwight Scott

Compensation Discussion and Analysis

        The Charter of the Compensation Committee of the Board includes the following:

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

  •
  The Committee will review and oversee the Company's succession plans and leadership development programs for the Chief Executive Officer and the other Executive Officers, including reviewing from time to time reports and presentations regarding human resources, executive development, staffing, training, performance management, career development and other related matters as necessary.

  •
  The Committee will review and approve the terms of any employment contracts, severance agreements, or other contracts with any Executive Officer, provided that the Board reserves to itself the approval of the compensation of the Executive Officers.

        In order to compete effectively in our industry, it is critical that we attract, retain and motivate leaders that are best positioned to deliver financial and operational results that benefit our unitholders. It is the Committee's responsibility to design and administer compensation programs that achieve these goals, and to make recommendations to the Board to approve and adopt these programs.

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

        In 2011, the Committee retained Meridian Compensation Partners, LLC ("Meridian") as its independent compensation consultant to conduct a compensation review and advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of our general partner. Meridian provided information to the Committee regarding the compensation programs of the Crosstex entities in July of 2011.

        With respect to compensation objectives and decisions regarding the named executive officers for fiscal 2011, the Committee has reviewed market data with respect to peer companies provided by Meridian in determining relevant compensation levels and compensation program elements for our named executive officers, including establishing their respective base salaries. In addition, Meridian has provided guidance on current industry trends and best practices to the Committee. The market data that we reviewed included the base salary, bonus structure, bonus methodology and short and long-term compensation elements paid to executive officers in similar positions at our peer companies. For 2011, we identified the following companies as "Peer Companies" for comparison purposes: Atlas Pipeline Partners, L.P., DCP Midstream Partners, L.P., Energy Transfer Partners, L.P., Enbridge Energy Partners, L.P., ONEOK Partners, L.P., Magellan Midstream Holdings, L.P., Targa Resources Partners LP, Copano Energy, LLC, Regency Energy Partners, L.P., MarkWest Energy Partners, L.P., Boardwalk Pipeline Partners, L.P., Atmos Energy Corporation, Western Gas Partners, L.P., El Paso Corporation, Pioneer Natural Resources Company, Plains Exploration & Production Company, Plains All American Pipeline, L.P., and Range Resources Corporation. We believe that this group of companies is representative of the industry in which we operate and the individual companies were chosen because of such companies' relative position in our industry, their relative size/market capitalization, the relative complexity of the business, similar organizational structure, competition for similar executive talent, and the named executive officers' roles and responsibilities.

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

Elements of Compensation.

        The primary elements of Crosstex Energy GP, LLC's compensation program are a combination of annual cash and long-term equity-based compensation. For fiscal year 2011, the principal elements of compensation for the named executive officers were the following:

  •
  base salary;

  •
  bonuses and annual cash bonus plan awards;

  •
  long-term incentive plan awards; and

  •
  retirement and health benefits.

        The Committee reviews and makes recommendations regarding the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the named executive officers. We believe that the mix of base salary, cash bonus awards, awards under the long-term incentive plan, retirement and health benefits and perquisites and other compensation fit our overall compensation objectives. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies and to attract motivate and retain high quality talent with the skills and competencies that we require.

        Base Salary.    The Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to Crosstex Energy GP, LLC and its affiliates, market data and responsibilities of the named executive officers. Salaries are generally determined by considering the employee's performance and prevailing levels of compensation in areas in which a particular employee works. As discussed above, except with respect to the monthly reimbursement payment received from Crosstex Energy, Inc., all of the base salaries of the named executive officers were allocated to us by Crosstex Energy GP, LLC as general and administration expenses. The base salaries paid to our named executive officers during fiscal year 2011 are shown in the Summary Compensation Table on page 92. Effective January 1, 2012, the base salaries payable to our named executive officers were adjusted to equal the following: Barry E. Davis $500,000; William W. Davis $385,000; Joe A. Davis $335,000; Michael Garberding $290,000 and Stan Golemon $275,000.

        Bonuses and Annual Cash Bonus Plan Awards.    The Committee oversees the Annual Cash Bonus Plan and makes recommendations regarding cash bonuses to be awarded to each of the named executive officers. The Annual Cash Bonus Plan is applicable to all employees. Under the plan, bonuses are awarded to our named executive officers based on a formulaic approach that utilizes a performance metric that is tied to adjusted EBITDA (see page 47 for definition) as a guideline. The same adjusted EBITDA performance metric is used as a guideline for bonuses for all employees. The adjusted EBITDA goals are determined at the beginning of the year by the Board upon the recommendation of the Committee. Discretionary bonuses in addition to bonuses under the Annual Cash Bonus Plan are awarded from time to time by the Committee to reward outstanding service to the company.

        The final amount of cash bonus for each named executive officer is determined at the discretion of the Committee, based upon the Committee's assessment of the executive's meeting his or her performance objectives established at the beginning of the performance period. These performance objectives include the quality of leadership within the named executive officer's assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer and the named executive officer's contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by the Committee as a whole. All of our named executive officers met or exceeded their personal performance objectives for 2011.

        The Committee believes that a portion of executive compensation must remain discretionary, and exercises its discretion with respect to cash bonus awards payable to its named executive officers. The Committee may exercise its discretion to reduce the amount calculated under the formula as described above, or to supplement the amount to reward or address extraordinary individual performance, challenges and opportunities not reasonably foreseeable at the beginning of a performance period, internal equities, and external competition or opportunities.

        Target adjusted EBITDA is based upon a standard of reasonable market expectations and company performance, and varies from year to year. Several factors are reviewed in determining target adjusted EBITDA, including market expectations, internal forecasts and available investment opportunities. For 2011, our adjusted EBITDA levels for bonuses were $175.0 million for minimum bonuses, $205.0 million for target bonuses and $235.0 million for maximum bonuses. The 2011 plan provided for named executive officers to receive bonus payouts of 8% to 20% of base salary at the minimum threshold, payouts ranging from 40% to 100% of base salary at the target level and payouts ranging from 72% to 180% of base salary at the maximum level. We exceeded the target adjusted EBITDA in 2011.

        For 2012, the Board has approved a continuation of the Annual Cash Bonus Plan with adjusted EBITDA as the performance metric. Under the 2012 plan, bonuses will be determined based on adjusted EBITDA levels ranging from a threshold of $200.0 million to a maximum of $250.0 million, with a target adjusted EBITDA of $225.0 million.

        Long-Term Incentive Plans.    Our officers and directors are eligible to participate in long-term incentive plans adopted by each of Crosstex Energy GP, LLC and Crosstex Energy, Inc. We believe that equity awards are instrumental in attracting, retaining, and motivating employees, and align the interests of our officers and directors with the interests of the unitholders. The Board, at the recommendation of the Committee, approves the grants of Partnership units or options to our executive officers. The Committee believes that equity compensation should comprise a significant portion of a named executive officer's compensation, and considers a number of factors when determining the grants to each individual. The considerations include: the general goal of allowing the named executive officer the opportunity to earn aggregate equity compensation (comprised of Partnership units and Crosstex Energy, Inc. stock) in the upper quartile of our Peer Group; the amount of unvested equity held by the individual executive; the executive's performance; and other factors as determined by the Committee.

        A discussion of each plan follows:

        Crosstex Energy GP, LLC Long-Term Incentive Plan.    Crosstex Energy GP, LLC has adopted a long-term incentive plan for employees and directors of Crosstex Energy GP, LLC and its affiliates who perform services for us. The long-term incentive plan is administered by the Committee and permits the grant of awards covering an aggregate of 5,600,000 common units, which may be awarded in the form of restricted units or unit options. Of the 5,600,000 common units that may be awarded under the long-term incentive plan, 1,157,163 common units remain eligible for future grants by Crosstex Energy GP, LLC as of January 1, 2012. The long-term compensation structure is intended to align the employee's performance with long-term performance for our unitholders.

        The Board in its discretion may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. The Board also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to the approval requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

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

  •
  Performance Units.  A performance unit represents a contractual commitment to grant restricted units in the future if certain conditions are satisfied. In the past performance unit agreements have only been entered into with members of our senior management. We did not grant any performance unit agreements in 2011. Under the terms of past performance unit agreements, to be eligible to receive the restricted units, the executive officer must continuously be employed from the date of the agreement through January 1 of the third calendar year following such date, and no units will be credited to an award recipient under our long term incentive plan until such future date. Each agreement provides for a target number of units that are to be granted in the future. As of January 1, 2012, no performance units granted remain outstanding.

        The total value of the equity compensation granted to our named executive officers generally has been allocated 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. For fiscal year 2011, Crosstex Energy GP, LLC granted 47,216, 30,186, 20,988, 26,833 and 14,616 restricted units to Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and

Stan Golemon, respectively. All performance and restricted units that we grant are charged against earnings according to FASB Accounting Standards Codification 718—"Compensation-Stock Compensation".

        Crosstex Energy, Inc. Long-Term Incentive Plans.    The Crosstex Energy, Inc. long-term incentive plans provide for the award of stock options and restricted stock (collectively, "Awards") for up to 7,190,000 shares of Crosstex Energy, Inc.'s common stock. As of January 1, 2012, approximately 1,642,396 shares remained available under the long-term incentive plans for future issuance to participants. A participant may not receive in any calendar year options relating to more than 250,000 shares of common stock. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Shares of common stock underlying Awards that are forfeited, terminated or expire unexercised become immediately available for additional Awards under the long-term incentive plan.

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

  •
  Performance Shares.  A performance share represents a contractual commitment to grant restricted shares in the future if certain conditions are satisfied. In the past, performance share agreements have only been entered into with members of our senior management. We did not grant any performance share agreements in 2011. Under the terms of past performance share agreements, to be eligible to receive the restricted shares, the executive officer must continuously be employed from the date of the agreement through January 1 of the third calendar year following such date, and no shares will be credited to an award recipient under our long term incentive plan until such future date. Each agreement provides for a target number of shares that are to be granted in the future. As of January 1, 2012, no performance shares granted remained outstanding.

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

        The total value of the equity compensation granted to our executive officers generally has been awarded 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions. For fiscal year 2011, Crosstex Energy, Inc. granted 75,067, 47,723, 33,609, 41,604 and 23,085 restricted shares to Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon, respectively. All performance and restricted shares that we grant are charged against earnings according to FASB ASC 718.

        Retirement and Health Benefits.    Crosstex Energy GP, LLC offers a variety of health and welfare and retirement programs to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of Crosstex Energy GP, LLC. Crosstex Energy GP, LLC maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2011, Crosstex Energy GP, LLC matched 100% of every dollar contributed for contributions of up to 6% of salary (not to exceed the maximum amount permitted by law) made by eligible participants. The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses. Our executive officers are also eligible to participate in any additional retirement and health benefits available to our other employees.

        Perquisites and Other Compensation.    Crosstex Energy GP, LLC generally does not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax and related expenses for membership in an industry related private lunch club (totaling less than $2,500 per year per person).

Employment and Severance Agreements

        As of December 31, 2011, Barry E. Davis, William W. Davis, and Joe A. Davis had entered into employment agreements with Crosstex Energy GP, LLC with substantially similar provisions. Each of the employment agreements had a term of one year that automatically extended such that the remaining term of the agreements was not less than one year. The employment agreements included obligations not to disclose confidential information and also provided for a noncompetition period that continued for one year after termination of employment or the date on which the employee was no longer entitled to receive payments under the employment agreement. As of December 31, 2011, Michael Garberding and Stan Golemon were participants in the Crosstex Energy Services, L.P. Severance Pay Plan (the "Severance Plan"), which provides substantially similar severance benefits as the employment agreements described above if employment is terminated without cause or in the event of a change in control (as defined in the Severance Plan). Other members of senior management and certain other key leaders also participated in the Severance Plan.

        As of the date of this filing, all of our named executive officers and certain members of senior management have entered into new employment agreements with Crosstex Energy GP, LLC. These employment agreements are substantially similar with certain exceptions which are set forth in the following discussion. The term of the agreement for Barry E. Davis is three years, for William W. Davis, Joe A. Davis and Michael J. Garberding is two years, and for the other members of senior management is one year with automatic extensions such that the remaining term of the agreements will not be less than one year. The employment agreements include obligations not to disclose confidential information and also provide for a noncompetition period that will continue after the termination of the employee's employment for one year for Barry E. Davis and for six months for the other executive officers and members of senior management. During the noncompetition period, the employees are generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us. The employment agreements provide a clawback of benefits if the confidential information or noncompetition provisions are breached by a terminated employee following a termination date. In the event of a termination, the terminated employee is required to execute a general release of the company in order to receive any benefits under the employment agreements. Michael J. Garberding, Stan Golemon, and the other members of senior management that have entered into employment agreements are no longer participants in the Severance Plan.

        Under the new employment agreements, employees receive their annual base salary and are eligible to participate in cash and equity incentive bonus programs based on criteria established by the Board. If an employee's employment is terminated without cause (as defined in the employment agreement), or is terminated by the employee for good reason (as defined in the employment agreement), or is terminated due to the employee's death or disability, the employment agreement provides that the employee will be paid (i) his or her base salary up to the date of termination, (ii) a pro-rata portion of the target amount of his or her annual bonus up to the date of termination, (iii) an amount equal to the cost to the employee for the premium for health insurance continuation under COBRA for an 18-month period, (iv) such other fringe benefits (other than any bonus, severance pay benefit, participation in the company's 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company as earned up to the date of termination, and (v) a lump sum severance amount equal to one year (two years in the case of the Chief Executive Officer) of the employee's then current base salary, plus one times (two times in the case of the Chief Executive Officer) the target annual bonus for the year of termination.

Potential Payments Upon Termination or a Change of Control.

        As described above, the new employment agreements for our named executive officers and certain members of senior management provide for payment to be made to them under certain circumstances upon the termination of their employment. In connection with determining the type, amount and timing of the payment to be made upon the termination of employment under the employment agreements, the Committee reviewed available market information and identified those payments and provision that the Committee deemed to be appropriate for inclusion in the employment agreements. In the event of a termination by the Company without cause, or a termination by the employee for good reason, within 120 days prior to or one year following a change of control (as defined in the employment agreements), Barry E. Davis would be paid a lump sum severance amount equal to three years of his then current base salary plus three times the target annual bonus for the year of termination, and William W. Davis, Joe A. Davis and Michael J. Garberding would be paid a lump sum severance amount equal to two years of his then current base salary plus two times the target annual bonus for the year of termination.

        With respect to the long-term incentive plans, the amounts to be received by our named executive officers in the event of a change in control (as defined in the long-term incentive plans) will be automatically determined based on the number of unvested stock or unit awards or restricted stock or units held by a named executive officer at the time of a change in control. The terms of the long-term incentive plans were determined based on past practice and the Committee's understanding of similar plans utilized by public companies generally at the time we adopted such plans. The determination of the reasonable consequences of a change of control is periodically reviewed by the Committee.

        Upon a change in control, all granted units will automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria shall terminate or be deemed to have been achieved at the maximum level.

        The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2011 are set forth in the table in the section below entitled Payments Upon Termination or Change in Control.

Role of Executive Officers in Executive Compensation.

        The Board, upon recommendation of the Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Committee. Barry E. Davis, the Chief Executive Officer, reviews his recommendations regarding the compensation of his leadership team with the Committee, including specific recommendations for each element of compensation for the named executive officers. Barry E. Davis does not make any recommendations regarding his personal compensation.

Tax and Accounting Considerations.

        The equity compensation grant policies of the Crosstex entities have been impacted by the implementation of FASB ASC 718, which we adopted effective January 1, 2006. Under this accounting pronouncement, we are required to value unvested unit options granted prior to our adoption of FASB ASC 718 under the fair value method and expense those amounts in the income statement over the stock option's remaining vesting period. As a result, the Crosstex entities currently intend to discontinue grants of unit option and stock option awards and instead grant restricted unit and restricted stock awards to the named executive officers and other employees. The Crosstex entities have structured the compensation program to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. None of the named executive officers or other employees had non-performance based compensation paid in excess of the $1.0 million tax deduction limit contained in Internal Revenue Code Section 162(m).

Summary Compensation Table

        The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry E. Davis	2011	460,000	545,882	1,418,773				195,958	(3)	2,620,613
President and Chief Executive	2010	435,000	427,970	—	—	—	—	71,725		934,695
Officer	2009	435,000	435,000	1,117,712	—	—	—	45,327		2,033,039
William W. Davis	2011	352,692	376,675	918,838				151,644	(4)	1,799,849
Executive Vice President and	2010	330,000	280,315	—	—	—	—	63,083		673,398
Chief Opearating Officer	2009	315,000	315,000	983,587	—	—	—	37,120		1,650,707
Joe A. Davis	2011	315,000	242,992	620,948				145,004	(5)	1,323,944
Executive Vice President and	2010	300,000	254,832	—	—	—	—	62,181		617,013
General Counsel	2009	285,000	385,000	983,587	—	—	—	32,370		1,685,957
Michael J. Garberding	2011	256,538	197,894	848,713				88,124	(6)	1,391,269
Senior Vice President and Chief	2010	225,385	106,084	240,157	—	—	—	31,811		603,437
Financial Officer	2009	198,000	117,000	312,962	—	—	—	18,274		646,236
Stan Golemon	2011	249,615	124,808	445,253				80,363	(7)	900,039
Senior Vice President	2010	230,000	111,412	—	—	—	—	32,023		373,435
	2009	220,000	132,000	447,087				18,820		817,907

(1)
Bonuses include all payments made under the Annual Cash Bonus Plan. See discussion on page 84.

(2)
The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards.

(3)
Amount of all other compensation for Mr. Barry Davis includes professional organization and social club dues, a matching 401(k) contribution of $14,700, distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount $131,170 in 2011, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $47,766 in 2011.

(4)
Amount of all other compensation for Mr. William Davis includes professional organization and social club dues, a matching 401(k) contribution of $14,700, distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $99,420 in 2011 and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $35,201 in 2011.

(5)
Amount of all other compensation for Mr. Joe Davis includes professional organization and social club dues, a matching 401(k) contribution of $14,700, distributions on restricted units and performance units of Crosstex Energy, L.P. in the amount of $94,890 in 2011, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $33,091 in 2011.

(6)
Amount of all other compensation for Mr. Michael Garberding includes a professional organization and social club dues, a matching 401(k) contribution of $14,700, distributions on restricted units of Crosstex Energy, L.P. in the amount of $51,053 in 2011, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $20,049 in 2011.

(7)
Amount of all other compensation for Mr. Stan Golemon includes a matching 401(k) contribution of $14,700, distributions on restricted units of Crosstex Energy, L.P. in the amount of $48,527 in 2011, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $17,136 in 2011.

Grants of Plan-Based Awards for Fiscal Year 2011 Table

        The following tables provide information concerning each grant of an award made to a named executive officer for fiscal year 2011, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plans.

CROSSTEX ENERGY GP, LLC—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Units(1)	Grant Date Fair Value of Unit Awards
Barry E. Davis	1/12/2011	31,944	$458,077
Barry E. Davis	9/6/2011	15,272	$242,061
William W. Davis	1/12/2011	17,969	$257,675
William W. Davis	9/6/2011	12,217	$193,639
Joe A. Davis	1/12/2011	16,406	$235,262
Joe A. Davis	9/6/2011	4,582	$72,625
Michael J. Garberding	1/12/2011	8,507	$121,990
Michael J. Garberding	9/6/2011	18,326	$290,467
Stan Golemon	1/12/2011	8,507	$121,990
Stan Golemon	9/6/2011	6,109	$96,828

(1)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted units if made on unrestricted common units during the restriction period unless otherwise forfeited. Grants with January 12, 2011 grant date vest 100% on January 1, 2014 and grants with grant date of September 6, 2011 vest 100% on August 15, 2014.

CROSSTEX ENERGY, INC—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Shares(1)	Grant Date Fair Value of Shares Awards
Barry E. Davis	1/12/2011	51,919	$456,368
Barry E. Davis	9/6/2011	23,148	$262,267
William W. Davis	1/12/2011	29,204	$256,703
William W. Davis	9/6/2011	18,519	$209,820
Joe A. Davis	1/12/2011	26,665	$234,385
Joe A. Davis	9/6/2011	6,944	$78,676
Michael J. Garberding	1/12/2011	13,826	$121,531
Michael J. Garberding	9/6/201	27,778	$314,724
Stan Golemon	1/12/2011	13,826	$121,531
Stan Golemon	9/6/201	9,259	$104,904

(1)
These grants include right to receive dividends on restricted shares if made on unrestricted common shares during the restricted period unless otherwise forfeited. Grants with grant date of January 12, 2011 vest 100% on January 1, 2014 and grants with grant date of September 6, 2011 vest 100% on August 15, 2014.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2011

        The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2011, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plans.

CROSSTEX ENERGY GP, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	69,445	(1)	1,126,398
						31,944	(3)	518,132
						15,272	(4)	247,712
William W. Davis	—	—	—	—	—	61,112	(1)	991,237
						17,969	(3)	291,457
						12,217	(4)	198,160
Joe A. Davis	—	—	—	—	—	61,112	(1)	991,237
						16,406	(3)	266,105
						4,582	(4)	74,320
Michael J. Garberding	—	—	—	—	—	19,445	(1)	315,398	—	—
						8,284	(5)	134,366
						8,507	(3)	137,984
						18,326	(4)	297,248
Stan Golemon	—	—	—	—	—	27,778	(1)	450,559	—	—
						8,507	(3)	137,984
						6,109	(4)	99,088

(1)
Restricted units vest in two equal installments on January 1, 2012 and January 1, 2013.

(2)
The closing price for the common units was $16.22 as of December 30, 2011.

(3)
Restricted units vest on January 1, 2014.

(4)
Restricted units vest on August 15, 2014.

(5)
Restricted units vest in two equal installments on July 1, 2012 and July 1, 2013.

 CROSSTEX ENERGY, INC.—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	69,445	(1)	877,785
						51,919	(3)	656,256
						23,148	(4)	292,591
William W. Davis	—	—	—	—	—	61,112	(1)	772,456
						29,204	(3)	369,139
						18,519	(4)	234,080
Joe A. Davis	—	—	—	—	—	61,112	(1)	772,456
						26,665	(3)	337,046
						6,944	(4)	87,772
Michael J. Garberding	—	—	—	—	—	19,445	(1)	245,785	—	—
						11,385	(5)	143,906
						13,826	(3)	174,761
						27,778	(4)	351,114
Stan Golemon	—	—	—	—	—	27,778	(1)	351,114	—	—
						13,826	(3)	174,761
						9,259	(4)	117,034

(1)
Restricted shares vest in two equal installments on January 1, 2012 and January 1, 2013.

(2)
The closing price for the common shares was $12.64 as of December 30, 2011.

(3)
Restricted shares vest on January 1, 2014.

(4)
Restricted shares vest on August 15, 2014.

(5)
Restricted shares vest in two equal installments on July 1, 2012 and July 1, 2013.

Units and Shares Vested Table for Fiscal Year 2011

        The following table provides information related to the vesting of restricted units and restricted shares during fiscal year ended 2011.

UNITS AND SHARES VESTED

	Crosstex Energy, L.P. Unit Awards			Crosstex Energy, Inc. Share Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting		Number of Shares Acquired on Vesting	Value Realized on Vesting
Barry E. Davis	53,318	$816,129	(1)	52,346	$488,812	(2)
William W. Davis	39,532	$592,601	(3)	39,063	$358,180	(4)
Joe A. Davis	38,677	$578,066	(5)	38,253	$349,853	(6)
Michael J. Garberding	19,190	$305,602	(7)	20,326	$202,854	(8)
Stan Golemon	20,829	$326,865	(9)	20,389	$197,222	(10)

(1)
Consists of 18,596 units at $17.00 per unit and 34,722 units at $14.40 per unit

(2)
Consists of 17,624 shares at $10.28 per share and 34,722 shares $8.86 per share

(3)
Consists of 8,977 units at $17.00 per unit and 30,555 units at $14.40 per unit

(4)
Consists of 8,508 shares at $10.28 per share and 30,555 shares $8.86 per share

(5)
Consists of 8,122 units at $17.00 per unit and 30,555 units at $14.40 per unit

(6)
Consists of 7,698 shares at $10.28 per share and 30,555 shares $8.86 per share

(7)
Consists of 9,722 units at $14.40 per unit, 5,327 units at $16.94 per unit and 4,141 units at $18.20 per unit

(8)
Consists of 9,722 shares at $8.86 per share, 4,912 shares at $10.03 per share and 5,692 shares $11.85 per share

(9)
Consists of 13,889 units at $14.40 per unit and 6,940 units at $18.28 per unit

(10)
Consists of 13,889 shares at $8.86 per share and 6,500 shares $11.41 per share

Payments Upon Termination or Change of Control

        The following tables show potential payments that would have been made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2011. The first table describes potential payments under the employment agreement or severance plan that was in effect with respect to each of the named executive officers as of December 31, 2011. The second table describes potential payments under the employment agreements that were entered into by the named executive officers after December 31, 2011 and before the date of this filing and that are discussed in the section above entitled Employment and Severance Agreements.

97

Payments under Employment Agreements or Severance Plan as of December 31, 2011

Name and Principal Position	Severance Payment Under Employment Agreements Upon Termination Other Than For Cause or Without Good Reason ($)(1)	Health Care Benefits Under Employment Agreements Upon Termination Other Than For Cause or Without Good Reason ($)(2)	Severance Payment and Health Care Benefits Under Employment Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Severance Payment Under Employment Agreements Upon Change of Control ($)(4)	Acceleration of Vesting Under Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	1,005,882	—	—	1,005,882	3,718,874
President and Chief
Executive Officer
William W. Davis	729,367	—	—	729,367	2,856,529
Executive Vice President
and Chief Operating
Officer
Joe A. Davis	557,992	—	—	557,992	2,528,936
Executive Vice President
and General Counsel
Michael J. Garberding	454,432	13,776	—	454,432	1,800,562
Senior Vice President
and Chief Financial
Officer
Stan Golemon	374,423	8,112	—	374,423	1,330,540
Senior Vice President

(1)
Named executive officers were entitled to this benefit if terminated without cause or due to death or disability, or if they terminated employment for good reason (as defined in the applicable employment agreement or severance plan), subject to compliance with certain non-competition and non-solicitation covenants for one year. For Barry E. Davis, William W. Davis and Joe A. Davis the severance payment amount equaled (i) twelve months of then current base salary, plus (ii)) any unpaid annual bonus earned up to the date of termination. For all other named executive officers, the severance payment amount equaled (i) twelve months of then current base salary, plus (ii) any unpaid annual bonus for a fiscal year ending prior to the date of termination (this table assumes that the payment would have been made for fiscal year-end 2011).

(2)
Under the Severance Plan in place as of December 31, 2011, Michael J. Garberding and Stan Golemon were entitled to this benefit if terminated without cause or due to death or disability, or if they terminated employment for good reason (as defined in the plan). Health care benefits would have equaled the estimated monthly cost of the benefits under COBRA for 12 months. The other named executive officers were not entitled to health care benefits.

(3)
Named executive officers were entitled to no benefits if terminated for cause (as defined in the employment agreement or severance plan) or they terminated employment without good reason.

(4)
Named executive officers were entitled to this benefit in the event of a change in control (as defined in the applicable employment agreement or Severance Plan), subject to compliance with certain non-competition and non-solicitation covenants for one year. For Barry E. Davis, William W. Davis and Joe A. Davis the severance payment amount equaled (i) twelve months of then current base salary, plus (ii)) any unpaid annual bonus earned up to the date of termination. For all other named executive officers, the severance payment amount equaled (i) twelve months of then current base salary, plus (ii) any unpaid annual bonus for a fiscal year ending prior to the date of termination (this table assumes that the payment would have been made for fiscal year-end 2011)

(5)
Named executive officers are entitled to accelerated vesting of outstanding equity awards in the event of a change in control (as defined under the long term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2011.

Payments under Employment Agreements Entered Into After December 31, 2011

Name and Principal Position	Severance Payment Under Employment Agreements Upon Termination Other Than For Cause or Without Good Reason ($)(1)	Health Care Benefits Under Employment Agreements Upon Termination Other Than For Cause or Without Good Reason ($)(2)	Severance Payment and Health Care Benefits Under Employment Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Severance Payment Under Employment Agreements Upon Termination And Change of Control ($)(4)	Acceleration of Vesting Under Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	2,557,646	20,670	—	3,563,528	3,718,874
President and Chief
Executive Officer
William W. Davis	1,106,042	20,670	—	1,835,409	2,856,529
Executive Vice President
and Chief Operating
Officer
Joe A. Davis	800,984	20,670	—	1,358,976	2,528,936
Executive Vice President
and General Counsel
Michael J. Garberding	652,326	20,670	—	1,106,758	1,800,562
Senior Vice President
and Chief Financial
Officer
Stan Golemon	499,231	12,185	—	873,654	1,330,543
Senior Vice President

(1)
Named executive officers are entitled to this benefit if terminated without cause or due to death or disability, or if they terminate employment for good reason (as defined in the employment agreement), subject to compliance with certain non-competition and non-solicitation covenants as described elsewhere in this Annual Report on Form 10-K.. For Barry E. Davis, the severance payment amount equals (i) twenty-four months of his then current base salary, plus (ii) two times his target annual bonus for the fiscal year during which the termination occurs, plus a pro-rata portion up to the date of termination of the greater of the actual amount or the target amount of the annual bonus for the fiscal year of termination. For all other named executive officers, the severance payment amount equals (i) twelve months of then current base salary, plus (ii) one times target annual bonus for the fiscal year during which the termination occurs, plus a pro-rata portion up to the date of termination of the greater of the actual amount or the target amount of the annual bonus for the fiscal year of termination.

(2)
Named executive officers are entitled to this benefit if terminated without cause or due to death or disability, or if they terminate employment for good reason. Health care benefits equal a lump sum payment of the estimated monthly cost of the benefits under COBRA for 18 months.

(3)
Named executive officers are entitled to no benefits if they are terminated for cause (as defined in the employment agreement) or they terminate employment without good reason.

(4)
Barry E. Davis, William W. Davis, Joe A. Davis and Michael J. Garberding are entitled to this benefit if they are terminated without cause or if they terminate employment for good reason within one-hundred and twenty (120) days prior to or one (1) year following a change in control (as defined in the employment agreement), subject to compliance with certain non-competition and non-solicitation covenants as described elsewhere in this Annual Report on Form 10-K. For Barry E. Davis, the severance payment amount equals (i) thirty-six months of his then current base salary, plus (ii) three times his target annual bonus for the fiscal year during which the termination occurs, plus a pro-rata portion up to the date of termination of the greater of the actual amount or the target amount of the annual bonus for the fiscal year of termination. For William W. Davis, Joe A. Davis and Michael J. Garberding, the severance payment amount equals (i) twenty-four months of then current base salary, plus (ii) two times target annual bonus for the fiscal year during which the termination occurs, plus a pro-rata portion up to the date of termination of the greater of the actual amount or the target amount of the annual bonus for the fiscal year of termination.

(5)
Named executive officers are entitled to accelerated vesting of outstanding equity awards in the event of a change in control (as defined under the long term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2011.

Compensation of Directors for Fiscal Year 2011

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Rhys J. Best	157,667	97,797	8,972	264,436
Leldon E. Echols	61,500	73,779	3,365	138,644
Bryan H. Lawrence		—		—
Sheldon B. Lubar	48,125	73,779	3,365	125,269
Cecil E. Martin	59,906	73,779	3,365	137,050
Kyle D. Vann	78,000	73,352	6,729	158,081
D. Dwight Scott	138,504	—		138,504

(1)
Messrs. Best, Echols, Lubar, Martin and Vann were granted awards of restricted units of Crosstex Energy, L.P. on May 18, 2011 with a fair market value of $17.30 per unit and that will vest on May 6, 2012 in the following amounts, respectively: 5,653, 2,120, 2,120, 2,120, and 4,240. Messrs. Echols, Lubar, and Martin were granted awards of restricted shares of Crosstex Energy, Inc. on May 18, 2011 with a fair market value of $9.36 per unit and that will vest on May 6, 2012 in the following amounts, respectively: 3,964 3,964, and 3,964.The amounts shown represent the grant date fair value of awards computed in accordance with FASB ACS 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards. At December 31, 2011 Messrs. Best, Echols, Lubar, Martin and Vann held aggregate outstanding restricted unit awards, in the following amounts, respectively: 5,653, 2,120, 2,120, 2,120, and 4,240. At December 31, 2011 Messrs. Echols, Lubar, and Martin held aggregate outstanding restricted shares of Crosstex Energy, Inc. in the following amounts, respectively: 3,964 , 3,964 ,and 3,964. Mr. Lawrence and Mr. Scott held no outstanding restricted unit awards at December 31, 2011.

(2)
Other Compensation is comprised of distributions on restricted units.

        Each director of Crosstex Energy GP, LLC who is not an employee of Crosstex Energy GP, LLC (other than Mr. Lawrence) is paid an annual retainer fee of $50,000, except for Mr. Best who, as Chairman, is paid an annual retainer fee of $100,000 and Mr. Scott who receives an annual retainer fee of $125,000 (and does not receive any equity related compensation). Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting, but are paid $1,500 for each additional meeting that they attend. Also, an attendance fee of $1,500 is paid to each director for each committee meeting that is attended, other than the Audit Committee, which pays a fee of $3,000 per meeting. The respective Chairs of each committee receive the following annual fees: Audit—$7,500, Compensation—$7,500, Governance—$5,000, Finance—$5,000, and Conflicts—$2,500. Directors are also reimbursed for related out-of-pocket expenses. Barry E. Davis, as an executive officer of Crosstex Energy GP, LLC, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. For directors that serve on both the boards of Crosstex Energy GP, LLC and Crosstex Energy, Inc., the above listed fees are generally allocated 75% to us and 25% to Crosstex Energy, Inc., except in the case for service on the Audit Committee, where the Chair is paid a separate fee for each entity and meeting fees are split 50% to each entity. The Governance Committee annually reviews and makes recommendations to the Board regarding the compensation of the directors. Mr. Lawrence received no compensation in 2011. See related party transactions for a discussion of compensation for Mr. Scott.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended 2011, the Committee was composed of Cecil E. Martin, Rhys J. Best and D. Dwight Scott. No member of the Committee during fiscal 2011 was a current or former officer or employee of Crosstex Energy GP, LLC or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the SEC. None of Crosstex Energy GP, LLC's executive officers served on the board of directors or the compensation committee of any other entity, for which any officers of such other entity served either on the Board or the Committee.

        The Compensation Committee of Crosstex Energy GP, LLC held three meetings during fiscal year 2011. Each member attended 100% of the meetings.

Board Leadership Structure and Risk Oversight

        The Board has no policy that requires that the positions of the Chairman of the Board and the Chief Executive Officer be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the current business environment and any specific challenges facing the business and the composition, skills, and experience of the board and its members. At this time, positions of Chairman of the Board and the Chief Executive Officer of Crosstex Energy GP, LLC are not held by the same individual. Rhys J. Best serves as the Chairman of the Board and Barry E. Davis serves as the President and Chief Executive Officer. The Board believes this is the most appropriate structure for the Partnership at this time because it makes the best use of Mr. Best's skills and experience, including his prior service as the Chief Executive Officer of a large public company, while enhancing Mr. Davis' ability to lead decisively and communicate our message and strategy clearly and consistently to our unitholders, employees and customers.

        The Board is responsible for risk oversight. Management has implemented internal processes to identify and evaluate the risks inherent in the company's business, and to assess the mitigation of those risks. The Audit Committee has reviewed the risk assessments with management and provided reports to the Board regarding the internal risk assessment processes, the risks identified, and the mitigation strategies planned or in place to address the risks in the business. The Board and the Audit Committee each provide insight into the issues, based on the experience of their members, and provide constructive challenges to management's assumptions and assertions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Crosstex Energy, L.P. Ownership

        The following table shows the beneficial ownership of units of Crosstex Energy, L.P. as of February 14, 2012, held by:

  •
  each person who beneficially owns 5% or more of any class of units then outstanding;

  •
  all the directors of Crosstex Energy GP, LLC;

  •
  each named executive officer of Crosstex Energy GP, LLC; and

  •
  all the directors and executive officers of Crosstex Energy GP, LLC as a group.

        Percentages reflected in the table are based upon a total of 50,863,334 common units and 14,705,882 Series A Convertible Preferred units as of February 14, 2012.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Convertible Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Total Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Crosstex Energy, Inc.	16,414,830	32.27%	—	—	16,414,830	25.03%
GSO Crosstex Holdings LLC(2)	1,002,800	1.97%	14,705,882	100.00%	15,708,682	23.96%
Swank Capital, L.L.C.(3)	3,367,443	6.62%	—	—	3,367,443	5.14%
Barry E. Davis(4)	315,938	*	—	—	315,938	*
William W. Davis(4)	78,585	*	—	—	78,585	*
Joe A. Davis(4)	37,472	*	—	—	37,472	*
Stan Golemon(4)	25,861	*	—	—	25,861	*
Michael J. Garberding(4)	18,747	*	—	—	18,747	*
Rhys J. Best(5)	95,825	*	—	—	95,825	*
Leldon E. Echols(4)	14,837	*	—	—	14,837	*
Bryan H. Lawrence(4)	—	—	—	—	—	—
Sheldon B. Lubar(4)	—	*	—	—	—	*
Cecil E. Martin(4)	23,247	*	—	—	23,247	*
D. Dwight Scott	—	—	—	—	—	—
Kyle D. Vann	66,673	*	—	—	66,673	*
All directors and executive officers as a group (12 persons)	677,185	1.33%	—	—	677,185	1.03%

*
Less than 1%

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for GSO Crosstex Holdings LLC, which is 280 Park Avenue, 11th Floor, New York, NY 10017; Swank Capital, L.L.C., which is 8117 Preston Rd., Suite 440, Dallas, Texas 75225;Mr. Lubar, which is 700 N. Water St.,Suite 1200, Milwaukee, Wiconsin 53202; and Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022.

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

(3)
As reported on Schedule 13G filed with the SEC in a joint filing with Cushing MLP Asset Management, LP, and Jerry V. Swank. Such persons report shared voting and dispositive power with respect to the units.

(4)
These individuals each hold an ownership interest in Crosstex Energy, Inc. as indicated in the following table.

(5)
Of these units, 10,000 are held by the Best Grandchildren's Trust, 20,000 are held by the Anne E. Stone Trust, and 20,000 are held by the Paul Best Trust. The beneficiaries of these trusts are members of Mr. Best's family.

Crosstex Energy, Inc. Ownership

        The following table shows the beneficial ownership of Crosstex Energy, Inc. as of February 14, 2012, held by:

  •
  each person who beneficially owns 5% or more of the stock then outstanding;

  •
  all the directors of Crosstex Energy Inc.;

  •
  each named executive officer of Crosstex Energy Inc.; and

  •
  all the directors and executive officers of Crosstex Energy Inc. as a group.

        Percentages reflected in the table below are based on a total of 47,389,723 shares of common stock outstanding as of February 14, 2012.

Name of Beneficial Owner(1)	Shares of Common Stock	Percent
Harbinger Group, Inc.(2)	7,000,000	14.77%
Chickasaw Capital Management, LLC(3)	2,960,595	6.25%
Dimensional Fund Advisors LP(3)	2,721,730	5.74%
Vanguard Group, Inc.(3)	2,369,334	5.00%
Lubar Nominees(4)	1,865,162	3.96%
Lubar Equity Fund, LLC(4)	535,471	1.14%
Lubar Family Foundation, Inc(4)	127,800	*
Barry E. Davis	1,655,919	3.51%
William W. Davis	218,945	*
Joe A. Davis	85,194	*
Stan Golemon	24,560	*
Michael J. Garberding	20,066	*
James C. Crain(5)	37,951	*
Leldon E. Echols	15,726	*
Bryan H. Lawrence	1,720,267	3.65%
Sheldon B. Lubar(4)	29,641	*
Cecil E. Martin	5,726	*
Robert F. Murchison(6)	260,803	*
All directors and executive officers as group (11 persons)	6,604,231	14.00%

*
Less than 1%.

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for Harbinger Group Inc. which is 450 Park Avenue, 30th Floor, New York, New

  York 10022; Chickasaw Capital Management, LLC which is 6075 Poplar Ave., Suite 402 Memphis, TN 38119; Dimensional Fund Advisors LP which is Palisades West, Bldg. One, 6300 Bee Cave Road, Austin, Texas 78746; Vanguard Group, Inc. which is 100 Vanguard Blvd., Malvern, PA 19355; and Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022.

(2)
As reported on schedule 13D filed with the SEC in a joint filing with Phillip Falcone,. Such persons report shared voting and dispositive power with respect to the shares.

(3)
As reported on Schedule 13G filed with the SEC.

(4)
Sheldon B. Lubar is a general partner of Lubar Nominees and a director of the manager of Lubar Equity Fund, LLC, and a governing manager of the Lubar Family Foundation, Inc., may be deemed to beneficially own the shares held by these entities.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)		(c)
Equity Compensation Plans Approved By Security Holders(1)	1,401,418	(2)	$6.99	(3)	1,157,163
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A		N/A

(1)
Our Amended and Restated Long-Term Incentive Plan was approved by our unitholders in May 2009 for the benefit of our officers, employees and directors. See Item 11, "Executive Compensation—Compensation Discussion and Analysis." The plan, as amended, provides for issuance of a total of 5,600,000 common unit options and restricted units.

(2)
The number of securities includes 949,844 restricted units that have been granted under our long-term incentive plan that have not vested

(3)
The exercise prices for outstanding options under the plan as of December 31, 2011 range from $3.11 to $37.31 per unit.

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

Relationship with Crosstex Energy, Inc.

        General.    Crosstex Energy, Inc. ("CEI") owns 16,414,830 common units, representing approximately 25.0% limited partnership interest in us as of December 31, 2011. Our general partner owns a 2.0% general partner interest in us and the incentive distribution rights. Our general partner's ability, as general partner, to manage and operate Crosstex Energy, L.P. and CEI's ownership in us effectively gives our general partner the ability to veto some of our actions and to control our management. CEI pays us for administrative and compensation costs that we incur on its behalf. During 2011, this cost reimbursement was approximately $0.07 million per month.

        Omnibus Agreement.    Concurrent with the closing of our initial public offering, we entered into an agreement with CEI and our general partner that governs potential competition among us and the other parties to the agreement. CEI agreed, for so long as our general partner or any affiliate of CEI is a general partner of our Partnership, not to engage in the business of gathering, transmitting, treating, processing, storing and marketing of natural gas and the transportation, fractionation, storing and marketing of NGLs unless it first offers us the opportunity to engage in this activity or acquire this business, and the Board , with the concurrence of its conflicts committee, elects to cause us not to pursue such opportunity or acquisition. In addition, CEI has the ability to purchase a business that has a competing natural gas gathering, transmitting, treating, processing and producer services business if the competing business does not represent the majority in value of the business to be acquired and CEI offers us the opportunity to purchase the competing operations following their acquisition. Except as provided above, CEI and its controlled affiliates are not prohibited from engaging in activities in which they compete directly with us.

Related Party Transactions

        Reimbursement of Costs by CEI.    CEI paid us $0.8 million, $0.8 million and $0.8 million during the years ended December 31, 2011, 2010, and 2009, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for CEI provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to CEI for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse us for additional support costs, including, but not limited to, consideration for rent, office support and information service support.

        GSO Crosstex Holdings LLC.    GSO Crosstex Holdings LLC owns 14,705,882 Series A Convertible Preferred Units representing limited partner interests, representing an approximate 22% limited partnership interest in us as of January 31, 2012. In connection with the sale of the Series A Convertible Preferred Units to GSO Crosstex Holdings LLC, we entered into a Board Representation Agreement by and among our general partner, CEI and GSO Crosstex Holdings LLC. Pursuant to the Board Representation Agreement, each of the Crosstex entities agreed to take all actions necessary or advisable to cause one director serving on the Board to be designated by GSO Crosstex Holdings LLC, in its sole discretion. Such designation right will terminate upon the earliest to occur of (i) GSO Crosstex Holdings LLC and its affiliates holding a number of Series A preferred units and common units issued on conversion of the Series A preferred units that is less than twenty-five percent (25%) of the number of Series A preferred units initially issued to GSO Crosstex Holdings LLC, (ii) such time as the sum of (A) the number of common units into which the Series A preferred units collectively held by GSO Crosstex Holdings LLC and its affiliates are convertible and (B) the number of the common units issuable upon conversion of the Series A preferred units which are then collectively held by GSO Crosstex Holdings LLC and its affiliates represent less than ten percent (10%) of the common units then outstanding and (iii) GSO Crosstex Holdings LLC ceasing to be an affiliate of The Blackstone Group L.P. GSO Crosstex Holdings LLC has selected D. Dwight Scott to serve as a director. GSO Crosstex Holdings LLC (or its affiliates) requires that any compensation due to Mr. Scott be paid directly to GSO Crosstex Holdings LLC (or its designee). As a result, we will pay GSO Crosstex Holdings LLC (or its designee) all cash compensation (and the cash value at the date of grant of any equity compensation) otherwise payable to Mr. Scott for his service as a director in accordance with our director compensation policies in place from time to time.

        Approval and Review of Related Party Transactions.    If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the Board or our senior management, as appropriate. If the Board is involved in the approval process, it determines whether it is advisable to refer the matter to the Conflicts Committee, as constituted under the limited partnership agreement of Crosstex Energy, L.P. The Conflicts Committee operates pursuant to its written charter and our partnership agreement. If a matter is referred to the Conflicts Committee, the Conflicts Committee obtains information regarding the proposed transaction from management and determines whether it is advisable to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the committee retains such counsel or financial advisor, it considers the advice and, in the case of a financial advisor, such advisor's opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Director Independence

        See "Item 10. Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services

Audit Fees

        The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended December 31, 2011 and December 31, 2010, review of our internal control procedures for the fiscal year ended December 31, 2011 and December 31, 2010, and the reviews of the financial statements included in our Quarterly Reports on Forms 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years was $1.4 million and $1.3 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

        KPMG did not perform any assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 that were not included in the audit fees listed above.

Tax Fees

        KPMG did not perform any tax related services for the year ended December 31, 2011. The fee for services rendered by KPMG for tax compliance, tax advice and tax planning for the year ended December 31, 2010 were $0.01 million.

All Other Fees

        KPMG did not render services to us, other than those services covered in the sections captioned "Audit Fees" and "Tax Fees" for the fiscal years ended December 31, 2011 and December 31, 2010.

Audit Committee Approval of Audit and Non-Audit Services

        All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. In 2012, the Audit Committee has not pre-approved the use of KPMG for any non-audit related services. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between Audit Committee meetings; provided that the additional services do not affect KPMG's independence under applicable Securities and Exchange Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Financial Statements and Schedules

(1)
See the Index to Financial Statements on page F-1.

(2)
See Schedule II—Valuation and Qualifying Accounts on page F-52.

(3)
Exhibits

        The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number			Description
2.1	***	—	Partnership Interest Purchase and Sale Agreement, dated as of June 9, 2009, among Crosstex Energy Services, L.P., Crosstex Energy Services GP, LLC, Crosstex CCNG Gathering, Ltd., Crosstex CCNG Transmission Ltd., Crosstex Gulf Coast Transmission Ltd., Crosstex Mississippi Pipeline, L.P., Crosstex Mississippi Gathering, L.P., Crosstex Mississippi Industrial Gas Sales, L.P., Crosstex Alabama Gathering System, L.P., Crosstex Midstream Services, L.P., Javelina Marketing Company Ltd., Javelina NGL Pipeline Ltd. and Southcross Energy LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 9, 2009, filed with the Commission on June 11, 2009, file No. 000-50067).
2.2	***	—
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
Supplemental Indenture, dated as of July 11, 2011, to the Indenture governing the Issuers' 8.875% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors names therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011, file No. 000-50067).
4.4	—
Supplemental Indenture, dated as of January 24, 2012, to the Indenture governing the Issuers' 8.875% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Well Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 24, 2012, filed with the Commission on January 25, 2012, file No. 000-50067).
4.5	—
Registration Rights Agreement, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated February 10, 2010, filed with the Commission on February 16, 2010, file No. 000-50067).
4.6	—
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
10.5	†	—	Form of Employment Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).
10.6	†	—	Form of Severance Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50067)
10.7	†	—	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007, file No. 000-50067).
10.8	†	—	Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50067).
10.9	†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to Crosstex Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50536).
10.10	†	—
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

Number			Description
10.14		—	Series A Convertible Preferred Unit Purchase Agreement, dated as of January 6, 2010, by and between Crosstex Energy, LP. and GSO Crosstex Holding LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated January 6, 2010, filed with the Commission on February 11, 2010, file No. 000-50067).
10.15		—
Amended and Restated Credit Agreement, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2010, filed with the Commission on February 16, 2010, file No. 000-50067).
10.16		—
First Amendment to Amended and Restated Credit Agreement dated as of May 2, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2011, filed with the Commission on May 3, 2011, file No. 000-50067).
10.17		—
Second Amendment to Amended and Restated Credit Agreement dated as of July 11, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011, file No. 000-50067).
10.18		—
Third Amendment to Amended and Restated Credit Agreement dated as of January 24, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2012, filed with the Commission on January 25, 2012, file No. 000-50067).
10.19	†	—
Crosstex Energy Services, L.P. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K July 1, 2011, filed with the Commission on July 1, 2011, file No. 000-50067).
10.20	*†	—	Form of Employment Agreement.
12.1	*	—	Ratio of Earnings to Fixed Charges.
21.1	*	—	List of Subsidiaries.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

Number			Description
101	**	—	The following financial information from Crosstex Energy, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011, and 2010 , (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009, (v) Consolidated Statements of Changes in Partners' Equity for the years ended December 31, 2011, 2010, and 2009 and (vi) the Notes to Consolidated Financial Statements.

*
Filed herewith.

**
Furnished herewith.

***
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2012.

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

Signature	Title	Date

/s/ BARRY E. DAVIS Barry E. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
/s/ RHYS J. BEST Rhys J. Best	Chairman of the Board	February 28, 2012
/s/ LELDON E. ECHOLS Leldon E. Echols	Director	February 28, 2012
/s/ BRYAN H. LAWRENCE Bryan H. Lawrence	Director	February 28, 2012
/s/ SHELDON B. LUBAR Sheldon B. Lubar	Director	February 28, 2012
/s/ CECIL E. MARTIN Cecil E. Martin	Director	February 28, 2012
/s/ D. DWIGHT SCOTT D. Dwight Scott	Director	February 28, 2012

Signature	Title	Date

/s/ KYLE D. VANN Kyle D. Vann	Director	February 28, 2012
/s/ MICHAEL J. GARBERDING Michael J. Garberding	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

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

        In connection with the preparation of the Partnership's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Partnership's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2011, the Partnership's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements included in this report, has issued an attestation report on the Partnership's internal control over financial reporting, a copy of which appears on page F-4 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Partners
Crosstex Energy, L.P.:

        We have audited the accompanying consolidated balance sheets of Crosstex Energy, L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crosstex Energy, L.P. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Partners
Crosstex Energy, L.P.:

        We have audited Crosstex Energy, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        In our opinion, Crosstex Energy, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 28, 2012

CROSSTEX ENERGY, L.P.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$24,143	$17,697
Accounts receivable:
Trade, net of allowance for bad debts of $405 and $163, respectively	22,680	16,217
Accrued revenues	140,023	190,726
Imbalances	1,658	2,920
Other	1,434	156
Fair value of derivative assets	2,867	5,523
Natural gas and natural gas liquids, prepaid expenses and other	9,951	9,741

Total current assets	202,756	242,980

Property and equipment:
Transmission assets	384,959	383,651
Gathering systems	656,407	623,451
Gas plants	494,365	461,865
Other property and equipment	56,976	54,743
Construction in process	55,467	20,709

Total property and equipment	1,648,174	1,544,419
Accumulated depreciation	(406,273)	(329,315)

Total property and equipment, net	1,241,901	1,215,104

Fair value of derivative assets	—	1,169
Intangible assets, net of accumulated amortization of $199,248 and $151,735, respectively	451,462	498,975
Investment in limited liability company	35,000	—
Other assets, net	24,212	26,712

Total assets	$1,955,331	$1,984,940

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Drafts payable	6,005	151
Accounts payable	14,197	15,988
Accrued gas purchases	106,232	160,909
Accrued imbalances payable	2,348	1,889
Fair value of derivative liabilities	5,587	7,980
Current portion of long-term debt	—	7,058
Accrued interest	24,918	28,843
Other current liabilities	66,065	37,802

Total current liabilities	225,352	260,620

Long-term debt	798,409	711,512
Other long-term liabilities	23,919	26,879
Deferred tax liability	7,192	7,837
Fair value of derivative liabilities	—	1,156
Commitments and contingencies	—	—
Partners' equity:
Common unitholders (50,676,945 and 50,254,875 units issued and outstanding at December 31, 2011 and 2010, respectively)	730,010	807,020
Preferred unitholders (14,705,882 units issued and outstanding at December 31, 2011 and 2010)	147,770	146,888
General partner interest (2% interest with 1,334,343 and 1,324,730 equivalent units outstanding at December 31, 2011 and 2010, respectively)	20,322	20,979
Non-controlling interest	2,860	2,908
Accumulated other comprehensive loss	(503)	(859)

Total partners' equity	900,459	976,936

Total liabilities and partners' equity	$1,955,331	$1,984,940

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Operations

	Years ended December 31,
	2011	2010	2009
	(In thousands, except per unit data)
Revenues:
Midstream	$2,013,942	$1,792,676	$1,583,551

Total revenues	2,013,942	1,792,676	1,583,551

Operating costs and expenses:
Purchased gas and NGLs	1,638,777	1,454,376	1,272,329
Operating expenses	111,778	105,060	110,394
General and administrative	52,801	48,414	59,854
(Gain) loss on sale of property	264	(13,881)	(666)
(Gain) loss on derivatives	7,776	9,100	(2,994)
Impairments	—	1,311	2,894
Depreciation and amortization	125,284	111,551	119,088

Total operating costs and expenses	1,936,680	1,715,931	1,560,899

Operating income	77,262	76,745	22,652
Other income (expense):
Interest expense, net of interest income	(79,233)	(87,035)	(95,078)
Loss on extinguishment of debt	—	(14,713)	(4,669)
Other income	707	295	1,400

Total other expense	(78,526)	(101,453)	(98,347)

Loss from continuing operations before non-controlling interest and income taxes	(1,264)	(24,708)	(75,695)
Income tax provision	(1,126)	(1,121)	(1,790)

Loss from continuing operations before discontinued operations	(2,390)	(25,829)	(77,485)

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(1,796)
Gain on sale of discontinued operations, net of tax	—	—	183,747

Discontinued operations, net of tax	—	—	181,951

Net income (loss)	$(2,390)	$(25,829)	$104,466
Less: Net income(loss) from continuing operations attributable to the non-controlling interest	(48)	19	60

Net income (loss) attributable to Crosstex Energy, L.P.	$(2,342)	$(25,848)	$104,406

Preferred interest in net income attributable to Crosstex Energy, L.P.	$18,088	$13,750	$—

Beneficial conversion feature attributable to preferred units	$—	$22,279	$—

General partner interest in net income (loss)	$(732)	$(4,371)	$(819)

Limited partners' interest in net income (loss)	$(19,698)	$(57,506)	$105,225

Net income (loss) per limited partners' unit:
Basic common unit	$(0.38)	$(1.12)	$1.44

Diluted common unit	$(0.38)	$(1.12)	$1.40

Basic and diluted senior subordinated series D unit (see Note 7(b))	$—	$—	$8.85

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$(2,390)	$(25,829)	$104,466
Hedging (gains) losses reclassified to earnings	1,965	2,085	(2,412)
Adjustment in fair value of derivatives	(1,609)	(274)	(3,368)

Comprehensive income (loss)	(2,034)	(24,018)	98,686
Comprehensive (income) loss attributable to non-controlling interest	48	(19)	(60)

Comprehensive income (loss) attributable to Crosstex Energy, L.P.	$(1,986)	$(24,037)	$98,626

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners' Equity

Years ended December 31, 2011, 2010 and 2009

					Sr. Subordinated D Units		General Partner Interest
	Common Units		Preferred Units
									Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest
	$	Units	$	Units	$	Units	$	Units			Total
	(In thousands)
Balance, December 31, 2008	$674,564	44,909	—	—	99,942	3,875	16,805	996	3,110	3,510	797,931
Issuance of common units
Proceeds from exercise of unit options	67	2	—	—	—	—	—	—	—	—	67
Conversion of subordinated units	99,942	4,069	—	—	(99,942)	(3,875)	—	—	—	—	—
Conversion of restricted units for common units, net of units withheld for taxes	(232)	183	—	—	—	—	—	—	—	—	(232)
Capital contributions	—	—	—	—	—	—	21	7	—	—	21
Stock-based compensation	5,660	—	—	—	—	—	3,082	—	—	—	8,742
Distributions	(11,368)	—	—	—	—	—	(229)	—	—	—	(11,597)
Net income (loss)	105,225	—	—	—	—	—	(819)	—	—	60	104,466
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	(2,412)	—	(2,412)
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	(3,368)	—	(3,368)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(336)	(336)

Balance, December 31, 2009	873,858	49,163	—	—	—	—	18,860	1,003	(2,670)	3,234	893,282
Issuance of preferred units	—	—	120,785	14,706	—	—	—	—	—	—	120,785
Beneficial conversion feature attributable to preferred units	(22,279)	—	22,279	—	—	—	—	—	—	—	—
Proceeds from exercise of unit options	890	199	—	—	—	—	—	—	—	—	890
Conversion of restricted units for common units, net of units withheld for taxes	(2,659)	893	—	—	—	—	—	—	—	—	(2,659)
Capital contributions	—	—	—	—	—	—	2,807	322	—	—	2,807
Stock-based compensation	5,262	—	—	—	—	—	4,014	—	—	—	9,276
Distributions	(12,825)	—	(9,926)	—	—	—	(331)	—	—	—	(23,082)
Net income (loss)	(35,227)	—	13,750	—	—	—	(4,371)	—	—	19	(25,829)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	2,085	—	2,085
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	(274)	—	(274)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(345)	(345)

Balance, December 31, 2010	807,020	50,255	146,888	14,706	—	—	20,979	1,325	(859)	2,908	976,936
Proceeds from exercise of unit options	590	128	—	—	—	—	—	—	—	—	590
Conversion of restricted units for common units, net of units withheld for taxes	(1,798)	294	—	—	—	—	—	—	—	—	(1,798)
Capital contributions	—	—	—	—	—	—	163	9	—	—	163
Stock-based compensation	4,105	—	—	—	—	—	3,203	—	—	—	7,308
Distributions	(60,209)	—	(17,206)	—	—	—	(3,291)	—	—	—	(80,706)
Net income (loss)	(19,698)	—	18,088	—	—	—	(732)	—	—	(48)	(2,390)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	—	—	1,965	—	1,965
Adjustment in fair value of derivatives	—	—	—	—	—	—	—	—	(1,609)	—	(1,609)

Balance December 31, 2011	$730,010	50,677	$147,770	14,706	$—	—	$20,322	1,334	$(503)	$2,860	$900,459

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,390)	$(25,829)	$104,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,284	111,551	129,737
Non-cash stock-based compensation	7,308	9,276	8,742
(Gain) loss on sale of property	264	(13,881)	(184,412)
Impairments	—	1,311	2,894
Deferred tax benefit	(645)	(396)	(468)
Derivatives mark to market interest rate settlement	—	(24,160)	—
Non-cash portion of derivatives loss	761	1,136	2,184
Non-cash portion of loss on debt extinguishment	—	5,396	4,669
Interest paid-in-kind	—	(11,558)	10,134
Amortization of debt issue costs	6,462	6,680	11,812
Amortization of discount on notes	1,897	1,686	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	44,225	4,653	128,083
Natural gas and natural gas liquids, prepaid expenses and other	(1,532)	2,414	(5,300)
Accounts payable, accrued gas purchases and other accrued liabilities	(38,062)	18,908	(131,563)

Net cash provided by operating activities	143,572	87,187	80,978

Cash flows from investing activities:
Additions to property and equipment	(97,572)	(48,191)	(101,370)
Insurance recoveries on property and equipment	—	2,599	12,458
Acquisitions and asset purchases	—	—	(35,142)
Proceeds from sale of property	478	60,230	503,928
Investment in limited liability company	(35,000)	—	—

Net cash provided by (used in) investing activities	(132,094)	14,638	379,874

Cash flows from financing activities:
Proceeds from borrowings	471,250	997,412	632,807
Payments on borrowings	(393,308)	(1,144,706)	(1,050,389)
Proceeds from capital lease obligations	—	—	1,695
Payments on capital lease obligations	(3,123)	(2,385)	(2,414)
Increase (decrease) in drafts payable	5,854	(5,063)	(16,300)
Debt refinancing costs	(3,954)	(28,561)	(15,031)
Conversion of restricted units, net of units withheld for taxes	(1,798)	(2,659)	(232)
Distributions to non-controlling interest	—	(345)	(336)
Distribution to partners	(80,706)	(23,082)	(11,597)
Proceeds from issuance of preferred units	—	120,785	—
Proceeds from exercise of unit options	590	890	67
Contributions from partners	163	2,807	21

Net cash used in financing activities	(5,032)	(84,907)	(461,709)

Net increase (decrease) in cash and cash equivalents	6,446	16,918	(857)
Cash and cash equivalents, beginning of period	17,697	779	1,636

Cash and cash equivalents, end of period	$24,143	$17,697	$779

Cash paid for interest	$71,950	$66,081	$91,454
Cash paid for income taxes	$1,104	$1,688	$1,376

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(1) Organization and Summary of Significant Agreements

  (a) Description of Business

        Crosstex Energy, L.P., a Delaware limited partnership formed on July 12, 2002, is engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids (NGLs). The Partnership connects the wells of natural gas producers in the geographic areas of its gathering systems in order to gather for a fee or purchase the gas production, processes natural gas for the removal of NGLs, transports natural gas and NGLs and ultimately provides natural gas and NGLs to a variety of markets. In addition, the Partnership purchases natural gas and NGLs from producers not connected to its gathering systems for resale and markets natural gas and NGLs on behalf of producers for a fee. We recently added crude oil terminal facilities in south Louisiana to provide access for crude oil producers to the premium markets in this area.

  (b) Partnership Ownership

        Crosstex Energy GP, LLC, the general partner of the Partnership, is a direct wholly-owned subsidiary of Crosstex Energy, Inc. (CEI). As of December 31, 2011, CEI owns 16,414,830 common units in the Partnership through its wholly-owned subsidiaries. As of December 31, 2011, CEI owned 25.0% of the limited partner interests (including common and preferred interests) in the Partnership and its 2.0% of the general partner's interest.

  (c) Basis of Presentation

        The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Partnership and its wholly-owned subsidiaries. The Partnership proportionately consolidates its undivided 50.0% interest in a gas processing plant invested in by the Partnership in July 2011, and its undivided 64.29% interest in a gas plant acquired by the Partnership in November 2005 (23.85%), in May 2006 (35.42%) and June 2011 (5.02%). In accordance with FASB Accounting Standards Codification 810-10-05-8, the Partnership consolidates its joint venture interest in Crosstex DC Gathering, J.V. (CDC) as discussed more fully in Note 2(f). The consolidated operations are hereafter referred to herein collectively as the "Partnership." All material intercompany balances and transactions have been eliminated.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(2) Significant Accounting Policies (Continued)

  (c) Natural Gas and Natural Gas Liquids Inventory

        The Partnership's inventories of products consist of natural gas and NGLs. The Partnership reports these assets at the lower of cost or market.

  (d) Property, Plant, and Equipment

        Property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, NGL pipelines, natural gas processing plants and NGL fractionation plants. Gas required to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Other property and equipment is primarily comprised of computer software and equipment, furniture, fixtures, leasehold improvements and office equipment. Property, plant and equipment are recorded at cost. Repairs and maintenance are charged against income when incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. Interest costs are capitalized to property, plant and equipment during the period the assets are undergoing preparation for intended use. Interest costs totaling $0.9 million, $0.1 million and $1.1 million were capitalized for the years ended December 31, 2011, 2010 and 2009, respectively.

        Depreciation is provided using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 30 years
Gathering systems	15 - 20 years
Gas processing plants	20 years
Other property and equipment	3 - 15 years

        Depreciation expense of $77.8 million, $75.7 million and $82.4 million was recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation expense also includes the amortization of assets classified as capital lease assets.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(2) Significant Accounting Policies (Continued)

        The Partnership recorded impairments to long-lived assets of $1.3 million and $2.9 million during the years ending December 31, 2010 and 2009, respectively. See Note 3(c) for further details on the long-lived assets impaired.

  (e) Intangible Assets

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

        The following table represents the Partnership's total purchased intangible assets at years ended December 31, 2011 and 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2011
Customer relationships	$255,058	$(101,762)	$153,296
Dedicated and non-dedicated acreage	395,652	(97,486)	298,166

Total	$650,710	$(199,248)	$451,462

2010
Customer relationships	$255,058	$(86,524)	$168,534
Dedicated and non-dedicated acreage	395,652	(65,211)	330,441

Total	$650,710	$(151,735)	$498,975

        The weighted average amortization period for intangible assets is 18.0 years. Amortization expense for intangibles was approximately $47.5 million, $35.9 million and $36.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table summarizes the Partnership's estimated aggregate amortization expense for the next five years (in thousands):

2012	$44,995
2013	41,786
2014	40,578
2015	41,296
2016	41,880
Thereafter	240,927

Total	$451,462

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(2) Significant Accounting Policies (Continued)

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

  (g) Investment in Limited Liability Company

        On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners ("HEP") for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP of approximately 35.0%. In addition to the Partnership's contribution, an unrelated party also provided a capital contribution of $35.0 million for a 35.0% ownership interest in HEP with HEP management and a few private investors owning the remaining 30.0% interest. HEP owns assets and provides midstream and construction services to Eagle Ford Shale producers in south Texas. This investment in HEP is accounted for under the equity method of accounting and is reflected on the balance sheet as "Investment in limited liability company." Per the terms of the agreement, the Partnership will not recognize any income from this investment until HEP's income exceeds approximately $9.9 million on an inception to date basis due to preferred interests owned by HEP management. If HEP has losses on an inception to date basis, the Partnership will recognize 39.3% of the losses.

  (h) Other Assets

        Unamortized debt issuance costs totaling $24.2 million and $26.7 million as of December 31, 2011 and 2010, respectively, are included in other assets, net. Debt issuance costs are amortized into interest expense using the straight-line method over the terms of the debt.

  (i) Gas Imbalance Accounting

        Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Partnership had imbalance payables of $2.3 million and $1.9 million at December 31, 2011 and 2010, respectively, which approximate the fair value of these imbalances. The Partnership had imbalance receivables of $1.7 million and $2.9 million at December 31, 2011 and 2010, which are carried at the lower of cost or market value.

  (j) Asset Retirement Obligations

        FASB ASC 410-20-25-16 was issued in March 2005, which became effective at December 31, 2005. FASB ASC 410-20-25-16 clarifies that the term "conditional asset retirement obligation" as used in FASB ASC 410-20, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional,

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(2) Significant Accounting Policies (Continued)

FASB ASC 410-20-25-16 provides that a liability for the fair value of a conditional asset retirement activity should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FASB ASC 410-20-25-16 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB ASC 410-20. The Partnership did not provide any asset retirement obligations as of December 31, 2011 and 2010 because it does not have sufficient information as set forth in FASB ASC 410-20-25-16 to reasonably estimate such obligations, and the Partnership has no current intention of discontinuing use of any significant assets.

  (k) Revenue Recognition

        The Partnership recognizes revenue for sales or services at the time the natural gas or NGLs are delivered or at the time the service is performed. The Partnership generally accrues one month of sales and the related gas purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates. The Partnership's purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the consolidated statement of operations in accordance with FASB ASC 605-45-45-1. Except for fee based arrangements, the Partnership acts as the principal in these purchase and sale transactions, has the risk and reward of ownership as evidenced by title transfer, schedules the transportation and assumes credit risk. We conduct "off-system" gas marketing operations as a service to producers on systems that we do not own. We refer to these activities as part of energy trading activities. In some cases, we earn an agency fee from the producer for arranging the marketing of the producer's natural gas. In other cases, we purchase the natural gas from the producer and enter into a sales contract with another party to sell the natural gas. The revenue and cost of sales for these activities are included in revenue on a net basis in the consolidated statement of operations.

        The Partnership accounts for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).

  (l) Derivatives

        The Partnership uses derivatives to hedge against changes in cash flows related to product price, as opposed to their use for trading purposes. FASB ASC 815 requires that all derivatives be recorded on the balance sheet at fair value. We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative's fixed contract price and the underlying market price at the determination date. The asset or liability related to the derivative instruments is recorded on the balance sheet in fair value of derivative assets or liabilities.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(2) Significant Accounting Policies (Continued)

derivatives are recognized in revenues, and realized gains and losses on interest hedge derivatives are recorded as adjustments to interest expense. Settlements of derivatives are included in cash flows from operating activities.

  (m) Comprehensive Income (Loss)

        Comprehensive income includes net income (loss) and other comprehensive income, which includes unrealized gains and losses on derivative financial instruments. Pursuant to FASB ASC 815, the Partnership records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

  (n) Legal Costs Expected to be Incurred in Connection with a Loss Contingency

        Legal costs incurred in connection with a loss contingency are expensed as incurred.

  (o) Concentrations of Credit Risk

        Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited since the Partnership's customers represent a broad and diverse group of energy marketers and end users. In addition, the Partnership continually monitors and reviews credit exposure to its marketing counter-parties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Partnership records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Partnership had a reserve for uncollectible receivables as of December 31, 2011, 2010 and 2009 of $0.4 million, $0.2 million and $0.4 million, respectively.

        During the year ended December 31, 2011, the Partnership had only one customer that represented greater than 10.0% individually of its revenue. The customer is located in the LIG segment and represented 12.3% of the consolidated revenue for the year ended December 31, 2011. During the year ended December 31, 2010, three customers accounted for 14.5%, 10.6%, 10.2% of consolidated revenue. During the year ended December 31, 2009, one customer accounted for 12.2% of the consolidated revenue including discontinued operations. As the Partnership continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. While these customers represent a significant percentage of revenues, the loss of these customers would not have a material adverse impact on the Partnership's results of operations because the gross operating margin received from transactions with these customers are not material to the Partnership's gross operating margin.

  (p) Environmental Costs

        Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that related to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(2) Significant Accounting Policies (Continued)

assessments or clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2011, 2010 and 2009, such expenditures were not significant.

  (q) Share-Based Awards

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

	Years Ended December 31,
	2011	2010	2009
Cost of share-based compensation charged to general and administrative expense	$6,157	$7,953	$7,075
Cost of share-based compensation charged to operating expense	1,151	1,323	1,667

Total amount charged to income	$7,308	$9,276	$8,742

  (r) Recent Accounting Pronouncements

        We have reviewed recently issued accounting pronouncements that became effective during the year ended December 31, 2011, and have determined that none would have a material impact on our Consolidated Financial Statements.

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

        The revenues, operating expenses, general and administrative expenses associated directly with the sold assets, depreciation and amortization expense, Treating inventory impairment of $1.0 million during 2009, allocated Texas margin tax and an allocated interest expense related to the operations of the sold assets have been segregated from continuing operations and reported as discontinued operations for all periods. Interest expense of $34.4 million for the year ended 2009 was allocated to discontinued operations related to the debt repaid from the proceeds from the asset dispositions using

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(3) Discontinued Operations, Impairments and Dispositions (Continued)

average historical interest rates for each of the three years. The interest allocation for 2009 also included make-whole interest payments and the write-off of unamortized debt issue costs related to the debt repaid. No corporate office general and administrative expenses have been allocated to income from discontinued operations. Following are revenues and income from discontinued operations (in thousands):

Year ended December 31 2009
Midstream revenues	$327,242
Treating revenues	$45,534
Loss from discontinued operations, net of tax	$(1,796)
Gain from sale of discontinued operations, net of tax	$183,747

  (b) Other Disposition

        The Partnership disposed of assets that were not considered discontinued operations in the years ended December 31, 2010 and 2009. The 2010 disposition was related to assets in east Texas for a gain of $14.0 million. The 2009 disposition was related to the Arkoma gathering assets in Oklahoma.

  (c) Long-Lived Assets Impairments

        Impairments of $1.3 million and $2.9 million were recorded in the years ended December 31, 2010 and 2009, respectively, related to long-lived assets. Impairments during 2009 totaling $2.9 million were taken on the Bear Creek processing plant and the Vermillion treating plant to bring the fair value of the plants to a marketable value for these idle assets. The impairment in 2010 primarily relates to the write down of certain excess pipe inventory prior to its sale.

        Potential Changes in Sabine Plant during 2012.    Currently, our Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the plant. We have been unsuccessful in renewing this contract, which expires on March 1, 2012. We have an interim solution to continue to provide for fractionation of the NGLs produced by the Sabine plant. Ultimately, we plan to connect the Sabine gas supply to our Eunice plant, which can process the gas and fractionate the produced NGLs. If this processing change is made, we will likely cease operating the Sabine plant. Although we do not have specific plans at this time to relocate the Sabine plant once it is idled, we may consider it for utilization elsewhere in our operations. The net book value of the Sabine plant was $34.0 million as of December 31, 2011. If the plant is idled on a long-term basis as contemplated above, an impairment may be recorded to expense the non-recoverable costs associated with the plant's current location, which are estimated to be less than $15.0 million based on the net book value as of December 31, 2011.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt

        As of December 31, 2011 and 2010, long-term debt consisted of the following (in thousands):

	2011	2010
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2011 and December 31, 2010 was 2.9% and 4.0%, respectively	$85,000	$—
Senior unsecured notes, net of discount of $11.6 million and $13.5 million, respectively, which bear interest at the rate of 8.875%	713,409	711,512
Series B secured note assumed in the Eunice transaction, which bore interest at the rate of 9.5%	—	7,058

	798,409	718,570
Less current portion	—	(7,058)

Debt classified as long-term	$798,409	$711,512

        Maturities.    Maturities for the long-term debt as of December 31, 2011 are as follows (in thousands):

2012	$—
2013	—
2014	—
2015	—
2016	85,000
Thereafter	725,000

Subtotal	810,000
Less discount	(11,591)

Total outstanding debt	$798,409

        Credit Facility.    The Partnership made three amendments to its bank credit facility in May 2011, July 2011 and January 2012. The amendments contained the following changes:

  •
  Increased borrowing capacity from $420.0 million to $635.0 million;

  •
  Extended maturity from February 2014 to May 2016;

  •
  Increased the maximum permitted leverage ratio to 5.00 to 1.00;

  •
  Decreased the minimum consolidated interest rate coverage ratio during certain fiscal quarters;

  •
  Decreased the interest rates;

  •
  Permitted Apache Midstream LLC ("Apache") to have a first priority lien on certain assets that are the subject of a joint interest arrangement between Apache and Crosstex Permian, LLC ("Permian");

  •
  Increased the Partnership's ability to make investments in joint ventures and subsidiaries without such joint ventures and subsidiaries becoming guarantors under the credit agreement; and

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

  •
  Allowed the Partnership to use multiple banks as letter of credit issuers.

        As of December 31, 2011, there was $85.0 million of borrowing and $69.0 million in outstanding letters of credit, under the bank credit facility leaving approximately $331.0 million available for future borrowing based on a borrowing capacity of $485.0 million. Based on the January amendment to increase the credit facility borrowing capacity to $635.0 million and borrowings outstanding as of December 31, 2011, the Partnership's available borrowing would be $481.0 million.

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

        Based on our forecasted leverage ratio of 4.00 to 1.00 for 2012, we expect the margin for the interest rate and letter of credit fee to be in line with the applicable rates above. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.

        The amended credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio (as defined in the credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

certain other non-cash charges) is 5.00 to 1.00. The minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is as follows:

  •
  2.25 to 1.00 for the fiscal quarters ending March 31, 2012 through June 30, 2013;

  •
  2.50 to 1.00 for September 30, 2013 and each fiscal quarter thereafter.

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

  •
  make certain amendments to the omnibus agreement, or the Partnership's subsidiaries' organizational documents;

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

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

        Senior Unsecured Notes.    On February 10, 2010, we issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "notes") due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount (OID). Net proceeds from the sale of the notes of $689.7 million (net of transaction costs and OID), together with borrowings under the credit facility discussed above, were used to repay in full amounts outstanding under the prior bank credit facility and senior secured notes and to pay related fees, costs and expenses, including the settlement of interest rate swaps associated with the prior credit facility. Interest payments on the notes are due semi-annually in arrears in February and August.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

  •
  consolidate, merge or transfer all or substantially all of its assets;

  •
  engage in transactions with affiliates;

  •
  create unrestricted subsidiaries;

  •
  enter into sale and leaseback transactions; or

  •
  engage in certain business activities.

        The indenture provides that if the Partnership's fixed charge coverage ratio (the ratio of consolidated cash flow to fixed charges, which generally represents the ratio of adjusted EBITDA to interest charges with further adjustments as defined per the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, the Partnership will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in our partnership agreement) with respect to its preceding fiscal quarter plus a number of items, including the net cash proceeds received by the Partnership as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If the Partnership's fixed charge coverage ratio is less than 2.0 to 1.0, the Partnership will be able to pay distributions to its unitholders in an amount equal to an $80.0 million basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. The Partnership was in compliance with this ratio as of December 31, 2011.

        If the notes achieve an investment grade rating from each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, many of the covenants discussed above will terminate. Our current ratings on our bonds from Moody's Investors Service, Inc. and Standard & Poor's Rating Services are B1 and B+, respectively.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

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

        Non Guarantors.    The senior unsecured notes are jointly and severally guaranteed by each of the Partnership's current material subsidiaries (the "Guarantors"), with the exception of our regulated Louisiana subsidiaries (which may only guarantee up to $500.0 million of the Partnership's debt), CDC (our joint venture in Denton County, Texas not 100% owned by the Partnership) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership's indebtedness, including the senior unsecured notes). Guarantors may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into another company if such a sale would cause a default under the terms of the senior unsecured notes. Since certain wholly owned subsidiaries do not guarantee the senior unsecured notes, the condensed consolidating financial statements of the guarantors and non-guarantors as of and for the years ended December 31, 2011 and 2010 are disclosed below in accordance with Rule 3-10 of Regulation S-X.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

Condensed Consolidating Balance Sheets
December 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$189,410	$13,346	$—	$202,756
Property, plant and equipment, net	1,026,537	215,364	—	1,241,901
Total other assets	510,671	3	—	510,674

Total assets	$1,726,618	$228,713	$—	$1,955,331

LIABILITIES & PARTNERS' CAPITAL
Total current liabilities	$220,811	$4,541	$—	$225,352
Long-term debt	798,409	—	—	798,409
Other long-term liabilities	31,111	—	—	31,111
Partners' capital	676,287	224,172	—	900,459

Total liabilities & partners' capital	$1,726,618	$228,713	$—	$1,955,331

December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$229,997	$12,983	$—	$242,980
Property, plant and equipment, net	987,018	228,086	—	1,215,104
Total other assets	526,853	3	—	526,856

Total assets	$1,743,868	$241,072	$—	$1,984,940

LIABILITIES & PARTNERS' CAPITAL
Total current liabilities	$254,460	$6,160	$—	$260,620
Long-term debt	711,512	—	—	711,512
Other long-term liabilities	35,872	—	—	35,872
Partners' capital	742,024	234,912	—	976,936

Total liabilities & partners' capital	$1,743,868	$241,072	$—	$1,984,940

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,954,612	$86,577	$(27,247)	$2,013,942
Total operating costs and expenses	(1,925,234)	(38,693)	27,247	(1,936,680)

Operating income	29,378	47,884	—	77,262
Interest expense, net	(79,230)	(3)	—	(79,233)
Other income	707	—	—	707

Income (loss) from continuing operations before non-controlling interest and income taxes	(49,145)	47,881	—	(1,264)
Income tax provision	(1,110)	(16)	—	(1,126)
Less: Net loss attributable to non-controlling interest	—	(48)	—	(48)

Net income (loss) attributable to Crosstex Energy, L.P.	$(50,255)	$47,913	$—	$(2,342)

For the Year Ended December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,733,273	$84,028	$(24,625)	$1,792,676
Total operating costs and expenses	(1,704,250)	(36,306)	24,625	(1,715,931)

Operating income	29,023	47,722	—	76,745
Interest expense, net	(87,029)	(6)	—	(87,035)
Other loss	(14,418)	—	—	(14,418)

Income (loss) from continuing operations before non-controlling interest and income taxes	(72,424)	47,716	—	(24,708)
Income tax provision	(1,110)	(11)	—	(1,121)
Less: Net income attributable to non-controlling interest	—	19	—	19

Net income (loss) attributable to Crosstex Energy, L.P.	$(73,534)	$47,686	$—	$(25,848)

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

For the Year Ended December 31, 2009

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,541,854	$75,048	$(33,351)	$1,583,551
Total operating costs and expenses	(1,562,084)	(32,166)	33,351	(1,560,899)

Operating income (loss)	(20,230)	42,882	—	22,652
Interest expense, net	(95,078)	—	—	(95,078)
Other loss	(3,269)	—	—	(3,269)

Income (loss) from continuing operations before non-controlling interest and income taxes	(118,577)	42,882	—	(75,695)
Income tax provision	(1,770)	(20)	—	(1,790)
Income from discontinued operations, net of tax	181,951	—	—	181,951
Less: Net income attributable to non-controlling interest	—	60	—	60

Net income attributable to Crosstex Energy, L.P.	$61,604	$42,802	$—	$104,406

Condensed Consolidating Statements of Cash Flow
For the Year Ended December 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$81,883	$61,689	$—	$143,572
Net cash flows used in investing activities	$(129,806)	$(2,288)	$—	$(132,094)
Net cash flows provided by (used in) financing activities	$(5,032)	$(58,606)	$58,606	$(5,032)

For the Year Ended December 31, 2010

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$28,208	$58,979	$—	$87,187
Net cash flows provided by (used in) investing activities	$21,353	$(6,715)	$—	$14,638
Net cash flows provided by (used in) financing activities	$(84,562)	$(52,501)	$52,156	$(84,907)

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(4) Long-Term Debt (Continued)

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

(5) Other Long-Term Liabilities

        The Partnership entered into 9 and 10-year capital leases for certain compressor equipment. Assets under capital leases are summarized as follows (in thousands):

	Years ended December 31,
	2011	2010
Compression equipment	$37,199	$37,199
Less: Accumulated amortization	(10,361)	(6,910)

Net assets under capital lease	$26,838	$30,289

        The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of December 31, 2011 (in thousands):

Fiscal Year
2012 through 2016 ($4,582 annually)	$22,910
Thereafter	12,100
Less: Interest	(6,643)

Net minimum lease payments under capital lease	28,367
Less: Current portion of net minimum lease payments	(4,448)

Long-term portion of net minimum lease payments	$23,919

(6) Income Taxes

        The Partnership is generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is less than the reported amounts on the financial statements by approximately $611.1 million as of December 31, 2011. The Partnership is subject to the margin tax enacted by the state of Texas on May 1, 2006.

        The LIG entities the Partnership formed to acquire the stock of LIG Pipeline Company and its subsidiaries, are treated as taxable corporations for income tax purposes. The entity structure was formed to effect the matching of the tax cost to the Partnership of a step-up in the basis of the assets

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(6) Income Taxes (Continued)

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

	Years Ended December 31,
	2011	2010	2009
Current tax provision	$1,771	$1,517	$2,258
Deferred tax (benefit)	(645)	(396)	(468)

Income tax provision on continuing operations	1,126	1,121	1,790
Income tax provision on discontinued operations (all current)	—	—	1,136

Tax provision	$1,126	$1,121	$2,926

        A reconciliation of the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal income tax on taxable corporation at statutory rate (35%)	$199	$43	$200
State income taxes, net	927	1,078	2,726

Income tax provision	$1,126	$1,121	$2,926

        The principal component of the Partnership's net deferred tax liability is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Deferred income tax liabilities:
Property, plant, equipment, and intangible assets-current	$(501)	$(501)
Property, plant, equipment, and intangible assets-long-term	(7,192)	(7,837)

	$(7,693)	$(8,338)

Net deferred tax liability	$(7,693)	$(8,338)

        A net current deferred tax liability of $0.5 million is included in other current liabilities.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(6) Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2009	$3,124
Increases related to prior year tax positions	110
Increases related to current year tax positions	470

Balance as of December 31, 2010	$3,704
Decreases related to prior year tax positions	(8)
Increases related to current year tax positions	517

Balance as of December 31, 2011	$4,213

        Unrecognized tax benefits of $4.2 million, if recognized, would affect the effective tax rate. It is unknown when the uncertain tax position will be resolved.

        Per company accounting policy election, $0.1 million of penalties and interest related to prior year tax positions was recorded to income tax expense in 2011. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. As of December 31, 2011, tax years 2008 through 2011 remain subject to examination by the Internal Revenue Service and tax years 2007 through 2011 remain subject to examination by various state taxing authorities.

(7) Partners' Capital

  (a) Sale of Preferred Units

        On January 19, 2010, the Partnership issued approximately $125.0 million of Series A Convertible Preferred Units to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. The general partner of the Partnership made a contribution of $2.6 million in connection with the issuance to maintain its 2% general partner interest. The 14,705,882 preferred units are convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Partnership has the right to force conversion of the preferred units after three years from the issue date if (i) the daily volume-weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion, and (ii) the average daily trading volume of common units must have exceeded 250,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. The preferred units are not redeemable, but are entitled to a quarterly distribution that will be the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Such quarterly distribution may be paid in cash, in additional preferred units issued in kind or any combination thereof, provided that the distribution may not be paid in additional preferred units if the Partnership pays cash distribution on common units. During 2011 and 2010, the Partnership paid quarterly distributions on its preferred units of $17.2 million and $9.9 million, respectively. A distribution on the preferred units of $4.7 million has been declared for the three months ended December 31, 2011 and was paid in February 2012.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(7) Partners' Capital (Continued)

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

  (b) Senior Subordinated Series D Units

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

  (c) Cash Distributions

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

        Under the quarterly incentive distribution provisions, generally the Partnership's general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes distribute in excess of $0.375 per unit. Incentive distributions totaling $2.4 million and $0.1 million were earned by our general partner for the years ended December 31, 2011 and 2010, respectively. The Partnership paid annual distributions per common unit of $1.17, $0.25 and $0.25 in the years ended December 31, 2011, 2010 and 2009, respectively.

        The Partnership increased its fourth quarter distribution on its common units to $0.32 per unit which was paid February 11, 2012.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(7) Partners' Capital (Continued)

  (d) Earnings per Unit and Dilution Computations

        The Partnership had common units and preferred units outstanding during the year ended December 31, 2011 and December 31, 2010, and common units and senior subordinated series D units outstanding during the year ended December 31, 2009. The senior subordinated series D units, which converted to common units in March 2009, were considered common securities prior to conversion but were presented as a separate class of common equity because they did not participate in cash distributions during their subordination period. The senior subordinated series D units were issued in March 2007 at a discount, referred to as BCF, totaling $34.3 million to the market price of the common units they were convertible into at the end of their subordination period. Since the conversion of the senior subordinated series D units into common units was contingent until the end of their subordination period, the BCF was not recognized until the end of such subordination period when the criteria for conversion was met. The BCFs attributable to both the senior subordinated series D units and the preferred units, discussed under (a) Sale of Preferred Units above, represent non-cash distributions that are treated in the same way as a cash distribution for earnings per unit computations.

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

December 31, 2011 and 2010

(7) Partners' Capital (Continued)

of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Years Ended December 31,
	2011	2010	2009
Limited partners' interest in net income (loss)	$(19,698)	$(57,506)	$105,225

Distributed earnings allocated to:
Common units(1)	$62,238	$25,606	$11,234
Unvested restricted units	1,187	545	134
Senior subordinated series D units(2)	—	—	34,297

Total distributed earnings	$63,425	$26,151	$45,665

Undistributed earnings allocated to:
Common units(3)	$(81,616)	$(81,703)	$58,220
Unvested restricted units(3)	(1,507)	(1,954)	1,340

Total undistributed earnings (loss)	$(83,123)	$(83,657)	$59,560

Net income (loss) allocated to:
Common units	$(19,377)	$(56,097)	$69,454
Unvested restricted units	(321)	(1,409)	1,474
Senior subordinated series D units	—	—	34,297

Total limited partners' interest in net income (loss)	$(19,698)	$(57,506)	$105,225

Limited Partners' interest in income from discontinued operations:
Common units	$—	$—	$174,278
Unvested restricted units	—	—	4,034

Total income from discontinued operation(4)	$—	$—	$178,312

Basic and diluted net income (loss) per unit from continuing operations:
Common units	$(0.38)	$(1.12)	$(2.18)

Senior subordinated series D units	$—	$—	$8.85

Basic and diluted net income per unit from discontinuing operations:
Basic common unit	$—	$—	$3.62

Diluted common units	$—	$—	$3.52

Total basic and diluted net income (loss) per unit:
Basic common unit	$(0.38)	$(1.12)	$1.44

Diluted common units	$(0.38)	$(1.12)	$1.40

Senior subordinated series D units	$—	$—	$8.85

(1)
Represents distributions declared to common and subordinated unitholders.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(7) Partners' Capital (Continued)

(2)
Represents BCF recognized at end of subordination period for senior subordinated series D units.

(3)
All undistributed earnings and losses are allocated to common units and unvested restricted units during the subordination period.

(4)
Represents 98.0% for the limited partners' interest in discontinued operations.

        The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	50,590	49,960	48,161

Diluted earnings per unit:
Weighted average limited partner units outstanding	50,590	49,960	48,161
Dilutive effect of restricted units issued	—	—	433
Dilutive effect of senior subordinated units	—	—	871
Dilutive effect of exercise of options outstanding	—	—	2

Dilutive weighted average limited partner common units outstanding	50,590	49,960	49,467

Weighted average diluted senior subordinated Series D units outstanding	—	—	3,875

        All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2011 and 2010 because the limited partners were allocated a net loss in these periods.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(7) Partners' Capital (Continued)

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

	Years Ended December 31,
	2011	2010	2009
Income allocation for incentive distributions	$2,372	$99	$—
Stock-based compensation attributable to CEI's stock options and restricted shares	(3,119)	(3,906)	(2,966)
2% general partner interest in net income (loss)	15	(564)	2,147

General partner share of net income (loss)	$(732)	$(4,371)	$(819)

(8) Retirement Plans

        The Partnership sponsors a single employer 401(k) plan for employees who become eligible upon the date of hire. The plan allows for contributions to be made at each compensation calculation period based on the annual discretionary contribution rate. Contributions of $2.5 million, $2.3 million, and $3.1 million were made to the plan for the years ended December 31, 2011, 2010 and 2009, respectively.

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

  (b) Restricted Units

        A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. In addition, the restricted units will become exercisable upon a change of control of the Partnership, its general partner.

        The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(9) Employee Incentive Plans (Continued)

Therefore, plan participants will not pay any consideration for the common units they receive and the Partnership will receive no remuneration for the units. The restricted units include a tandem award that entitles the participant to receive cash payments equal to the cash distributions made by the Partnership with respect to its outstanding common units until the restriction period is terminated or the restricted units are forfeited. The restricted units granted in 2011, 2010 and 2009 generally cliff vest after three years of service.

        The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2011 is provided below:

Crosstex Energy, L.P. Restricted Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,047,374	$10.30
Granted	385,571	15.39
Vested*	(410,418)	14.48
Forfeited	(72,683)	11.72

Non-vested, end of period	949,844	$10.45

Aggregate intrinsic value, end of period (in thousands)	$15,406

*
Vested units include 116,458 units withheld for payroll taxes paid on behalf of employees.

        A summary of the restricted units' aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2011, 2010 and 2009 are provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Restricted Units:	2011	2010	2009
Aggregate intrinsic value of units vested	$6,438	$11,076	$1,023
Fair value of units vested	$5,945	$5,785	$4,158

        As of December 31, 2011, there was $5.6 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(9) Employee Incentive Plans (Continued)

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

        Unit options are generally awarded with an exercise price equal to the market price of the Partnership's common units at the date of grant. The unit options granted in 2009 generally vest based on 3 years of service (one-third after each year of service). There were no options granted in 2011 or 2010. The following weighted average assumptions were used for the Black-Scholes-Merton option-pricing model for grants in 2009:

Crosstex Energy, L.P. Unit Options Granted:	Years ended December 31, 2009
Weighted average distribution yield	—%
Weighted average expected volatility	76.2%
Weighted average risk free interest rate	2.34%
Weighted average expected life	6 years
Weighted average contractual life	10 years
Weighted average of fair value of unit options granted	$2.89

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(9) Employee Incentive Plans (Continued)

        A summary of the unit option activity for the years ended December 31, 2011, 2010 and 2009 is provided below:

	Years Ended December 31,
	2011		2010		2009
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	611,311	$6.77	882,836	$6.43	1,304,194	$30.64
Granted(a)	—	—	—	—	636,122	4.46
Issued in Exchange	—	—	—	—	344,319	4.80
Rendered in Exchange	—	—	—	—	(1,032,403)	31.34
Exercised	(128,477)	4.61	(198,725)	4.48	(2,013)	4.08
Forfeited	(31,260)	12.83	(67,183)	9.27	(328,295)	27.51
Expired	—	—	(5,617)	5.37	(39,088)	30.30

Outstanding, end of period	451,574	$6.99	611,311	$6.77	882,836	$6.43

Options exercisable at end of period	315,742	$7.42	278,214	$7.78	159,929	$12.51
Weighted average contractual term (years) end of period:
Options outstanding	7.2	—	8.2	—	8.7	—
Options exercisable	6.9	—	7.6	—	4.5	—
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,648	—	$5,350	—	$3,143	—
Options exercisable	$3,260	—	$2,463	—	$336	—

(a)
No options were granted with an exercise price less than or equal to market value at grant during 2009.

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

        A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes-Merton option pricing model at

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(9) Employee Incentive Plans (Continued)

date of grant) during the years ended December 31, 2011, 2010 and 2009 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Unit Options:	2011	2010	2009
Intrinsic value of units options exercised	$1,527	$1,470	$5
Fair value of unit options vested	$563	$764	$1,675

        As of December 31, 2011, there was $0.3 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 1 year.

  (d) Crosstex Energy, Inc.'s Restricted Stock

        The Crosstex Energy, Inc. long-term incentive plan provides for the award of restricted stock (collectively, "Awards") for up to 7,190,000 shares of Crosstex Energy, Inc.'s common stock. As of January 1, 2012, approximately 1,642,396 shares remained available under the long-term incentive plans for future issuance to participants. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Awards that are forfeited, terminated or expire unexercised become immediately available for additional awards under the long-term incentive plan.

        CEI's restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. CEI's restricted stock granted in 2011, 2010 and 2009 generally cliff vest after three years of service. A summary of the restricted stock activity which includes officers and employees of the Partnership and directors of CELP for the year ended December 31, 2011, is provided below:

Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,108,998	$8.64
Granted	617,347	9.44
Vested*	(412,185)	13.64
Forfeited	(92,809)	8.01

Non-vested, end of period	1,221,351	$7.40

Aggregate intrinsic value, end of period (in thousands)	$15,438

*
Vested units include 113,021 units withheld for payroll taxes paid on behalf of employees.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(9) Employee Incentive Plans (Continued)

        A summary of the restricted shares' aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the years ended December 31, 2011, 2010 and 2009 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Restricted Shares:	2011	2010	2009
Aggregate intrinsic value of shares vested	$3,915	$3,163	$1,038
Fair value of shares vested	$5,623	$4,388	$4,382

        As of December 31, 2011 there was $5.2 million of unrecognized compensation costs related to CEI restricted shares for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 1.9 years.

  (e) Crosstex Energy, Inc.'s Stock Options

        CEI stock options have not been granted since 2005. A summary of the stock option activity includes officers and employees of the Partnership and directors of CEI for the years ended December 31, 2011, 2010 and 2009 is provided below:

	Years Ended December 31,
	2011		2010		2009
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	37,500	$6.50	67,500	$9.54	67,500	$9.54
Forfeited	—	—	(30,000)	13.33	—	—

Outstanding, end of period	37,500	$6.50	37,500	$6.50	67,500	$9.54

Options exercisable at end of period	37,500	$6.50	37,500	$6.50	67,500	$9.54

        A summary of the share options' intrinsic value (market value in excess of exercise price at date of exercise) exercised and fair value of units vested (value per Black-Scholes-Merton option pricing model at date of grant) during the years ended December 31, 2011, 2010 and 2009 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Stock Options:	2011	2010	2009
Fair value of units vested	$—	$—	$49

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(10) Derivatives

Interest Rate Swaps

        The Partnership did have any interest rate swaps during the year ended December 31, 2011.

        The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in thousands):

	Years Ended December 31,
	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$22,405	$797
Realized losses on derivatives	(26,542)	(19,044)

Loss on interest rate swaps included in continuing operations	$(4,137)	$(18,247)

Commodity Swaps

        The Partnership manages its exposure to fluctuations in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge prices and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.

        The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include "swing swaps," "third party on-system financial swaps," "storage swaps," "basis swaps," "processing margin swaps" and "put options". Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers, and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at our processing plants relating to the option to process versus bypassing our equity gas. Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(10) Derivatives (Continued)

        The components of (gain) loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Years Ended December 31,
	2011	2010	2009
Change in fair value of derivatives that do not qualify for hedge accounting	$726	$1,003	$2,816
Realized (gains) losses on derivatives	7,015	7,955	(6,139)
Ineffective portion of derivatives qualifying for hedge accounting	(158)	142	65

Net (gains) losses related to commodity swaps	$7,583	$9,100	$(3,258)
Put option premium mark to market	193	—	—
Net losses included in income from discontinued operations	—	—	264

(Gains) losses on derivatives included in continuing operations	$7,776	$9,100	$(2,994)

        The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Fair value of derivative assets—current, designated	$151	$1
Fair value of derivative assets—current, non-designated	2,716	5,522
Fair value of derivative assets—long term, non-designated	—	1,169
Fair value of derivative liabilities—current, designated	(702)	(1,066)
Fair value of derivative liabilities—current, non-designated	(4,885)	(6,914)
Fair value of derivative liabilities—long term, non-designated	—	(1,156)

Net fair value of derivatives	$(2,720)	$(2,444)

        Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at December 31, 2011 (all gas volumes are expressed in MMBtu's and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2012. Changes in the fair value of the Partnership's mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(10) Derivatives (Continued)

comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	December 31, 2011
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(7,876)	$(551)

Total swaps designated as cash flow hedges		$(551)

Mark to Market Derivatives:*
Swing swaps (short contracts)	(1,600)	$(1)
Physical offsets to swing swap transactions (long contracts)	1,600	(6)
Basis swaps (long contracts)	5,635	1,341
Physical offsets to basis swap transactions (short contracts)	(1,116)	3,102
Basis swaps (short contracts)	(5,635)	(1,348)
Physical offsets to basis swap transactions (long contracts)	1,085	(3,282)
Processing margin hedges—liquids (short contracts)	(14,338)	(294)
Processing margin hedges—gas (long contracts)	1,620	(2,301)
Processing margin hedges—gas (short contracts)	(187)	163
Storage swap transactions (long contracts)	70	(5)
Storage swap transactions (short contracts)	(360)	462

Total mark to market derivatives		$(2,169)

*
All are gas contracts, volume in MMBtu's, except for processing margin hedges—liquids and liquids swaps (volume in gallons).

        On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of December 31, 2011 of $5.9 million would be reduced to $3.9 million due to the netting feature.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(10) Derivatives (Continued)

Impact of Cash Flow Hedges

        The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Years Ended December 31,
Increase (decrease) in Midstream revenue	2011	2010	2009
Natural gas	$—	$—	$2,156
Liquids	(2,772)	(1,733)	9,707
Realized (gain) loss included in income from discontinued operations	—	—	(759)

	$(2,772)	$(1,733)	$11,104

  Natural Gas

        As of December 31, 2011, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

  Liquids

        As of December 31, 2011, an unrealized derivative fair value net loss of $0.5 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss). Of this net amount, a $0.5 million loss is expected to be reclassified into earnings through December 2012. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
December 31, 2011.	$(2,169)	$—	$—	$(2,169)

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(11) Fair Value Measurements

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

        Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	Years Ended December 31,
	2011	2010
	Level 2	Level 2
Interest Rate Swaps	$—	$—
Commodity Swaps*	(2,720)	(2,444)

Total	$(2,720)	$(2,444)

*
Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date.

Fair Value of Financial Instruments

        The estimated fair value of the Partnership's financial instruments has been determined by the Partnership using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided below are not necessarily

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(11) Fair Value Measurements (Continued)

indicative of the amount the Partnership could realize upon the sale or refinancing of such financial instruments (in thousands).

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$798,409	$882,500	$718,570	$768,308
Obligations under capital lease	28,367	27,637	31,327	28,807

        The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

        The Partnership had $85.0 million in borrowings under its revolving credit facility included in long-term debt as of December 31, 2011 and no borrowings under this credit facility as of December 31, 2010. Borrowings under the credit facility accrue interest under a floating interest rate structure so the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of December 31, 2011 and December 31, 2010, the Partnership also had borrowings totaling $713.4 million and $711.5 million, net of discount, respectively, under senior unsecured notes with a fixed rate of 8.875% and a series B secured note with a principal amount of $7.1 million as of December 31, 2010 with a fixed rate of 9.5%. The fair value of the senior unsecured notes as of December 31, 2011 and December 31, 2010 was based on third party market quotations. The fair values of the series B secured note as of December 31, 2010 was adjusted to reflect current market interest rates for such borrowings on that date.

(12) Transactions with Related Parties

        CEI paid the Partnership $0.8 million, $0.8 million and $0.8 million during the years ended December 31, 2011, 2010 and 2009, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for CEI provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to CEI for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse us for additional support costs, including, but not limited to, consideration for rent, office support and information service support.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(13) Commitments and Contingencies

  (a) Leases—Lessee

        The Partnership has operating leases for office space, office and field equipment.

        The following table summarizes the Partnership remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in thousands):

2012	$13,191
2013	7,649
2014	5,941
2015	4,535
2016	4,469
Thereafter	5,528

$41,313

        Operating lease rental expense in the years ended December 31, 2011, 2010 and 2009, was approximately $21.9 million, $21.9 million and $30.7 million, respectively.

  (b) Employment and Severance Agreements

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

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(13) Commitments and Contingencies (Continued)

        On June 7, 2010, Formosa Plastics Corporation, Texas, Formosa Plastics Corporation America, Formosa Utility Venture, Ltd., and Nan Ya Plastics Corporation, America filed a lawsuit against Crosstex Energy, Inc., Crosstex Energy, L.P., Crosstex Energy GP, L.P., Crosstex Energy GP, LLC, Crosstex Energy Services, L.P., and Crosstex Gulf Coast Marketing, Ltd. in the 24th Judicial District Court of Calhoun County, Texas, asserting claims for negligence, res ipsa loquitor, products liability and strict liability relating to the alleged receipt by the plaintiffs of natural gas liquids into their facilities from facilities operated by the Partnership. The amended petition alleges that the plaintiffs have incurred approximately $35.0 million in damages, including damage to equipment and lost profits. The Partnership has submitted the claim to its insurance carriers and intends to vigorously defend the lawsuit. The Partnership believes that any recovery would be within applicable policy limits. Although it is not possible to predict the ultimate outcome of this matter, the Partnership does not expect that an award in this matter will have a material adverse impact on its consolidated results of operations or financial condition.

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

        The Partnership (or its subsidiaries) is defending a number of lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. The Partnership intends to appeal the matter and will post a bond to secure the judgment pending its resolution. The Partnership has accrued $2.0 million related to this matter as of December 31, 2011 and reflected the related expense in operating expenses in the fourth quarter of 2011. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

(14) Segment Information

        Identification of operating segments is based principally upon regions served. The Partnership's reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas (NTX), the pipelines and processing plants located in Louisiana (LIG) and the south Louisiana processing and NGL assets (PNGL). Segment data

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(14) Segment Information (Continued)

for the years ended December 31, 2011, 2010 and 2009 do not include assets held for sale. The Partnership's sales are derived from external domestic customers.

        The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital, debt financing costs and its investment in HEP. Profit in the corporate segment for the years ended 2010 and 2009 includes the operating activity of assets sold but not considered discontinued operations as well as intersegment eliminations.

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(14) Segment Information (Continued)

        Summarized financial information concerning the Partnership's reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Year Ended December 31, 2011:
Sales to external customers	$811,216	$332,026	$870,700	$—	$2,013,942
Sales to affiliates	128,130	100,527	40,185	(268,842)	—
Purchased gas and NGLs	(809,471)	(262,708)	(835,440)	268,842	(1,638,777)
Operating expenses	(35,434)	(48,807)	(27,537)	—	(111,778)

Segment profit	$94,441	$121,038	$47,908	$—	$263,387

Gain (loss) on derivatives	$(6,145)	$(1,896)	$265	$—	$(7,776)
Depreciation, amortization and impairments	$(13,602)	$(76,535)	$(31,271)	$(3,876)	$(125,284)
Capital expenditures	$2,820	$73,069	$25,618	$2,629	$104,136
Identifiable assets	$304,372	$1,113,431	$460,865	$76,663	$1,955,331
Year Ended December 31, 2010:
Sales to external customers	$880,336	$309,771	$602,569	$—	$1,792,676
Sales to affiliates	82,688	89,752	—	(172,440)	—
Purchased gas and NGLs	(845,627)	(240,085)	(541,104)	172,440	(1,454,376)
Operating expenses	(33,188)	(46,384)	(25,488)	—	(105,060)

Segment profit	$84,209	$113,054	$35,977	$—	$233,240

Loss on derivatives	$(3,664)	$(5,352)	$(84)	$—	$(9,100)
Depreciation, amortization and impairments	$(12,308)	$(64,458)	$(31,661)	$(4,435)	$(112,862)
Capital expenditures	$9,930	$31,678	$5,871	$1,907	$49,386
Identifiable assets	$330,199	$1,107,279	$493,143	$54,319	$1,984,940
Year Ended December 31, 2009
Sales to external customers	$830,248	$439,265	$297,872	$16,166	$1,583,551
Sales to affiliates	63,581	70,141	—	(133,722)	—
Purchased gas and NGLs	(792,991)	(352,762)	(250,060)	123,484	(1,272,329)
Operating expenses	(27,550)	(49,379)	(30,991)	(2,474)	(110,394)

Segment profit	$73,288	$107,265	$16,821	$3,454	$200,828

Gain (loss) on derivatives	$(467)	$2,289	$1,172	$—	$2,994
Depreciation, amortization and impairments	$(12,996)	$(65,956)	$(35,284)	$(7,746)	$(121,982)
Capital expenditures	$30,992	$43,289	$7,973	$1,153	$83,407
Identifiable assets	$341,495	$1,168,182	$505,155	$54,349	$2,069,181

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(14) Segment Information (Continued)

        The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Years ended December 31,
	2011	2010	2009
Segment profits	$263,387	$233,240	$200,828
General and administrative expenses	(52,801)	(48,414)	(59,854)
Gain (loss) on derivatives	(7,776)	(9,100)	2,994
Gain (loss) on sale of property	(264)	13,881	666
Depreciation, amortization and impairments	(125,284)	(112,862)	(121,982)

Operating income	$77,262	$76,745	$22,652

CROSSTEX ENERGY, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011 and 2010

(15) Quarterly Financial Data (Unaudited)

        Summarized unaudited quarterly financial data is presented below.

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
2011:
Revenues(1)	$489,770	$525,735	$517,498	$480,939	$2,013,942
Operating income	$19,983	$22,890	$16,249	$18,140	$77,262
Net income (loss) attributable to the non-controlling interest	$(54)	$(52)	$(23)	$81	$(48)
Net income (loss) attributable to the Crosstex Energy, L.P.	$128	$1,667	$(2,736)	$(1,401)	$(2,342)
Preferred interest in net income (loss) attributable to Crosstex Energy, L.P.	$4,265	$4,559	$4,558	$4,706	$18,088
General partner interest in net income (loss)	$(522)	$(111)	$(76)	$(23)	$(732)
Limited partners' interest in net income (loss) attributable to Crosstex Energy, L.P.	$(3,615)	$(2,781)	$(7,218)	$(6,084)	$(19,698)
Loss per limited partner unit-basic	$(0.07)	$(0.05)	$(0.14)	$(0.12)	$(0.38)
Loss per limited partner unit-diluted	$(0.07)	$(0.05)	$(0.14)	$(0.12)	$(0.38)
2010:
Revenues	$468,658	$442,048	$454,735	$427,235	$1,792,676
Operating income	$24,598	$17,591	$16,731	$17,825	$76,745
Net income (loss) attributable to the non-controlling interest	$(35)	$10	$13	$31	$19
Net loss attributable to the Crosstex Energy, L.P.	$(17,328)	$(2,468)	$(3,668)	$(2,384)	$(25,848)
Preferred interest in net loss attributable to Crosstex Energy, L.P.	$3,125	$3,125	$3,676	$3,824	$13,750
Beneficial conversion feature attributable to preferred units	$22,279	$—	$—	$—	$22,279
General partner interest in net loss	$(1,496)	$(1,279)	$(820)	$(776)	$(4,371)
Limited partners' interest in net loss attributable to Crosstex Energy, L.P.	$(41,236)	$(4,314)	$(6,524)	$(5,432)	$(57,506)
Loss per limited partner unit-basic	$(0.81)	$(0.08)	$(0.13)	$(0.11)	$(1.12)
Loss per limited partner unit-diluted	$(0.81)	$(0.08)	$(0.13)	$(0.11)	$(1.12)

(1)
The Partnership determined that revenues and purchased gas costs related to a new gas purchase arrangement were improperly classified as energy trading activities resulting in the netting of revenue and purchased gas which should have been shown on a gross basis in its previously-issued financial statements for the three months ended March 31, 2011 and June 30, 2011. As a result, both revenues and purchased gas were understated by $39.5 million and $29.6 million for the three months ended March 31, 2011 and June 30, 2011, respectively. The revenue numbers for both March 31, 2011 and June 30, 2011 properly reflect this adjustment. There is no impact on operating income.

Schedule II

CROSSTEX ENERGY, L.P.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2011 Allowance for doubtful accounts	$163	$1,346	$1,104	$405
Year ended December 31, 2010 Allowance for doubtful accounts	$410	$395	$642	$163
Year ended December 31, 2009 Allowance for doubtful accounts	$3,655	$1,070	$4,315	$410