Form 10-Q
period 2012-06-30
CROSSTEX ENERGY LP
filed 2012-08-07
CIK 1179060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

As of July 27, 2012, the Registrant had 61,022,866 common units outstanding.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,959	$24,143
Restricted cash (1)	245,100	—
Accounts receivable:
Trade, net of allowance for bad debt of $362 and $405, respectively	37,258	22,680
Accrued revenue and other	103,622	143,115
Fair value of derivative assets	6,680	2,867
Natural gas and natural gas liquids, prepaid expenses and other	22,860	9,951
Total current assets	420,479	202,756
Property and equipment, net of accumulated depreciation of $445,795 and $406,273, respectively	1,285,968	1,241,901
Fair value of derivative assets	1,604	—
Intangible assets, net of accumulated amortization of $224,729 and $199,248, respectively	425,981	451,462
Investment in limited liability company	87,250	35,000
Other assets, net	22,953	24,212
Total assets	$2,244,235	$1,955,331

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and other	$27,887	$22,550
Accrued gas purchases	76,787	106,232
Fair value of derivative liabilities	2,839	5,587
Current portion of long-term debt (1)	250,000	—
Other current liabilities	45,162	66,065
Accrued interest	27,036	24,918
Total current liabilities	429,711	225,352
Long-term debt	762,357	798,409
Other long-term liabilities	22,383	23,919
Deferred tax liability	6,941	7,192
Fair value of derivative liabilities	7	—
Commitments and contingencies	—	—
Partners’ equity	1,022,836	900,459

Total liabilities and partners’ equity	$2,244,235	$1,955,331

(1) See Footnote 2 - 2022 Notes for additional information.

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per unit amounts)
Revenues	$351,194	$525,735	$722,903	$1,015,505
Operating costs and expenses:
Purchased gas and NGLs	260,890	429,177	532,846	829,111
Operating expenses	30,571	27,913	58,378	52,957
General and administrative	12,965	12,643	27,928	24,399
Gain on sale of property	(406)	(60)	(504)	(80)
(Gain) loss on derivatives	(4,905)	1,536	(2,736)	4,957
Depreciation and amortization	32,870	31,636	65,048	61,289
Total operating costs and expenses	331,985	502,845	680,960	972,633
Operating income	19,209	22,890	41,943	42,872
Other income (expense):
Interest expense, net of interest income	(21,320)	(20,676)	(40,703)	(40,444)
Other income (expenses)	11	(241)	25	(129)
Total other expense	(21,309)	(20,917)	(40,678)	(40,573)
Income (loss) before non-controlling interest and income taxes	(2,100)	1,973	1,265	2,299
Income tax provision	(411)	(358)	(835)	(611)
Net income (loss)	(2,511)	1,615	430	1,688
Less: Net loss attributable to the non-controlling interest	(71)	(52)	(109)	(107)
Net income (loss) attributable to Crosstex Energy, L.P.	$(2,440)	$1,667	$539	$1,795
Preferred interest in net income attributable to Crosstex Energy, L.P.	$4,853	$4,559	$9,706	$8,824
General partner interest in net income (loss)	$(40)	$(111)	$(111)	$(633)
Limited partners’ interest in net loss attributable to Crosstex Energy, L.P.	$(7,253)	$(2,781)	$(9,056)	$(6,396)
Net loss attributable to Crosstex Energy, L.P. per limited partners’ unit:
Basic and diluted per common unit	$(0.13)	$(0.05)	$(0.17)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Net income (loss)	$(2,511)	$1,615	$430	$1,688
Hedging (gains) losses reclassified to earnings	71	701	425	1,089
Adjustment in fair value of derivatives	1,796	(138)	1,757	(1,535)
Comprehensive income (loss)	(644)	2,178	2,612	1,242
Comprehensive loss attributable to non-controlling interest	71	52	109	107
Comprehensive income (loss) attributable to Crosstex Energy, L.P.	$(573)	$2,230	$2,721	$1,349

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Changes in Partners’ Equity

Six Months Ended June 30, 2012

							Accumulated
					General Partner		Other
	Common Units		Preferred Units		Interest		Comprehensive	Non-Controlling
	$	Units	$	Units	$	Units	Income (loss)	Interest	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2011	$730,010	50,677	$147,770	14,706	$20,322	1,334	$(503)	$2,860	$900,459
Issuance of common units	158,014	10,120	—	—	3,362	207	—	—	161,376
Proceeds from exercise of unit options	203	40	—	—	—	—	—	—	203
Conversion of restricted units for common units, net of units withheld for taxes	(980)	172	—	—	—	—	—	—	(980)
Capital contributions	—	—	—	—	87	4	—	—	87
Stock-based compensation	2,662	—	—	—	2,331	—	—	—	4,993
Distributions	(33,694)	—	(9,559)	—	(2,661)	—	—	—	(45,914)
Net income (loss)	(9,056)	—	9,706	—	(111)	—	—	(109)	430
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	425	—	425
Adjustment in fair value of derivatives	—	—	—	—	—	—	1,757	—	1,757
Balance, June 30, 2012	$847,159	61,009	$147,917	14,706	$23,330	1,545	$1,679	$2,751	$1,022,836

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$430	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,048	61,289
Gain on sale of property	(504)	(80)
Deferred tax benefit	(250)	(250)
Non-cash stock-based compensation	4,993	3,995
Non-cash portion of derivatives (gain) loss	(5,975)	828
Amortization of debt issue costs	1,321	4,065
Amortization of discount on notes	948	948
Equity in loss of limited liability company	—	236
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	24,906	(10,638)
Natural gas and natural gas liquids, prepaid expenses and other	(8,971)	(5,403)
Accounts payable, accrued gas purchases and other accrued liabilities	(29,655)	8,478
Net cash provided by operating activities	52,291	65,156
Cash flows from investing activities:
Additions to property and equipment	(90,046)	(49,643)
Proceeds from sale of property	632	107
Investment in limited liability company	(52,250)	(35,000)
Net cash used in investing activities	(141,664)	(84,536)
Cash flows from financing activities:
Proceeds from borrowings	548,500	277,250
Payments on borrowings	(335,500)	(232,308)
Increase in restricted cash	(245,100)	—
Payments on capital lease obligations	(1,536)	(1,509)
Increase (decrease) in drafts payable	(5,985)	3,165
Debt refinancing costs	(4,962)	(3,792)
Conversion of restricted units, net of units withheld for taxes	(980)	(1,740)
Issuance of common units	158,014	—
Distribution to partners	(45,914)	(37,589)
Proceeds from exercise of unit options	203	392
Contributions from general partner	3,449	145
Net cash provided by financing activities	70,189	4,014
Net decrease in cash and cash equivalents	(19,184)	(15,366)
Cash and cash equivalents, beginning of period	24,143	17,697
Cash and cash equivalents, end of period	$4,959	$2,331
Cash paid for interest	$36,252	$35,936
Cash paid for income taxes	$784	$752

See accompanying notes to condensed consolidated financial statements.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

(b) Investment in Limited Liability Company

On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2012, the Partnership made an additional capital contribution of $52.3 million to HEP related to HEP’s acquisition of substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.  The Partnership owns 30.6 percent of HEP and accounts for this investment under the equity method of accounting. This investment is reflected on the balance sheet as “Investment in limited liability company.”

(c) Potential Changes in use of Sabine Plant during 2012

Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the Sabine plant.  The primary term of the contract expired on June 30, 2012 and is currently renewed on a month-to-month basis.  The Partnership will negotiate with this third-party to try to establish a long-term fractionation agreement. If this third-party ceases to fractionate the produced NGLs from the Sabine plant and the Partnership is unsuccessful in determining another alternative for our Sabine customers, the Partnership will cease operation of the Sabine plant.  Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize it elsewhere in its operations.  The net book value of the Sabine plant was $46.4 million (including $13.3 million of intangible assets attributable to customer relationships) as of June 30, 2012.  If the plant is idled on a long-term basis, an impairment may be recorded to expense the non-recoverable costs associated with the plant’s current location, which are estimated to be approximately $27.0 million based on the net book value as of June 30, 2012.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(d) Clearfield Acquisition

On July 2, 2012, the Partnership, through a wholly-owned subsidiary, completed its previously announced acquisition of all of the issued and outstanding common stock of Clearfield Energy, Inc. and Clearfield Energy’s wholly-owned subsidiaries (collectively, “Clearfield”). Clearfield is a well-established crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia. Clearfield’s business includes crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet, and brine water disposal wells.

The Partnership paid approximately $210.0 million in cash for the acquisition and the purchase was funded from restricted cash that resulted from the senior notes offering in May 2012. The assets associated with this acquisition will be included in a new reporting segment that will be referred to as Ohio River Valley. Pro-forma financial statements for the Clearfield acquisition are available on our amended Current Report on Form 8-K/A filed on August 1, 2012.

(2) Long-Term Debt

As of June 30, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2012 and December 31, 2011 was 3.33% and 2.9%, respectively	$48,000	$85,000
Senior unsecured notes (due 2018), net of discount of $10.6 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	714,357	713,409
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250,000	—
	1,012,357	798,409
Less current portion	(250,000)	—
Debt classified as long-term	$762,357	$798,409

Credit Facility.  As of June 30, 2012, there was $57.6 million in outstanding letters of credit and $48.0 million borrowed under the Partnership’s bank credit facility, leaving approximately $529.4 million available for future borrowing based on the borrowing capacity of $635.0 million.

In January, 2012, the Partnership amended its credit facility.  This amendment increased its borrowing capacity from $485.0 million to $635.0 million and amended certain terms under the facility to provide additional financial flexibility during the remaining four-year term of the facility.

In May 2012, the Partnership amended its credit facility.  The amendment to the Partnership’s credit facility, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

measurement periods after closing the Clearfield acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

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

2022 Notes.  On May 24, 2012, the Partnership issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  The Partnership placed into escrow the net proceeds of $245.1 million from the offering of the 2022 Notes pending completion of the Clearfield acquisition. The net proceeds are classified as restricted cash as of June 30, 2012 and the 2022 Notes are classified as current debt as of June 30, 2012. Upon closing of the Clearfield acquisition on July 2, 2012, the 2022 Notes were reclassified as long term debt and the restricted cash was used to fund the Clearfield acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon natural gas liquids pipeline expansion.

The Partnership may redeem up to 35% of the 2022 Notes at any time prior to June 1, 2015 with the cash proceeds from equity offerings at a redemption price of 107.125% of the principal amount of the 2022 Notes (plus accrued and unpaid interest to the redemption date).

Prior to June 1, 2017, the Partnership may redeem all or a part of the 2022 Notes at the redemption price equal to the sum of the principal amount thereof, plus a make-whole premium at the redemption date, plus accrued and unpaid interest to the redemption date.

On or after June 1, 2017, the Partnership may redeem all or a part of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.563% for the twelve-month period beginning on June 1, 2017, 102.375% for the twelve-month period beginning on June 1, 2018, 101.188% for the twelve-month period beginning on June 1, 2019 and 100.000% for the twelve-month period beginning on June 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2022 Notes.

Under the terms of the indenture governing the 2022 Notes agreement, repurchase offer obligations would be triggered by a change of control combined with a ratings decline on the notes. All other material terms of the senior unsecured notes are described in footnote 4 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

Non-Guarantors.  All senior unsecured notes are jointly and severally guaranteed by each of the Partnership’s current material subsidiaries (the “Guarantors”), with the exception of its regulated Louisiana subsidiaries (which may only guarantee up to $500.0 million of the Partnership’s debt), CDC (the Partnership’s joint venture in Denton County, Texas which is not 100% owned by the Partnership) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership’s indebtedness, including the senior unsecured notes). Guarantors may not sell or otherwise dispose of all or substantially all of their properties or assets, or consolidate with or merge into another company if such a sale would cause a default under the terms of the senior unsecured notes. Since certain wholly owned subsidiaries do not guarantee the senior unsecured notes, the condensed consolidating financial statements of the guarantors and non-guarantors for the three and six months ended June 30, 2012 and 2011 are disclosed below in accordance with Rule 3-10 of Regulation S-X. Comprehensive income (loss) is not included in the condensed consolidating statements of operations of the guarantors and non-guarantors for the three and six months ended June 30, 2012 and 2011 as these amounts are not considered material.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets

June 30, 2012

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Total current assets	$405,623	$14,856	$—	$420,479
Property, plant and equipment, net	1,076,248	209,720	—	1,285,968
Total other assets	537,788	—	—	537,788
Total assets	$2,019,659	$224,576	$—	$2,244,235

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$424,239	$5,472	$—	$429,711
Long-term debt	762,357	—	—	762,357
Other long-term liabilities	29,331	—	—	29,331
Partners’ capital	803,732	219,104	—	1,022,836
Total liabilities & partners’ capital	$2,019,659	$224,576	$—	$2,244,235

December 31, 2011

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(In thousands)
ASSETS
Total current assets	$189,410	$13,346	$—	$202,756
Property, plant and equipment, net	1,026,537	215,364	—	1,241,901
Total other assets	510,671	3	—	510,674
Total assets	$1,726,618	$228,713	$—	$1,955,331

LIABILITIES & PARTNERS’ CAPITAL
Total current liabilities	$220,811	$4,541	$—	$225,352
Long-term debt	798,409	—	—	798,409
Other long-term liabilities	31,111	—	—	31,111
Partners’ capital	676,287	224,172	—	900,459
Total liabilities & partners’ capital	$1,726,618	$228,713	$—	$1,955,331

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2012

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$336,828	$22,200	$(7,834)	$351,194
Total operating costs and expenses	(330,072)	(9,747)	7,834	(331,985)
Operating income	6,756	12,453	—	19,209
Interest expense, net	(21,320)	—	—	(21,320)
Other income	11	—	—	11
Income (loss) before non-controlling interest and income taxes	(14,553)	12,453	—	(2,100)
Income tax provision	(408)	(3)	—	(411)
Net loss attributable to non-controlling interest	—	71	—	71
Net income (loss) attributable to Crosstex Energy, L.P.	$(14,961)	$12,521	$—	$(2,440)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2011

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$511,104	$21,957	$(7,326)	$525,735
Total operating costs and expenses	(499,421)	(10,750)	7,326	(502,845)
Operating income	11,683	11,207	—	22,890
Interest expense, net	(20,676)	—	—	(20,676)
Other expense	(241)	—	—	(241)
(Loss) income before non-controlling interest and income taxes	(9,234)	11,207	—	1,973
Income tax provision	(354)	(4)	—	(358)
Net income attributable to non-controlling interest	—	52	—	52
Net (loss) income attributable to Crosstex Energy, L.P.	$(9,588)	$11,255	$—	$1,667

For the Six Months Ended June 30, 2012

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(In thousands)

Total revenues	$693,981	$44,477	$(15,555)	$722,903
Total operating costs and expenses	(677,659)	(18,856)	15,555	(680,960)
Operating income	16,322	25,621	—	41,943
Interest expense, net	(40,646)	(57)	—	(40,703)
Other income	25	—	—	25
Income (loss) before non-controlling interest and income taxes	(24,299)	25,564	—	1,265
Income tax provision	(828)	(7)	—	(835)
Net loss attributable to non-controlling interest	—	109	—	109
Net income (loss) attributable to Crosstex Energy, L.P.	$(25,127)	$25,666	$—	$539

For the Six Months Ended June 30, 2011

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(in thousands)

Total revenues	$986,044	$43,860	$(14,399)	$1,015,505
Total operating costs and expenses	(967,573)	(19,459)	14,399	(972,633)
Operating income	18,471	24,401	—	42,872
Interest expense, net	(40,444)	—	—	(40,444)
Other expense	(129)	—	—	(129)
(Loss) income before non-controlling interest and income taxes	(22,102)	24,401	—	2,299
Income tax provision	(603)	(8)	—	(611)
Net loss attributable to non-controlling interest	—	107	—	107
Net (loss) income attributable to Crosstex Energy, L.P.	$(22,705)	$24,500	$—	$1,795

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2012

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$20,468	$31,823	$—	$52,291
Net cash flows used in investing activities	$(141,037)	$(627)	$—	$(141,664)
Net cash flows provided by (used in) financing activities	$70,189	$(30,626)	$30,626	$70,189

For the Six Months Ended June 30, 2011

	Guarantors	Non-Guarantors	Elimination	Consolidated
	(In thousands)
Net cash flows provided by operating activities	$33,900	$31,256	$—	$65,156
Net cash flows used in investing activities	$(82,176)	$(2,360)	$—	$(84,536)
Net cash flows provided by (used in) financing activities	$4,014	$(28,217)	$28,217	$4,014

(3) Other Long-term Liabilities

Prior to January 1, 2011, the Partnership entered into 9 and 10-year capital leases for certain equipment. Assets under capital leases as of June 30, 2012 are summarized as follows (in thousands):

Compressor equipment	$37,199
Less: Accumulated amortization	(12,087)
Net assets under capital leases	$25,112

The following are the minimum lease payments to be made in each of the following years indicated for the capital leases in effect as of June 30, 2012 (in thousands):

2012	$2,291
2013 through 2016 ($4,582 annually)	18,328
Thereafter	12,100
Less: Interest	(5,888)
Net minimum lease payments under capital lease	26,831
Less: Current portion of net minimum lease payments	(4,448)
Long-term portion of net minimum lease payments	$22,383

(4) Partners’ Capital

(a) Issuance of Common Units

On May 15, 2012, we issued 10,200,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million.  In addition, Crosstex Energy GP, LLC made a general partner contribution of $3.4 million in connection with the issuance to maintain its 2% general partner interest. The net proceeds from the common units offering were used for general partnership purposes.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(b) Cash Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or the indentures governing our 2022 Notes and our 8 7/8% senior unsecured notes due 2018 (“2018 Notes” and, together with the 2022 Notes, “all senior unsecured notes”), the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter.

The Partnership’s first quarter 2012 distribution on its common and preferred units of $0.33 per unit was paid on May 15, 2012. The Partnership declared its second quarter 2012 distribution on its common and preferred units of $0.33 per unit to be paid on August 14, 2012.

(c) Earnings per Unit and Dilution Computations

The Partnership had common units and preferred units outstanding during the three and six months ended June 30, 2012 and June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Limited partners’ interest in net loss	$(7,253)	$(2,781)	$(9,056)	$(6,396)
Distributed earnings allocated to:
Common units (1)(2)	$18,021	$15,691	$34,804	$30,316
Unvested restricted units (1)(2)	359	286	698	585
Total distributed earnings	$18,380	$15,977	$35,502	$30,901
Undistributed loss allocated to:
Common units	$(25,148)	$(18,374)	$(43,699)	$(36,605)
Unvested restricted units	(485)	(384)	(859)	(692)
Total undistributed loss	$(25,633)	$(18,758)	$(44,558)	$(37,297)
Net loss allocated to:
Common units	$(7,127)	$(2,683)	$(8,895)	$(6,289)
Unvested restricted units	(126)	(98)	(161)	(107)
Total limited partners’ interest in net loss	$(7,253)	$(2,781)	$(9,056)	$(6,396)
Basic and diluted net loss per unit:
Basic and diluted common unit	$(0.13)	$(0.05)	$(0.17)	$(0.12)

(1)          Three months ended June 30, 2012 represents a declared distribution of $0.33 per unit payable on August 14, 2012.  Six months ended June 30, 2012 represents distributions paid of $0.33 per unit and distributions declared of $0.33 payable August 14, 2012.

(2)          Three months ended June 30, 2011 represents a declared distribution of $0.31 per unit paid on August 12, 2011. Six months ended June 30, 2011 represents distributions paid of $0.29 per unit and distributions declared of $0.31 paid August 12, 2011.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted weighted average units outstanding:
Weighted average limited partner common units outstanding	55,998	50,563	53,427	50,518

All common unit equivalents were antidilutive in the three and six months ended June 30, 2012 and June 30, 2011 because the limited partners were allocated net losses in these periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income allocation for incentive distributions	$1,130	$599	$2,108	$997
Stock-based compensation attributable to CEI’s restricted shares	(1,144)	(759)	(2,276)	(1,700)
2% general partner interest in net income (loss)	(26)	49	57	70
General partner share of net loss	$(40)	$(111)	$(111)	$(633)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of share-based compensation charged to general and administrative expense	$2,179	$1,540	$4,353	$3,266
Cost of share-based compensation charged to operating expense	316	265	640	729
Total amount charged to income	$2,495	$1,805	$4,993	$3,995

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(b)  Restricted Units

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2012 is provided below:

	Six Months Ended June 30, 2012
Crosstex Energy, L.P. Restricted Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	949,844	$10.45
Granted	352,912	16.53
Vested*	(232,700)	6.91
Forfeited	(13,954)	12.73
Non-vested, end of period	1,056,102	$13.23
Aggregate intrinsic value, end of period (in thousands)	$17,320

* Vested units include 60,401 units withheld for payroll taxes paid on behalf of employees.

The Partnership issued restricted units in 2012 to officers and other employees. These restricted units typically vest at the end of three years and are included in the restricted units outstanding and the current share-based compensation cost calculations at June 30, 2012.

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2012 and 2011 are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, L.P. Restricted Units:	2012	2011	2012	2011
Aggregate intrinsic value of units vested	$280	$1,870	$3,806	$6,109
Fair value of units vested	$281	$2,383	$1,608	$5,556

As of June 30, 2012, there was $7.6 million of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

(c)  Unit Options

A summary of the unit option activity for the six months ended June 30, 2012 is provided below:

	Six Months Ended June 30, 2012
		Weighted
	Number of	Average
Crosstex Energy, L.P. Unit Options:	Units	Exercise Price
Outstanding, beginning of period	451,574	$6.99
Exercised	(40,246)	5.06
Forfeited	(10,433)	16.34
Outstanding, end of period	400,895	$6.95
Options exercisable at end of period	334,326
Weighted average contractual term (years) end of period:
Options outstanding	6.7
Options exercisable	6.5
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$4,201
Options exercisable	$3,508

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units exercised (value per Black-Scholes-Merton option pricing model at date of grant) during the three and six months ended June 30, 2012 and June 30, 2011 are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, L.P. Unit Options:	2012	2011	2012	2011
Intrinsic value of unit options exercised	$67	$479	$478	$985
Fair value of unit options vested	$—	$236	$277	$561

As of June 30, 2012, there was $0.1 million of unrecognized compensation cost related to non-vested unit options. That cost is expected to be recognized over a weighted average period of 0.5 years.

(d)      Crosstex Energy, Inc.’s Restricted Stock

CEI’s restricted shares are valued at their fair value at the date of grant which is equal to the market value of the common stock on such date. A summary of the restricted share activities for the six months ended June 30, 2012 is provided below:

	Six Months Ended
	June 30, 2012
Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,221,351	$7.40
Granted	454,146	13.28
Vested*	(244,195)	5.18
Forfeited	(18,850)	8.60
Non-vested, end of period	1,412,452	$9.66
Aggregate intrinsic value, end of period (in thousands)	$19,774

* Vested shares include 58,247 shares withheld for payroll taxes paid on behalf of employees.

CEI issued restricted shares in 2012 to officers and other employees. These restricted shares typically vest at the end of three years and are included in restricted shares outstanding and the current share-based compensation cost calculations at June 30, 2012.

A summary of the restricted shares’ aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the three and six months ended June 30, 2012 and June 30, 2011 are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Crosstex Energy, Inc. Restricted Shares:	2012	2011	2012	2011
Aggregate intrinsic value of shares vested	$391	$1,111	$3,127	$3,689
Fair value of shares vested	$260	$2,391	$1,266	$5,281

As of June 30, 2012 there was $7.6 million of unrecognized compensation costs related to CEI non-vested restricted shares. The cost is expected to be recognized over a weighted average period of 1.6 years.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

(e)       Crosstex Energy, Inc.’s Stock Options

CEI stock options have not been granted to officers or employees of the Partnership since 2005. There are 37,500 CEI stock options vested and exercisable at June 30, 2012.

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

The components of (gain) loss on derivatives in the condensed consolidated statements of operations relating to commodity swaps are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Change in fair value of derivatives that do not qualify for hedge accounting	$(7,095)	$(825)	$(5,913)	$730
Realized losses on derivatives	2,213	2,368	3,238	4,128
Ineffective portion of derivatives qualifying for hedge accounting	(23)	(101)	(61)	(82)
Net (gains) losses related to commodity swaps	$(4,905)	$1,442	$(2,736)	$4,776
Put option premium mark to market	—	94	—	181
(Gains) losses on derivatives	$(4,905)	$1,536	$(2,736)	$4,957

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	June 30,	December 31,
	2012	2011

Fair value of derivative assets — current, designated	$1,568	$151
Fair value of derivative assets — current, non-designated	5,112	2,716
Fair value of derivative assets — long term, designated	125	—
Fair value of derivative assets — long term, non-designated	1,479	—
Fair value of derivative liabilities — current, designated	—	(702)
Fair value of derivative liabilities — current, non-designated	(2,839)	(4,885)
Fair value of derivative liabilities — long term, non-designated	(7)	—
Net fair value of derivatives	$5,438	$(2,720)

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets as of June 30, 2012 (all gas volumes are expressed in MMBtu’s and liquids volumes are expressed in gallons). The remaining term of the contracts extend no later than December 2013 for derivatives. Changes in the fair value of the Partnership’s mark to market derivatives are recorded in earnings in the period the transaction is entered into. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	June 30, 2012
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(5,705)	$1,693
Total swaps designated as cash flow hedges		$1,693

Mark to Market Derivatives:*
Swing swaps (long contracts)	419	$3
Physical offsets to swing swap transactions (short contracts)	(419)	—
Swing swaps (short contracts)	(4,588)	(35)
Physical offsets to swing swap transactions (long contracts)	4,588	—

Basis swaps (long contracts)	2,501	(30)
Physical offsets to basis swap transactions (short contracts)	(2,501)	5,189
Basis swaps (short contracts)	(2,501)	15
Physical offsets to basis swap transactions (long contracts)	2,501	(6,624)

Third-party on-system swaps (long contracts)	155	—
Physical offsets to third-party on-system swap transactions (short contracts)	(155)	(22)

Processing margin hedges — liquids (short contracts)	(9,064)	4,210
Processing margin hedges — gas (long contracts)	1,188	(1,035)
Processing margin hedges — gas (short contracts)	(187)	240

Liquids swaps - non-designated (short contracts)	(4,393)	1,471

Storage swap transactions — gas (long contracts)	210	116
Storage swap transactions — gas (short contracts)	(290)	62
Storage swap transactions — liquids inventory (long contracts)	1,470	(25)
Storage swap transactions — liquids inventory (short contracts)	(4,830)	210

Total mark to market derivatives		$3,745

*                 All are gas contracts, volume in MMBtu’s, except for liquids swaps (designated or non-designated) and processing margin hedges - liquids (volume in gallons).

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements (ISDAs) with its counterparties. If the Partnership’s counterparties failed to perform under existing swap contracts entered into under these ISDAs, the Partnership’s maximum loss as of June 30, 2012 of $13.5 million would be reduced to $12.1 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

Impact of Cash Flow Hedges

The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the condensed consolidated statements of operations is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Increase (Decrease) in Midstream Revenue	2012	2011	2012	2011
Liquids realized loss included in Midstream revenue	$407	$(1,048)	$395	$(1,708)

Natural Gas

As of June 30, 2012, the Partnership has no balances in accumulated other comprehensive income related to natural gas.

Liquids

As of June 30, 2012, an unrealized derivative fair value net gain of $1.7 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income. Of that amount, a net gain of $1.6 million is expected to be reclassified into earnings through June 2013. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected in the above table.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
June 30, 2012	$2,272	$1,473	$—	$3,745

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

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2012	December 31, 2011
	Level 2	Level 2
Commodity Swaps*	$5,438	$(2,720)
Total	$5,438	$(2,720)

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

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Fair value of 2022 Notes classified as current debt	$250,000	$246,720	$—	$—
Long-term debt	$762,357	$816,500	$798,409	$882,500
Obligations under capital lease	$26,831	$28,847	$28,367	$27,637

The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $48.0 million in borrowings under its revolving credit facility included in long-term debt as of June 30, 2012 and $85.0 million at December 31, 2011. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of June 30, 2012 and December 31, 2011, the Partnership also had borrowings totaling $714.4 million and $713.4 million, net of discount, respectively, under the 2018 Notes with a fixed rate of 8.875% and $250.0 million as of June 30, 2012 under the 2022 Notes with a fixed rate of 7.125%.  The fair value of all senior unsecured notes as of June 30, 2012 and December 31, 2011 was based on Level 1 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

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

At times, the Partnership’s gas-utility and common carrier subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain. As a result, the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership’s gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

The Partnership (or its subsidiaries) is defending lawsuits filed by owners of property located near processing facilities or compression facilities constructed by the Partnership as part of its systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas.  In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million.  The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution.  The Partnership has accrued $2.0 million related to this matter and reflected the related

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

expense in operating expenses in the fourth quarter of 2011.  Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.

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

The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist primarily of property and equipment, including software, for general corporate support, working capital, debt financing costs, its investment in HEP, and as of June 30, 2012, $245.1 million in restricted cash. (See note 2 in these notes to condensed consolidated financial statements for additional discussion of the restricted cash.)

Summarized financial information concerning the Partnership’s reportable segments is shown in the following table.

	LIG	NTX	PNGL	Corporate	Totals
	(In thousands)
Three Months Ended June 30, 2012:
Sales to external customers	$121,479	$61,236	$168,479	$—	$351,194
Sales to affiliates	$60,415	$17,227	$40,243	$(117,885)	$—
Purchased gas and NGLs	$(153,601)	$(31,457)	$(193,717)	$117,885	$(260,890)
Operating expenses	$(8,759)	$(14,144)	$(7,668)	$—	$(30,571)
Segment profit	$19,534	$32,862	$7,337	$—	$59,733
Gain (loss) on derivatives	$4,541	$(153)	$517	$—	$4,905
Depreciation, amortization and impairments	$(3,182)	$(21,009)	$(8,069)	$(610)	$(32,870)
Capital expenditures	$1,886	$20,295	$30,255	$1,076	$53,512
Identifiable assets	$279,140	$1,086,299	$498,888	$379,908	$2,244,235
Three Months Ended June 30, 2011:
Sales to external customers	$219,479	$87,813	$218,443	$—	$525,735
Sales to affiliates	23,728	21,295	207	(45,230)	—
Purchased gas and NGLs	(211,417)	(64,360)	(198,630)	45,230	(429,177)
Operating expenses	(8,902)	(12,108)	(6,903)	—	(27,913)
Segment profit	$22,888	$32,640	$13,117	$—	$68,645
(Loss) gain on derivatives	$(1,269)	$(377)	$110	$—	$(1,536)
Depreciation, amortization and impairments	$(4,026)	$(18,744)	$(7,828)	$(1,038)	$(31,636)
Capital expenditures	$1,129	$16,807	$5,555	$715	$24,206
Identifiable assets	$326,149	$1,112,750	$492,919	$73,652	$2,005,470
Six Months Ended June 30, 2012:
Sales to external customers	$268,177	$125,917	$328,809	$—	$722,903
Sales to affiliates	133,225	$48,711	$85,787	$(267,723)	$—
Purchased gas and NGLs	(342,822)	$(81,478)	$(376,269)	$267,723	$(532,846)
Operating expenses	(16,696)	$(27,295)	$(14,387)	$—	$(58,378)
Segment profit	$41,884	$65,855	$23,940	$—	$131,679
Gain (loss) on derivatives	$4,643	$(2,416)	$509	$—	$2,736
Depreciation, amortization and impairments	$(6,335)	$(41,442)	$(16,028)	$(1,243)	$(65,048)
Capital expenditures	$1,888	$33,451	$45,917	$1,536	$82,792
Identifiable assets	$279,140	$1,086,299	$498,888	$379,908	$2,244,235
Six Months Ended June 30, 2011:
Sales to external customers	$424,397	$168,779	$422,329	$—	$1,015,505
Sales to affiliates	46,050	42,880	692	(89,622)	—
Purchased gas and NGLs	(406,920)	(127,519)	(384,294)	89,622	(829,111)
Operating expenses	(16,969)	(23,460)	(12,528)	—	(52,957)
Segment profit	$46,558	$60,680	$26,199	$—	$133,437
(Loss) gain on derivatives	$(3,954)	$(1,094)	$91	$—	$(4,957)
Depreciation, amortization and impairments	$(7,168)	$(36,464)	$(15,541)	$(2,116)	$(61,289)
Capital expenditures	$2,679	$35,011	$9,636	$1,202	$48,528
Identifiable assets	$326,149	$1,112,750	$492,919	$73,652	$2,005,470

CROSSTEX ENERGY, L.P.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment profits	$59,733	$68,645	$131,679	$133,437
General and administrative expenses	(12,965)	(12,643)	(27,928)	(24,399)
Gain (loss) on derivatives	4,905	(1,536)	2,736	(4,957)
Gain on sale of property	406	60	504	80
Depreciation, amortization and impairments	(32,870)	(31,636)	(65,048)	(61,289)
Operating income	$19,209	$22,890	$41,943	$42,872

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

We have recorded a loss of approximately $8.5 million during the six months ended June 30, 2012 on the Delivery Contract.  We currently expect that we will record an additional loss of approximately $8.5 million to $10.5 million on the Delivery Contract for the remainder of the year ending December 31, 2012.  This estimate is based on forward prices, basis spreads and other market assumptions as of June 30, 2012. These assumptions are subject to change if market conditions change during the remainder of 2012, and actual results under the Delivery Contract in 2012 could be substantially different from our current estimates, which may result in a greater loss than currently estimated.

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

Our general and administrative expenses are dictated by the terms of our partnership agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, fees, services, and other transaction costs related to acquisitions, and all other expenses necessary or appropriate to the conduct of business and allocable to us. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.

Recent Developments

Credit Facility. In January 2012, we amended our credit facility.  This amendment increased our borrowing capacity from $485.0 million to $635.0 million and amended certain terms in the facility to provide additional financial flexibility during the remaining four-year term of the facility as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2012, we amended our credit facility.  The amendment to our credit facility, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly measurement periods after closing the Clearfield Acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

Issuance of Common Units. On May 15, 2012, we issued 10,200,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million.  In addition, Crosstex Energy GP, LLC made a general partner contribution of $3.4 million in connection with the issuance to maintain its 2% general partner interest. The net proceeds from the common unit offering were used for general partnership purposes.

2022 Notes.  On May 24, 2012, we issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  We placed into escrow the net proceeds of $245.1 million from the offering of the 2022 Notes pending completion of the Clearfield acquisition. The net proceeds are classified as restricted cash as of June 30, 2012 and the 2022 Notes are classified as current debt as of June 30, 2012. Upon closing of the Clearfield acquisition on July 2, 2012, the 2022 Notes were reclassified as long term debt and the restricted cash was used to fund the acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon natural gas liquids pipeline expansion.

Investment in Limited Liability Company.  On June 22, 2011, we entered into a limited liability agreement with Howard Energy Partners (“HEP”) for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2012, we made an additional capital contribution of $52.3 million to HEP related to HEP’s acquisition of substantially all of Meritage Midstream Services’ natural gas gathering assets in south Texas. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers.  We own 30.6 percent of HEP and account for this investment under the equity method of accounting. This investment is reflected on the balance sheet as “Investment in limited liability company.”

Clearfield Acquisition.  On July 2, 2012, we completed our previously announced acquisition of all of the issued and outstanding common stock of Clearfield Energy, Inc. and Clearfield Energy’s wholly-owned subsidiaries (collectively, “Clearfield”). Clearfield is a crude oil, condensate and water services company with operations in Ohio, Kentucky and West Virginia.

Clearfield’s assets include a 4,500-barrel-per-hour crude oil barge loading terminal on the Ohio River, a 28,000-barrel-per day crude oil rail loading terminal on the Ohio Central Railroad network, and approximately 200 miles of crude oil pipelines in Ohio and West Virginia.  The assets also include 500,000 barrels of above ground storage, six existing brine water disposal wells with two under development and an extensive fleet of trucks.  In addition, Clearfield owns more than 2,500 miles of unused right of way.

The Partnership paid approximately $210.0 million in cash for the acquisition and the acquisition was funded from restricted cash that resulted from the 2022 Notes offering. The assets associated with this acquisition will be included in a new reporting segment that will be referred to as Ohio River Valley. Pro-forma financial statements for the Clearfield acquisition are available on the Partnership’s amended Current Report on Form 8-K/A filed on August 1, 2012.

Riverside Fractionation Facility Expansion.  On May 7, 2012, the Partnership announced its plans to increase its capacity to transload crude oil from rail cars to both barges and pipeline at its Riverside fractionation facility in southern Louisiana from approximately 4,500 barrels of crude oil per day to approximately 15,000 barrels of crude per day.  The Phase I modification of the Riverside facility, which allowed crude as well as NGLs to be transloaded from rail to barge, was operational in January 2012.  The Phase II development at the Riverside facility will include new storage tank facilities, upgraded pipeline connections and improved barge delivery capabilities on the Mississippi River.  Construction of the Phase II expansion project at Riverside began in late June 2012 and is expected be operational in the first quarter of 2013.  The expansion project is expected to cost approximately $16 million.  The Partnership has entered into a long-term agreement, which supports the expansion.

Non-GAAP Financial Measures

We include the following non-generally accepted accounting principles, or non-GAAP, financial measures: Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, stock-based compensation, costs related to acquisitions, (gain) loss on noncash derivatives, and minority interest; less gain on sale of property. Adjusted EBITDA is used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following table provides a reconciliation of net (loss) income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)

Net (loss) income attributable to Crosstex Energy, L.P.	$(2.4)	$1.7	$0.5	$1.8
Interest expense	21.3	20.7	40.7	40.4
Depreciation and amortization	32.9	31.6	65.0	61.3
Gain on sale of property	(0.4)	(0.1)	(0.5)	(0.1)
Stock-based compensation	2.5	1.8	5.0	4.0
Other (a)	(5.2)	(0.3)	(3.5)	1.6
Adjusted EBITDA	$48.7	$55.4	$107.2	$109.0

(a) Includes financial derivatives marked-to-market; income taxes; minority interest; and acquisition costs.

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

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)

Total gross operating margin	$90.3	$96.6	$190.1	$186.4

Add (deduct):
Operating expenses	(30.6)	(27.9)	(58.4)	(53.0)
General and administrative expenses	(13.0)	(12.6)	(27.9)	(24.4)
Gain on sale of property	0.4	0.1	0.5	0.1
Gain (loss) on derivatives	4.9	(1.5)	2.7	(5.0)
Depreciation and amortization	(32.9)	(31.8)	(65.0)	(61.2)
Operating income	$19.1	$22.9	$42.0	$42.9

Results of Operations

Set forth in the table below is certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue minus cost of purchased gas and NGLs as reflected in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)

LIG Segment
Revenues	$181.9	$243.2	$401.4	$470.4
Purchased gas and NGLs	(153.6)	(211.4)	(342.8)	(406.9)
Total gross operating margin	$28.3	$31.8	$58.6	$63.5
NTX Segment
Revenues	$78.5	$109.1	$174.6	$211.7
Purchased gas and NGLs	(31.5)	(64.4)	(81.5)	(127.5)
Total gross operating margin	$47.0	$44.7	$93.1	$84.2
PNGL Segment
Revenues	$208.7	$218.7	$414.6	$423.0
Purchased gas and NGLs	(193.7)	(198.6)	(376.3)	(384.3)
Total gross operating margin	$15.0	$20.1	$38.3	$38.7
Corporate
Revenues	$(117.9)	$(45.2)	$(267.7)	$(89.6)
Purchased gas and NGLs	117.9	45.2	267.7	89.6
Total gross operating margin	$—	$—	$—	$—
Total
Revenues	$351.2	$525.8	$722.9	$1,015.5
Purchased gas and NGLs	(260.9)	(429.2)	(532.8)	(829.1)
Total gross operating margin	$90.3	$96.6	$190.1	$186.4

Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	802,000	923,000	851,000	931,000
Processing (MMBtu/d)	249,000	236,000	256,000	247,000
NTX
Gathering and Transportation (MMBtu/d)	1,188,000	1,184,000	1,184,000	1,119,000
Processing (MMBtu/d)	351,000	269,000	334,000	243,000
PNGL
Processing (MMBtu/d)	833,000	881,000	854,000	901,000
NGL Fractionation (Gals/d)	1,320,000	1,145,000	1,251,000	1,139,000

Commercial Services (MMBtu/d)	11,000	85,000	12,000	99,000

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Gross Operating Margin. Gross operating margin was $90.3 million for the three months ended June 30, 2012 compared to $96.6 million for the three months ended June 30, 2011, a decrease of $6.3 million, or 6.5%. The decrease was primarily due to gross operating margin declines in the processing business due to a less favorable NGL market.  The decrease was partially offset by gross operating margins generated from increased gathering and processing activity in our north Texas region. The following provides additional details regarding this change in gross operating margin:

•                        The NTX segment had gross operating margin improvement of $2.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. An increase in throughput volume on the gathering and transmission assets in north Texas due to the Benbrook and Fossil Creek expansion projects was the primary contributor to a gross operating margin increase of $1.7 million. The north Texas processing plants also had a gross operating margin increase of $0.4 million for the comparable periods due to increased supply from the expansion projects which offset the negative margin impact caused by less favorable NGL markets during 2012 as compared to the same period in 2011.  In addition, the Permian Basin commenced gas processing facilities, which came online in the first quarter of 2012 and contributed $1.7 million to gross operating margin. These increases were partially offset by an increase in losses of $1.6 million on the Delivery Contract discussed more fully under “Overview”.

•                  The PNGL segment had a gross operating margin decrease of $5.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The weaker processing environment contributed to a significant decline in the gross operating margins for processing plants during the three months ended June 30, 2012.  Overall, the south Louisiana processing plants reported a combined gross operating margin decrease of approximately $6.0 million. This decrease was partially offset by our new crude oil terminal activity in south Louisiana, which contributed $1.0 million to PNGL’s gross operating margin during the three months ended June 30, 2012.

•                        The LIG segment contributed a decrease in gross operating margin of $3.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The weaker processing environment contributed to a significant decline in the gross operating margins for our processing activities during the three months ended June 30, 2012. Gross operating margins decreased by $1.1 million from our Plaquemine and Gibson plants and decreased by $5.5 million from gas processed for our account by a third-party processor between periods. These decreases were partially offset by an increase in gross operating margins of $3.1 million on the LIG gathering and transmission assets.

Operating Expenses. Operating expenses were $30.6 million for the three months ended June 30, 2012 compared to $27.9 million for the three months ended June 30, 2011, an increase of $2.7 million, or 9.5%. The increase is primarily a result of the following:

•                  our labor and benefits expense increased by $0.8 million related to an increase in employee headcount for activity related to project expansions in the North Texas segment, including the Permian Basin processing facilities, and the PNGL segment which was offset by a $0.7 million decrease in bonus expense;

•                  our materials, supplies and contractor cost increased by $2.0 million related to compressor overhauls and required maintenance activities performed in 2012;

•                  our fees and services increased by $0.6 million related to litigation costs and project expansion activities;

•                  our ad valorem tax expense increased by $0.2 million due to project expansions; and

•                  our lease expense decreased by $0.4 million related to decreased use of leased compressors.

General and Administrative Expenses. General and administrative expenses were $13.0 million for the three months ended June 30, 2012 compared to $12.6 million for the three months ended June 30, 2011, an increase of $0.3 million, or 2.5%. The increase is primarily due to the following:

•                  our salaries and wages increased by $0.5 million due to an increase in headcount offset by a decrease of $2.3 million in bonus expense;

•                  our bad debt expense increased by $0.3 million;

•                  our stock based compensation expense increased by $0.6 million; and

•                  our fees and services increased by $1.4 million primarily related to closing the Clearfield acquisition and diligence.

Gain/Loss on Derivatives. We had a gain on derivatives of $4.9 million for the three months ended June 30, 2012 compared to a loss of $1.5 million for the three months ended June 30, 2011. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Three Months Ended June 30,
	2012		2011
	Total	Realized	Total	Realized
Basis swaps	$1.2	$1.5	$0.4	$0.4
Processing margin hedges	(4.4)	0.7	1.3	2.0
Other	(1.7)	—	(0.2)	—
Net (gains) losses related to commodity swaps	$(4.9)	$2.2	$1.5	$2.4

Depreciation and Amortization. Depreciation and amortization expenses were $32.9 million for the three months ended June 30, 2012 compared to $31.6 million for the three months ended June 30, 2011, an increase of $1.2 million, or 3.9%. The increase includes $1.6 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with our gathering system in North Texas. In addition, depreciation decreased by $0.4 million due primarily to accelerated depreciation on abandoned projects in 2011 offset by net additions to assets placed in service during 2012.

Interest Expense. Interest expense was $21.3 million for the three months ended June 30, 2012 compared to $20.7 million for the three months ended June 30, 2011, an increase of $0.6 million, or 2.9%. Net interest expense consists of the following (in millions):

	Three Months Ended
	June 30,
	2012	2011

Senior notes	$18.0	$16.6
Bank credit facility	1.3	1.3
Amortization of debt issue costs	1.8	2.5
Other	0.2	0.3
Total	$21.3	$20.7

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Gross Operating Margin. Gross operating margin was $190.1 million for the six months ended June 30, 2012 compared to $186.4 million for the six months ended June 30, 2011, an increase of $3.7 million, or 2.0%. The increase was due to increased gross operating margins from our gathering and transmission assets partially offset by declines in margins from our processing activities due to less favorable NGL markets during 2012. The following provides additional details regarding this change in gross operating margin:

•                       The NTX segment had a gross operating margin increase of $9.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. An increase in throughput volume on the gathering and transmission assets in north Texas due to the Benbrook and Fossil Creek expansion projects was the primary contributor to a gross operating margin increase of $6.2 million. The north Texas processing plants also had a gross operating margin increase of $2.8 million for the comparable periods due to increased supply from the expansion projects. In addition, the gas processing facilities located in the Permian Basin contributed $2.5 million to gross operating margin. These increases were partially offset by an increase in losses of $2.5 million on the Delivery Contract discussed more fully under “Overview.”

•                       The PNGL segment had a decrease in gross operating margin of $0.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The weaker processing environment during the second quarter of 2012 contributed to a decline in the gross operating margins for processing activities during the six months ended June 30, 2012. Overall, the south Louisiana processing plants reported a combined gross operating margin decrease of approximately $4.7 million between periods.  This decrease was partially offset by an increase of $2.5 million in gross operating margin from our NGL fractionation and marketing activity. The primary contributor to the gross operating margin increase from our NGL activities was $2.9 million from the Eunice fractionator which was restarted in mid-2011. The PNGL segment also includes our new crude terminal activity in south Louisiana which contributed $1.8 million to the PNGL’s gross operating margin for the six months ended June 30, 2012.

•                       The LIG segment had a gross operating margin decrease of $4.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The weaker processing environment during the second quarter of 2012 contributed to a decline in the gross operating margins for processing activities during the six months ended June 30, 2012. Gross operating margins decreased by $0.3 million from our Plaquemine and Gibson plants and decreased by $9.8 million from gas processed for our account by a third-party processor between periods.  These decreases were partially offset by an increase in gross operating margins of $5.1 million on the LIG gathering and transmission assets.

Operating Expenses. Operating expenses were $58.4 million for the six months ended June 30, 2012 compared to $53.0 million for the six months ended June 30, 2011, an increase of $5.4 million, or 10.2%. The increase is primarily a result of the following:

•                  our labor and benefits expense increased by $1.7 million related to an increase in employee headcount for activities related to project expansions in the North Texas segment, including the Permian Basin processing facilities, and the PNGL segment, which was partially offset by a $1.3 million reduction in bonus expense;

•                  our materials, supplies and contractor cost increased by $2.8 million related to compressor overhauls and required maintenance activities performed in 2012;

•                  our fees and services increased by $1.0 million related to litigation costs and project expansion activities;

•                  our ad valorem tax expense increased by $0.9 million due to project expansions; and

•                  our lease expense decreased by $0.6 million related to decreased use of leased compressors.

General and Administrative Expenses. General and administrative expenses were $27.9 million for the six months ended June 30, 2012 compared to $24.4 million for the six months ended June 30, 2011, an increase of $3.5 million, or 14.5%. The increase is primarily a result of the following:

•                  our salaries, wages, and benefits increased by $1.6 million due to an increase in headcount offset by a decrease of $2.2 million in bonus expense;

•                  our stock based compensation expense increased by $1.0 million; and

•                  our fees and services increased by $2.5 million related to legal and other professional fees of which $1.3 million relates to our recent Clearfield acquisition.

Gain/Loss on Derivatives. Gain on derivatives was $2.7 million for the six months ended June 30, 2012 compared to a loss of $5.0 million for the six months ended June 30, 2011. The derivative transaction types contributing to the net loss are as follows (in millions):

	Six Months Ended June 30,
	2012		2011
	Total	Realized	Total	Realized
Basis swaps	$3.5	$2.2	$1.0	$1.1
Processing margin hedges	(4.2)	1.6	4.0	3.2
Other	(2.0)	(0.6)	—	(0.2)
Net (gains) losses related to commodity swaps	$(2.7)	$3.2	$5.0	$4.1

Depreciation and Amortization. Depreciation and amortization expenses were $65.0 million for the six months ended June 30, 2012 compared to $61.3 million for the six months ended June 30, 2011, an increase of $3.7 million, or 6.1%. The increase includes $3.4 million due to intangible amortization related to the downward revision in future estimated throughput volumes attributable to the dedicated acreage purchased with our gathering system in North Texas.  In addition, depreciation expense increased $0.3 million primarily due to an increase of assets placed in service during 2012.

Interest Expense. Interest expense was $40.7 million for the six months ended June 30, 2012 compared to $40.4 million for the six months ended June 30, 2011. Net interest expense consists of the following (in millions):

	Six Months Ended
	June 30,
	2012	2011

Senior notes	$34.1	$33.1
Bank credit facility	4.5	2.5
Amortization and write off of debt issue costs	2.5	4.1
Other	(0.4)	0.7
Total	$40.7	$40.4

Critical Accounting Policies

Information regarding the Partnership’s Critical Accounting Policies is included in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $52.3 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $65.2 million for six months ended June 30, 2011. Income before non-cash income and expenses and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011

Income before non-cash income and expenses	$66.0	$72.7
Changes in working capital	$(13.7)	$(7.6)

The decrease in cash flow from income before non-cash income and expenses of $6.7 million resulted from a decrease in gross operating margin from six months ended June 30, 2012 compared to six months ended June 30, 2011.

Cash Flows from Investing Activities. Net cash used in investing activities was $141.7 million for the six months ended June 30, 2012 and $84.5 million for the six months ended June 30, 2011. Our primary investing outflows were capital expenditures, net of accrued amounts, as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
Growth capital expenditures	$83.4	$44.4
Maintenance capital expenditures	6.6	5.2
Investment in limited liability company	52.3	35.0
Total	$142.3	$84.6

Cash Flows from Financing Activities. Net cash provided by financing activities was $70.2 million for the six months ended June 30, 2012 and $4.0 million for the six months ended June 30, 2011. Our primary financing activities consist of the following (in millions):

	Six Months Ended
	June 30,
	2012	2011
Net (repayments) borrowings on bank credit facility	$(37.0)	$52.0
2022 Notes borrowings	250.0	—
Series B senior secured note repayment	—	(7.1)
Net repayments under capital lease obligations	(1.5)	(1.5)
Debt refinancing costs	(5.0)	(3.8)
Common unit offerings	158.0	—
Increase in restricted cash	(245.1)	—

Distributions to unitholders and our general partner also represent a primary use of cash in financing activities. Total cash distributions made during the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
Common units	$33.7	$28.3
Preferred units	9.5	8.1
General partner interest (including incentive distribution rights)	2.7	1.2
Total	$45.9	$37.6

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our credit facility. We borrow money under our credit facility to fund checks as they are presented. As of June 30, 2012, we had approximately $529.4 million of available borrowing capacity under our credit facility. Changes in drafts payable for the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
(Decrease) increase in drafts payable	$(6.0)	$3.2

Working Capital. We had a working capital deficit of $9.2 million as of June 30, 2012.  Changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles.  A large volume of our revenues are collected and a large volume of our gas purchases are paid near each month end or the first few days of the following month.  As such, receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments.  During times of significant construction accounts payable balances also include construction related invoices which negatively impact working capital until paid from long-term funds. In addition, although we strive to minimize the amount of time and volumes that our natural gas and NGLs are kept in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and due to changes in natural gas and NGL prices. Working capital also includes our mark to market derivative assets and liabilities associated with our commodity derivatives which may fluctuate significantly due to the changes in natural gas and NGL prices.

Potential Changes in Operations During 2012.  Currently, the Partnership’s Sabine plant has a contract with a third-party to fractionate the raw-make NGLs produced by the plant.  The primary term of the contract expired on June 30, 2012 and is currently renewed on a month-to-month basis.  The Partnership will negotiate with this third-party to establish a long-term fractionation agreement.  If this third-party ceases to fractionate the produced NGLs from the Sabine plant after June 30, 2012 and the Partnership is unsuccessful in determining another alternative for its Sabine customers, the Partnership will cease operation of the Sabine plant.  Although the Partnership does not have specific plans at this time to relocate the Sabine plant if it is idled, the Partnership may utilize it elsewhere in its operations.  The net book value of the Sabine plant was $46.4 million (including $13.3 million of intangible assets attributable to customer relationships) as of June 30, 2012.  If the plant is idled on a long-term basis, an impairment may be recorded to expense the non-recoverable costs associated with the plant’s current location, which are estimated to be approximately $27.0 million based on the net book value as of June 30, 2012.

The Partnership has a gas gathering contract with a major producer in our North Texas assets that is set to expire on August 31, 2012 and will be on a month-to-month basis beginning September 1, 2012.  We are negotiating with this producer to continue to provide gathering services on a long-term basis but we anticipate that such future gathering services, if any, will be provided at lower rates and volumes than currently under contract. Gross operating margins from this producer were $11.0 million for the six months ended June 30, 2012. In the event production on this system is significantly reduced due to the expiration of this contract, we will be able to reduce operating expenses to support the reduced operations although such cost reductions will not cover the margin decline.

Recently, a slurry filled sinkhole developed near our 36 inch pipeline in Napoleonville, Louisiana.  Because of the proximity of the slurry to our system, we isolated and shut in a portion of the pipeline. The shut in will impact approximately 149,000 MMBtu/d of supply to the river markets.  We have notified our customers and they have made arrangements to secure supply to avoid disruptions in this area.  At this time, we are still assessing the financial impact.

Capital Requirements. During the six months ended June 30, 2012, capital investments were $142.3 million (including $52.3 million related to HEP), which were funded by internally generated cash flow and from borrowings under our credit facility. Our remaining 2012 projected capital spend for growth capital includes approximately $388.0 million related to project and acquisition expenditures which include $210.0 million for the Clearfield acquisition completed on July 2, 2012 and $111.5 million for Cajun-Sibon NGL pipeline expansion. We expect to fund the growth capital expenditures from the proceeds of borrowing under our bank credit facility and from other debt and equity sources.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of June 30, 2012.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of June 30, 2012 is as follows (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations (1)	$975.0	$250.0	$—	$—	$—	$—	$725.0
Bank credit facility	48.0	—	—	—	—	48.0	—
Interest payable on fixed long-term debt obligations	563.7	41.4	82.2	82.2	82.2	82.2	193.5
Capital lease obligations	32.8	2.3	4.6	4.6	4.6	4.6	12.1
Operating lease obligations	33.5	4.0	8.5	6.2	4.7	3.9	6.2
Purchase obligations	3.3	3.3	—	—	—	—	—
Uncertain tax position obligations	4.6	4.6	—	—	—	—	—
Total contractual obligations	$1,660.9	$305.6	$95.3	$93.0	$91.5	$138.7	$936.8

(1) See note 2 in these notes to condensed consolidated financial statements.

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis.

The interest payable under the Partnership’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.  However, given the same borrowing amount and rates in effect at June 30, 2012, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $1.6 million per year or $0.8 million for the remainder of 2012.

Indebtedness

As of June 30, 2012 and December 31, 2011, long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2012 and December 31, 2011 was 3.33% and 2.9%, respectively	$48.0	$85.0
Senior unsecured notes (due 2018), net of discount of $10.6 million and $11.6 million, respectively, which bear interest at the rate of 8.875%	714.4	713.4
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250.0	—
	1,012.4	798.4
Less current portion	(250.0)	—
Debt classified as long-term	$762.4	$798.4

Credit Facility. In January 2012, we amended our credit facility.  This amendment increased our borrowing capacity from $485.0 million to $635.0 million and amended certain terms in the facility to provide additional financial flexibility during the remaining four-year term of the facility as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2012, we amended our credit facility.  The amendment to our credit facility, among other things, (i) increased the maximum permitted consolidated leverage ratio (as defined in the amended credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) during the Clearfield acquisition period (as defined in the amended credit facility, being generally the four quarterly measurement periods after closing the Clearfield acquisition) from 5.0 to 1.0 to 5.5 to 1.0, and (ii) increased the maximum permitted consolidated leverage ratio during any other acquisition period (as defined in the amended credit facility, being generally the three quarterly measurement periods after closing certain material acquisitions) from 5.0 to 1.0 to 5.5 to 1.0.

As of June 30, 2012, our credit facility had a borrowing capacity of $635.0 million and there was $57.6 million in letters of credit issued and outstanding under the credit facility and $48.0 million of borrowings outstanding, leaving approximately $529.4 million available for future borrowing. The credit facility is guaranteed by substantially all of our subsidiaries. The credit facility matures in May 2016.

2022 Notes.  On May 24, 2012, we issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments are due semi-annually in arrears in June and December.  We placed into escrow the net proceeds of $245.1 million from the offering of the 2022 Notes pending completion of the Clearfield acquisition. The net proceeds are classified as restricted cash as of June 30, 2012 and the 2022 Notes are classified as current debt as of June 30, 2012. Upon closing of the acquisition on July 2, 2012, the 2022 Notes were reclassified as long term debt and a portion of the restricted cash was used to fund the Clearfield acquisition and for general partnership purposes, including capital expenditures for the Cajun-Sibon natural gas liquids pipeline expansion.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the six months ended June 30, 2012, and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010.  The legislation calls for the Commodity Futures Trading Commission (the “CFTC”) to regulate certain markets for over-the-counter (“OTC”) derivative products.  The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives to clear through clearinghouses.  We may be affected by the cost of margin requirements and of certain clearing and trade-execution requirements in connection with our derivatives activities.  The CFTC has adopted regulations that may provide to us the certainty that we will not be required to comply directly with margin requirements or clearing requirements. The rules could also impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially.  The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.  The new legislation and any new regulations, including determinations with respect to the applicability of margin requirements and other trading structures, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all.  Our revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

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

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gathering and transportation margin	63.6%	56.4%	60.6%	56.4%

Gas processing margins:
Processing margin	9.0%	18.9%	13.7%	18.5%
Percent of liquids	10.9%	12.8%	9.2%	12.2%
Fee based	16.5%	11.9%	16.5%	12.9%
Total gas processing	36.4%	43.6%	39.4%	43.6%

Total	100.0%	100.0%	100.0%	100.0%

We have hedges in place at June 30, 2012 covering a portion of the liquids volumes we expect to receive under percent of liquids (POL) contracts. The hedges were done via swaps and are set forth in the following table.  The relevant payment index price is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service (OPIS).

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive *	Asset/(Liability)
					(In thousands)
July 2012 — December 2012	Ethane	31 (MBbls)	Index	$ 0.4885 /gal	$213
July 2012 — December 2012	Propane	28 (MBbls)	Index	$ 1.2910 /gal	514
July 2012 — December 2012	Normal Butane	15 (MBbls)	Index	$ 1.7227 /gal	265
July 2012 — December 2012	Natural Gasoline	11 (MBbls)	Index	$ 2.3247 /gal	261
					$1,253

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive *	Asset/(Liability)
					(In thousands)
January 2013 — December 2013	Ethane	63 (MBbls)	Index	$ 0.4533 /gal	$257
January 2013 — December 2013	Propane	45 (MBbls)	Index	$ 1.2622 /gal	726
January 2013 — December 2013	Normal Butane	27 (MBbls)	Index	$ 1.7966 /gal	530
January 2013 — December 2013	Natural Gasoline	20 (MBbls)	Index	$ 2.2795 /gal	398
					$1,911

*weighted average

We have hedged our exposure to declines in prices for NGL volumes produced for our account. The NGL volumes hedged, as set forth above, focus on our POL contracts. We hedge our POL exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total POL volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. We have hedged 39.5% of our hedgeable volumes at risk through December 2012 (21.2% of total volumes at risk through December 2012).  We have also hedged 39.6% of our hedgeable volumes at risk for 2013 (18.6% of total volumes at risk for 2013).

We also have hedges in place at June 30, 2012 covering the fractionation spread risk related to our processing margin contracts as set forth in the following tables:

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)
July 2012—December 2012	Ethane	28 (MBbls)	Index	$ 0.7025 /gal*	$459
July 2012—December 2012	Propane	41 (MBbls)	Index	$ 1.3368 /gal*	831
July 2012—December 2012	Normal Butane	25 (MBbls)	Index	$ 1.7416 /gal*	467
July 2012—December 2012	Natural Gasoline	20 (MBbls)	Index	$ 2.2309 /gal*	376
July 2012—December 2012	Natural Gas	2,723 (MMBtu/d)	$ 4.5752 /MMBtu*	Index	(803)
					$1,330

*weighted average

		Notional			Fair Value
Period	Underlying	Volume	We Pay	We Receive	Asset/(Liability)
					(In thousands)
January 2013—December 2013	Propane	49 (MBbls)	Index	$ 1.3236 /gal*	$916
January 2013—December 2013	Normal Butane	29 (MBbls)	Index	$ 1.8653 /gal*	668
January 2013—December 2013	Natural Gasoline	23 (MBbls)	Index	$ 2.3217 /gal*	493
January 2013—December 2013	Natural Gas	1,370 (MMBtu/d)	$ 3.5605 /MMBtu*	Index	8
					$2,085

*      weighted average

In relation to our fractionation spread risk, as set forth above, we have hedged 40.7% of our hedgeable liquids volumes at risk through December 31, 2012 (7.1% of total liquids volumes at risk) and 46.2% of the related hedgeable PTR volumes through December 31, 2012 (5.7% of total PTR volumes). We have also hedged 18.2% of our hedgeable liquids volumes at risk for 2013 (3.0% of total liquids volumes at risk) and 23.1% of the related hedgeable PTR volumes for 2013 (2.9% of total PTR volumes).

We are also subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 2.9% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price.

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

As of June 30, 2012, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $5.4 million. The aggregate effect of a hypothetical 10% increase in gas and NGL prices would result in a decrease of approximately $1.9 million in the net fair value asset of these contracts as of June 30, 2012 to a net fair value asset of approximately $3.5 million.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank credit facility. At June 30, 2012, we had $48.0 million in borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $0.4 million for the year.

At June 30, 2012, we had non-current fixed rate debt obligations of $714.4 million, consisting of our senior unsecured notes due 2018 with an interest rate of 8.875%.  The fair value of this fixed rate obligation was approximately $768.5 million as of June 30, 2012. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $32.6 million.

At June 30, 2012, we had current fixed rate debt obligations of $250.0 million, consisting of our senior unsecured notes due 2022 with an interest rate of 7.125%.  The fair value of this fixed rate obligation was approximately $246.7 million as of June 30, 2012.  We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of such debt by $17.5 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2012), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the six months ended June 30, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011 except as listed below.

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

The recent adoption of derivatives legislation by the United States Congress and promulgation of related regulations could have an adverse effect on our ability to hedge risks associated with our business.

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010.  The legislation calls for the Commodity Futures Trading Commission (the “CFTC”) to regulate certain markets for over-the-counter (“OTC”) derivative products.  The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives to clear through clearinghouses.  We may be affected by the cost of margin requirements and of certain clearing and trade-execution requirements in connection with our derivatives activities.  The CFTC has adopted regulations that may provide to us the certainty that we will not be required to comply directly with margin requirements or clearing requirements. The rules could also impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially.  The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.  The new legislation and any new regulations, including determinations with respect to the applicability of margin requirements and other trading structures, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all.  Our revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Item 5.  Other Information

Certificate of Amendment to the Certificate of Limited Partnership

As previously disclosed, Crosstex Energy GP, L.P. merged with and into Crosstex Energy GP, LLC, thereby eliminating the separate existence of Crosstex Energy GP, L.P.  In connection with such merger, Crosstex Energy GP, LLC became the general partner of the Partnership.  On August 6, 2012, the Partnership filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Limited Partnership of the Partnership reflecting the admission of Crosstex Energy GP, LLC as the general partner of the Partnership.  A copy of the Certificate of Amendment to the Certificate of Limited Partnership of the Partnership is filed as Exhibit 3.2 hereto and incorporated herein by reference.

Credit Agreement Amendment

On August 3, 2012, the Partnership entered into a Fifth Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amended that certain Amended and Restated Credit Agreement, dated as of February 10, 2010 (the “Credit Agreement”), by and among the Partnership, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto, as amended by First Amendment to Amended and Restated Credit Agreement, dated as of May 2, 2011 (the “First Amendment”), Second Amendment to Amended and Restated Credit Agreement, dated as of July 11, 2011 (the “Second Amendment”), Third Amendment to Amended and Restated Credit Agreement, dated as of January 24, 2012 (the “Third Amendment”) and Fourth Amendment to Amended and Restated Credit Facility, dated as of May 23, 2012 (the “Fourth Amendment,” and, together with the Credit Agreement, the First Amendment, the Second Amendment, the Third Amendment and the Credit Agreement Amendment, the “Amended Credit Agreement”).

The Credit Agreement Amendment amends the Credit Agreement to require, on a semi-annual basis, the Partnership to deliver additional real property information to the administrative agent thereunder.

The description set forth above is qualified in its entirety by (i) the Credit Agreement, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 16, 2010, (ii) the First Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 3, 2011, (iii) the Second Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 12, 2011, (iv) the Third Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 25, 2012, (v) the Fourth Amendment, which is filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 24, 2012 and (vi) the Credit Agreement Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

2018 Supplemental Indenture

On August 6, 2012, the Partnership, Crosstex Energy Finance Corporation (“FinCo” and, together with the Partnership, the “Issuers”), Clearfield Acquisition Corporation and Wells Fargo Bank, National Association, as trustee (the “Trustee”), entered into a Supplemental Indenture (the “2018 Supplemental Indenture”) to the Indenture, dated as of February 10, 2010 (the “2018 Indenture”), among the Issuers, certain subsidiary guarantors and the Trustee, which governs the 2018 Notes. The 2018 Supplemental Indenture amends the 2018 Indenture to add Clearfield Acquisition Corporation as a guarantor of the 2018 Notes in order to satisfy the Issuers’ obligation to add as a guarantor of the 2018 Notes certain subsidiaries of the Partnership that guarantee any other indebtedness of the Issuers. A copy of the 2018 Supplemental Indenture is filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q.

The description set forth above is qualified in its entirety by (i) the 2018 Supplemental Indenture, which is filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference and (ii) the 2018 Indenture, which is filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on February 16, 2010.

2022 Supplemental Indenture

On August 6, 2012, the Issuers, Clearfield Acquisition Corporation and the Trustee entered into a Supplemental Indenture (the “2022 Supplemental Indenture”) to the Indenture, dated as of May 24, 2012 (the “2022 Indenture”), among the Issuers, certain subsidiary guarantors and the Trustee, which governs the 2022 Notes. The 2022 Supplemental Indenture amends the 2022 Indenture to add Clearfield Acquisition Corporation as a guarantor of the 2022 Notes in order to satisfy the Issuers’ obligation to add as a guarantor of the 2022 Notes certain subsidiaries of the Partnership that guarantee any other indebtedness of the Issuers. A copy of the 2022 Supplemental Indenture is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q.

The description set forth above is qualified in its entirety by (i) the 2022 Supplemental Indenture, which is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference and (ii) the 2022 Indenture, which is filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on May 24, 2012.

Item 6. Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description

2 .1**	—

Stock Purchase and Sale Agreement, dated as of May 7, 2012, by and among Energy Equity Partners, L.P., the Individual Owners (as defined therein), Clearfield Energy, Inc., Clearfield Holdings, Inc., West Virginia Oil Gathering Corporation, Appalachian Oil Purchasers, Inc., Kentucky Oil Gathering Corporation, Ohio Oil Gathering Corporation II, Ohio Oil Gathering Corporation III, OOGC Disposal Company I, M&B Gas Services, Inc., Clearfield Ohio Holdings, Inc., Pike Natural Gas Company, Eastern Natural Gas Company, Southeastern Natural Gas Company and Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated May 7, 2012, filed with the Commission on May 8, 2012).

3 .1	—	Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, file No. 333-97779).

3 .2*		Certificate of Amendment to the Certificate of Limited Partnership of Crosstex Energy, L.P.

3 .3	—

Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).

3 .4	—

Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).

3 .5	—

Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).

3 .6	—

Amendment No. 3 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of January 19, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010).

3 .7	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).

3 .8	—

Second Amended and Restated Agreement of Limited Partnership of Crosstex Energy Services, L.P., dated as of April 1, 2004 (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, file No. 000-50067).

3 .9	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).

3 .10	—

Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of December 17, 2002 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, file No. 333-97779).

3 .11	—

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Crosstex Energy GP, LLC, dated as of January 19, 2010 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010).

4 .1	—

Indenture governing the Issuers’ 7 1/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012).

Number		Description
4 .2

Registration Rights Agreement, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012).

4 .3*

Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers’ 8 7/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4 .4*

Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers’ 7 1/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

10 .1

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012).

10 .2

Purchase Agreement, dated as of May 10, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 9, 2012, filed with the Commission on May 11, 2012).

10 .3*

Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 3, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto.

31 .1*	—	Certification of the Principal Executive Officer.

31 .2*	—	Certification of the Principal Financial Officer.

32 .1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

*      Filed herewith.

**   Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROSSTEX ENERGY, L.P.

	By:	Crosstex Energy GP, LLC,
its general partner

	By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Senior Vice President and Chief Financial Officer

August 7, 2012