Form 10-Q/A
period 2012-06-30
CROSSTEX ENERGY LP
filed 2012-08-27
CIK 1179060

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 7, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following condensed consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Partners’ Equity for the six months ended June 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Certificate of Amendment to the Certificate of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 10-Q dated August 7, 2012, filed with the Commission on August 7, 2012).

3.3	—

Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of March 23, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 23, 2007, filed with the Commission on March 27, 2007).

Number		Description
3.4	—

Amendment No. 1 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. dated December 20, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 20, 2007, filed with the Commission on December 21, 2007).

3.5	—

Amendment No. 2 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 27, 2008, filed with the Commission on March 28, 2008).

3.6	—

Amendment No. 3 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of January 19, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010).

3.7	—	Certificate of Limited Partnership of Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, file No. 333-97779).

3.8	—

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

3.11	—

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

4.2	—

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

4.3	—

Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers’ 8 7/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 10-Q dated August 7, 2012, filed with the Commission on August 7, 2012).

4.4	—

Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers’ 7 1/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.4 to our Current Report on Form 10-Q dated August 7, 2012, filed with the Commission on August 7, 2012).

10.1	—

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012).

10.2	—

Purchase Agreement, dated as of May 10, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 9, 2012, filed with the Commission on May 11, 2012).

10.3	—

Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 3, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q dated August 7, 2012, filed with the Commission on August 7, 2012).

Number			Description
31	.1*	—	Certification of the Principal Executive Officer.

31	.2*	—	Certification of the Principal Financial Officer.

32	.1*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

10	1**	—

The following financial information from Crosstex Energy, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Changes in Partners’ Equity for the six months ended June 30, 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012.

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

August 27, 2012