Form 10-K
period 2013-12-31
CROSSTEX ENERGY LP
filed 2014-02-28
CIK 1179060

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Common Units representing limited partner interests held by non-affiliates of the registrant was approximately $1,263,121,436 on June 30, 2013, based on $20.32 per unit, the closing price of the Common Units as reported on The NASDAQ Global Select Market on such date.
At February 14, 2014, there were 91,534,187 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

CROSSTEX ENERGY, L.P.
PART I
Item 1.    Business
General
Crosstex Energy, L.P. is a publicly traded Delaware limited partnership formed in 2002. Our common units are traded on The NASDAQ Global Select Market under the symbol "XTEX". Our business activities are conducted through our subsidiary, Crosstex Energy Services, L.P., a Delaware limited partnership (the "Operating Partnership"), and the subsidiaries of the Operating Partnership. Our executive offices are located at 2501 Cedar Springs, Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.crosstexenergy.com. We post the following filings in the "Investors" section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our website are available free of charge. In this report, the terms "Partnership" and "Registrant," as well as the terms "our," "we," "us" and "its," are sometimes used as abbreviated references to Crosstex Energy, L.P. itself or Crosstex Energy, L.P. together with its consolidated subsidiaries, including the Operating Partnership.
Crosstex Energy GP, LLC, a Delaware limited liability company, is our general partner. Crosstex Energy GP, LLC manages our operations and activities. Crosstex Energy GP, LLC is a wholly owned subsidiary of Crosstex Energy, Inc., or CEI. Crosstex Energy, Inc.'s shares are traded on The NASDAQ Global Select Market under the symbol "XTXI."
The following diagram depicts the organization and ownership of the Partnership as of December 31, 2013.

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
Our Operations
We are a Delaware limited partnership formed on July12, 2002. We primarily focus on providing midstream energy services, including gathering, transmission processing, fractionation and marketing, to producers of natural gas, NGLs, crude oil and condensate. We also provide crude oil, condensate and brine services to producers. Our midstream energy asset network includes approximately 3,600 miles of pipelines, nine natural gas processing plants, four fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks. We manage and report our activities primarily according to geography. We have five reportable segments: (1) South Louisiana processing, crude and NGL, or PNGL, which includes our processing and NGL assets in south Louisiana; (2) Louisiana, or LIG, which includes our pipelines and processing plants located in Louisiana; (3) North Texas, or NTX, which includes our activities in the Barnett Shale and the Permian Basin; (4) Ohio River Valley, or ORV, which includes our activities in the Utica and Marcellus Shales; and (5) Corporate Segment, or Corporate, which includes our equity investment in Howard Energy Partners, or HEP, in the Eagle Ford Shale and our general partnership property and expenses. See Note 12 to the consolidated financial statements for financial information about these operating segments.
We connect the wells of natural gas producers in our market areas to our gathering systems, process natural gas for the removal of NGLs, fractionate NGLs into purity products and market those products for a fee, transport natural gas and ultimately provide natural gas to a variety of markets. We purchase natural gas from natural gas producers and other supply sources and sell that natural gas to utilities, industrial consumers, other marketers and pipelines. We operate processing plants that process gas transported to the plants by major interstate pipelines or from our own gathering systems under a variety of fee arrangements. We provide a variety of crude oil and condensate services throughout the ORV which include crude oil and condensate gathering via pipelines, barges, rail and trucks and oilfield brine disposal. We also have crude oil and condensate terminal facilities in south Louisiana that provide access for crude oil and condensate producers to the premium markets in this area. Our gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. Our transmission pipelines primarily receive natural gas from our gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. We also have NGL transmission lines that transport NGLs from east Texas and our south Louisiana processing plants to our fractionators in south Louisiana. Our crude oil and condensate gathering and transmission systems consist of trucking facilities, pipelines, rail and barges that, in exchange for a fee, transport oil from a producer site to an end user. Our processing plants remove NGLs and CO2 from a natural gas stream and our fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline.
Our assets include the following:

•
North Texas Assets (including Permian Basin assets). Our north Texas assets consist of gathering systems with total capacity of approximately 1.1 Bcf/d, processing facilities with a total processing capacity of approximately 315 MMcf/d and a transmission pipeline with a capacity of approximately 375 MMcf/d.

•
LIG System.  Our LIG system is one of the largest intrastate pipeline systems in Louisiana, consisting of approximately 2,000 miles of mainly transmission pipelines extending from the Haynesville Shale in north Louisiana to onshore production in south central and southeast Louisiana which have approximately 2.0 Bcf/d of capacity. The LIG system also includes processing facilities with a total processing capacity of 335 MMcf/d and 10,800 Bbls/d of NGL fractionation capcity.

•
South Louisiana Processing and NGL Assets.  Our south Louisiana natural gas processing and liquid assets include approximately 1.4 Bcf/d of processing capacity, 83,000 Bbls/d of fractionation capacity, 3.1 million barrels of underground NGL storage, 570 miles of liquids transport lines and a crude oil terminal with a total capacity of 15,600 Bbls/d.

•
Ohio River Valley Assets.  Our Ohio River Valley assets include a 4,500-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot operation crude oil and condensate rail loading terminal on the Ohio Central Railroad network and approximately 200 miles of crude oil and condensate pipelines in Ohio and West Virginia. The assets also include 500,000 barrels of above ground storage and a trucking fleet of approximately 100 vehicles comprised of both semi and straight trucks. We have eight existing brine disposal wells with an injection capacity of approximately 10,000 Bbls/d. We currently hold one additional brine well permit in Ohio.

Our Business Strategy
Our business strategy consists of two overarching objectives, which are to maximize earnings and growth of our existing businesses and enhance the scale and diversification of our assets. As part of enhancing our scale and diversification, we have concentrated on expanding our NGL business, growing a crude oil and condensate business and developing our gas processing and transportation business in rich gas areas. We believe increasing our scale and diversification will strengthen us as a company because we believe it will lead to less reliance on any single geographic area, provide us with a better balance between business driven by crude oil and natural gas, offer us greater opportunities from a broader asset base and provide us with more sustainable fee-based cash flows.
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

Devon Energy Transaction
On October 21, 2013, the Partnership and the Operating Partnership entered into a Contribution Agreement (the “Contribution Agreement”) with Devon Energy Corporation (“Devon”) and certain of its wholly-owned subsidiaries pursuant to which two of Devon’s subsidiaries would contribute to the Operating Partnership 50% of the outstanding equity interests in EnLink Midstream Holdings, LP (formerly known as Devon Midstream Holdings, L.P.), a wholly-owned subsidiary of Devon referred to herein as “Midstream Holdings,” and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC (formerly known as Devon Midstream Holdings GP, L.L.C.), the general partner of Midstream Holdings (“Midstream Holdings GP” and, together with Midstream Holdings and their subsidiaries, the “Midstream Group Entities”) in exchange for the issuance by the Partnership of 120,542,441 units representing a new class of limited partnership interests in the Partnership (collectively, the “Contribution”) with a value of approximately $2.4 billion based on the volume weighted average closing prices of our common units for the 20 trading days prior to the announcement of the transaction. Upon completion of the Contribution, Devon and its affiliates will own approximately 53% of the limited partner interests in the Partnership, with approximately 39% of the outstanding limited partner interests held by the Partnership's public unitholders and approximately 7% of the outstanding limited partner interests (and the approximate 1% general partner interest) held indirectly by EnLink Midstream (as defined below).
The Midstream Group Entities own Devon’s midstream assets in the Barnett Shale in North Texas, the Cana and Arkoma Woodford Shales in Oklahoma and Devon’s interest in Gulf Coast Fractionators in Mont Belvieu, Texas. These assets consist of natural gas gathering and transportation systems, natural gas processing facilities and NGL fractionation facilities located in Texas and Oklahoma. Midstream Holdings' primary assets consist of three processing facilities with 1.3 Bcf/d of natural gas processing capacity, approximately 3,685 miles of pipelines with aggregate capacity of 2.9 Bcf/d and fractionation facilities with up to 160 MBbls/d of aggregate NGL fractionation capacity.
In connection with the Contribution Agreement, CEI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon and certain of its wholly-owned subsidiaries, EnLink Midstream, LLC (formerly known as New Public Rangers, L.L.C.), a holding company newly formed by Devon (“EnLink Midstream”), Rangers Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream (“Rangers Merger Sub”), and Boomer Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream

(“Boomer Merger Sub”), pursuant to which Rangers Merger Sub will merge with and into CEI, and Boomer Merger Sub will merge with and into Acacia Natural Gas Corp I, Inc., a wholly-owned subsidiary of Devon ("New Acacia") (collectively, the “Mergers”), with CEI and New Acacia surviving as wholly-owned subsidiaries of EnLink Midstream. New Acacia owns the remaining 50% limited partner interest in Midstream Holdings. Devon will own the managing member of EnLink Midstream, and EnLink Midstream will indirectly own 100% of our general partner.
The closing of the Contribution is subject to the satisfaction of a number of conditions, including, but not limited to, the closing of the Mergers. The Merger is subject to customary closing conditions, including the approval of the proposal to adopt the merger agreement by the holders of at least 67% of the issued and outstanding shares of CEI's common stock entitled to vote as of the record date for the special meeting. The special meeting is scheduled to take place on March 7, 2014. The Contribution Agreement also contains customary termination provisions and will automatically terminate upon any termination of the Merger Agreement.
Recent Growth Developments
Cajun-Sibon Phases I and II. In Louisiana, we are transforming our business that historically has been focused on processing offshore natural gas to a business that is focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs.  The Louisiana petrochemical market historically has relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure.  Cajun-Sibon Phases I and II will work to bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region.

We began this transformation by restarting our Eunice fractionator during 2011 at a rate of 15,000 Bbls/d of NGLs. We expanded the Eunice fractionator to a rate of 55,000 Bbls/d with Cajun-Sibon Phase I ("Phase I"). Phase I of our pipeline extension project was completed in November 2013 and connects Mont Belvieu supply lines in east Texas to Eunice, providing a direct link to our fractionators in south Louisiana markets.  The Phase I Eunice fractionator expansion, which also was completed in early November 2013, has increased our interconnected fractionation capacity in Louisiana to approximately 97,000 Bbls/d of raw-make NGLs.
The Phase I expansion added 130-miles of 12-inch diameter pipeline to our existing 440-mile Cajun-Sibon NGL pipeline system, connecting Mont Belvieu to our Eunice fractionator. The pipeline currently has a capacity of 70,000 Bbls/d for raw make NGLs. The Phase I NGL pipeline extension originates from interconnects with major Mont Belvieu supply pipelines and provides connections for NGLs from the Permian Basin, Barnett Shale, Eagle Ford and other areas to our NGL fractionation facilities and key NGL markets in south Louisiana. Phase I is anchored by a five year ethane sales agreement with Williams Olefins, a subsidiary of the Williams Companies and a five year natural gasoline sales agreement with another company. We have entered into contracts of various lengths for all other purity products.
We have commenced construction of Cajun-Sibon Phase II which will further enhance our Louisiana NGL business with significant additions to the Cajun-Sibon Phase I infrastructure including further fractionation expansion. Phase II will include the addition of four pumping stations, totaling 13,400 horsepower, that will facilitate increasing NGL supply capacity from Phase I's 70,000 Bbls/d to 120,000 Bbls/d; the construction of a new 100,000 Bbls/d fractionator at the Plaquemine gas processing plant site; the conversion of our Riverside fractionator to a butane-and-heavier facility; and the construction of 57 miles of NGL pipeline that will originate at the Eunice fractionator and connect to the new Plaquemine fractionator, which will provide optionality to move purity products around the Louisiana-liquids market. We will also construct a 32-mile, 16-inch diameter extension of LIG's Bayou Jack lateral, which will provide gas services to customers in the Mississippi River corridor, replacing the conversion of supply lines that we currently use for liquid service. We expect Phase II will be in service during the second half of 2014.
Phase II is anchored by10-year sales agreements with Dow Hydrocarbons and Resources, or Dow, to deliver up to 40,000 Bbls/d of ethane and 25,000 Bbls/d of propane produced at our new Plaquemine fractionator into Dow's Louisiana pipeline system. We will also deliver 70,000 MMBtu/d of natural gas to Dow's Plaquemine facility.
We believe the Cajun-Sibon project not only represents a tremendous growth step by leveraging our Louisiana assets, but that it also creates a significant platform for continued growth of our NGL business. We believe this project, along with our existing assets, will provide a number of additional opportunities to grow this business, including expanding market optionality and connectivity, upgrading products, expanding rail imports, exporting NGLs and expanding fractionation and product storage capacity.
Bearkat Natural Gas Gathering and Processing System. In the fourth quarter of 2013, we commenced construction of a new natural gas processing complex and rich gas gathering pipeline system in the Permian Basin. The initial construction included treating, processing and gas takeaway solutions for regional producers. The project, which will be fully owned by us, is supported by a 10-year, fee-based contract.

The new-build processing complex, called Bearkat, will be strategically located near our existing Deadwood joint venture assets in Glasscock County, Texas. The processing plant will have an initial capacity of 60 MMcf/d, increasing the Partnership’s total operated processing capacity in the Permian to approximately 115 MMcf/d. We will also construct a 30-mile high-pressure gathering system upstream of the Bearkat complex to provide additional gathering capacity for producers in Glasscock and Reagan Counties. The entire project is scheduled to be completed in the second half of 2014.
Permian Pipeline Extension Project. In February 2014, the Partnership entered into an agreement to construct a new 35-mile, 12-inch diameter high-pressure pipeline that will provide critical gathering capacity for the aforementioned Bearkat natural gas processing complex. The pipeline will have a capacity of approximately 100 MMcf/d and will provide gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. Right-of-way acquisition is underway and the pipeline is expected to be operational in the second half of 2014.
Riverside Crude Facility Expansion. In June 2013, we completed the Phase II expansion of our Riverside facility located on the Mississippi River in southern Louisiana. The Riverside facility’s capacity to transload crude oil and condensate from railcars to our barge facility increased to approximately 15,000 Bbls/d of crude oil and condensate. Phase II additions to the Riverside facility include a 100,000 barrel above-ground crude oil and condensate storage tank, a rail spur with a 26-spot crude railcar unloading rack and a crude oil and condensate offloading facility with pumps and metering as well as a truck unloading bay. As part of the Phase II expansion, the Riverside facility was modified so that sour crude can be unloaded in addition to sweet crude.
Our Assets
North Texas Assets (including Permian Basin assets). Our gathering systems in north Texas, or NTG, consist of approximately 715 miles of gathering lines that had an average throughput of approximately 700,000 MMBtu/d for the year ended December 31, 2013. Our processing facilities in north Texas include three gas processing plants with total processing throughput that averaged 382,000 MMBtu/d for the year ended December 31, 2013. Our transmission asset, referred to as the North Texas Pipeline, or NTPL, is a 140-mile pipeline from an area near Fort Worth, Texas to a point near Paris, Texas and related facilities. The NTPL connects production from the Barnett Shale to markets in north Texas accessed by the Natural Gas Pipeline Company of America, LLC, Kinder Morgan, Inc., Houston Pipeline Company, L.P., Atmos Energy Corporation and Gulf Crossing Pipeline Company, LLC. For the year ended December 31, 2013, the average throughput on the NTPL was approximately 342,000 MMBtu/d.
Our north Texas segment also includes our Deadwood natural gas processing plant and our Mesquite Terminal and fractionator that comprise our Permian Basin assets. We have a 50% undivided working interest in the Deadwood processing facility which is located in Glasscock County, Texas. The Deadwood plant is supported by acreage dedication from a major producer in the Permian Basin. The Deadwood processing facility has a total capacity of 58 MMcf/d and total processing throughput that averaged 66,000 MMBtu/d for the year ended December 31, 2013. The Mesquite Terminal is located in Midland County and serves as a terminal for third party raw-make NGLs. We are also transloading crude oil at this facility.
LIG Assets.    The LIG gathering and transmission pipeline system is comprised of a north and south system and had an average throughput of approximately 473,000 MMbtu/d for the year ended December 31, 2013. The southern part of our LIG system has a capacity in excess of 1.5 Bcf/d and approximately 1,125 miles of pipeline. The south system also includes two operating, on-system processing plants, our Plaquemine and Gibson plants, with an average throughput of 255,000 MMBtu/d for the year ended December 31, 2013. The Plaquemine plant also has a fractionation capacity of 10,800 Bbls/d of raw-make NGL products, and total volume for fractionated liquids at Plaquemine averaged approximately 4,800 Bbls/d for the year ended December 31, 2013. The south system has access to both rich and lean gas supplies from onshore production in south central and southeast Louisiana. LIG has a variety of transportation and industrial sales customers in the south, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans.
Our LIG system in the north, comprised of approximately 800 miles of pipeline, serves the natural gas fields south of Shreveport, Louisiana and extends into the Haynesville Shale gas play in north Louisiana. The north Louisiana system has a capacity of 465 MMcf/d and interconnects with interstate pipelines of ANR Pipeline, Columbia Gulf Transmission, Texas Gas Transmission, Trunkline Gas and Tennessee Gas Pipeline. We have a substantial number of firm transportation agreements on the north system with weighted average lives of approximately 4.3 years. Our north Louisiana system is connected to our south Louisiana system and has the capacity to move approximately 145 MMcf/d of gas to our markets in the south.
In August 2012, a slurry-filled sinkhole developed in Assumption Parish near Bayou Corne, Louisiana and in the vicinity of certain of our pipelines and our underground storage reservoir located in Napoleonville, Louisiana. The cause of the slurry is currently under investigation by Louisiana state and local officials. Consequently, we took a section of our 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and we have worked with our customers to secure alternative natural gas supplies so that disruptions are minimized. We are currently in the initial phase of constructing the replacement pipeline in our rerouted location and anticipate the re-route to be completed during the first half of 2014. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Changes in Operations During 2013 and 2012" for further information about this matter.
PNGL Assets.    Our south Louisiana natural gas processing and liquids assets include processing and fractionation capabilities, underground storage and approximately 570 miles of liquids transport lines. Total processing throughput averaged 399,000 MMBtu/d and fractionated barrels averaged 27,300 Bbls/d for the year ended December 31, 2013.

•	NGL Assets. Our NGL assets include our Eunice fractionation facility, our Riverside fractionation plant, our Cajun-Sibon pipeline system and our Napoleonville storage facility.

•
Eunice Fractionation Facility.    The Eunice fractionation facility is located in south central Louisiana and was restarted in 2011 to take advantage of the activity around liquids rich shale-plays, including the Eagle Ford, Permian, Granite Wash, Marcellus and Utica plays. The Eunice fractionation facility has a capacity of 55,000 Bbls/d of liquid products, including ethane, propane, iso-butane, normal butane and natural gasoline, and is directly connected to the southeast propane market and pipelines to the Anse La Butte storage facility. The plant fractionated 5,100 Bbls/d of liquids during 2013. Our Plaquemine facility is connected to the PNGL system, which gives us operational flexibility, increased fractionation capacity and the ability to capture new NGL-related business. See "Recent Growth Developments" for a discussion of the Eunice expansion in conjunction with the Cajun-Sibon project.

•
Riverside Fractionation Plant.    The Riverside fractionator and loading facility is located on the Mississippi River upriver from Geismar, Louisiana. The Riverside plant has a fractionation capacity of approximately 28,000 Bbls/d of liquids delivered by the Cajun-Sibon pipeline system from the Eunice, Pelican and Blue Water processing plants or by truck and rail. The Riverside facility has above-ground storage capacity of approximately 233,000 Bbls. The loading/unloading facility has the capacity to transload 15,000 Bbls/d of crude oil and condensate from rail cars to barges. Total volumes for fractionated liquids at Riverside averaged 22,200 Bbls/d for the year ended December 31, 2013. See "Recent Growth Developments" for discussion of the expansion at Riverside in conjunction with the Cajun-Sibon project.

•
Cajun-Sibon Pipeline System.    Currently, the Cajun-Sibon pipeline system consists of approximately 570 miles of raw make NGL pipelines ranging in size from 4" to 12" with a current system capacity of approximately 70,000 Bbls/d. The pipelines transport unfractionated NGLs, referred to as raw make, from areas such as the Liberty, Texas interconnects near Mont Belvieu and from our Eunice and Pelican processing plants in south Louisiana to either the Riverside or Eunice fractionators or to third party fractionators when necessary. See "Recent Growth Developments" for information regarding the expansion of this pipeline system.

•
Napoleonville Storage Facility.    The Napoleonville NGL storage facility is connected to the Riverside facility and has a total capacity of 3.1 million barrels of underground storage comprised of two existing caverns. The caverns are currently operated in propane and butane service, and space is leased to customers for a fee.

•	Processing Assets. Our processing assets include our Pelican processing plant, our Eunice processing plant and our Blue Water gas processing plant.

•
Pelican Processing Plant.    The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. For the year ended December 31, 2013, the plant processed approximately 334,000 MMBtu/d. The Pelican plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline. This plant has an interconnection with the LIG pipeline so we can process natural gas from the LIG system at our Pelican plant when markets are favorable.

•
Eunice Processing Plant.    The Eunice processing plant is located in south central Louisiana, has a capacity of 475 MMcf/d and processed approximately 31,000 MMBtu/d for the year ended December 31, 2013. The plant is connected to onshore gas supply as well as continental shelf and deepwater gas production and has downstream connections to the ANR Pipeline, Florida Gas Transmission and Texas Gas Transmission. In August 2013, we shut down the Eunice processing plant due to adverse economics driven by low NGL prices and low processing volumes, which we do not see improving in the near future based on forecasted price curves.

•
Blue Water Gas Processing Plant.    We own a 64.29% interest in the Blue Water gas processing plant and operate the plant. The Blue Water plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. The plant has a net capacity to our interest of approximately 300 MMcf/d. The plant is not expected to operate in the future unless fractionation spreads are favorable and volumes are sufficient to run the plant.

Ohio River Valley Assets.    Our Ohio River Valley assets include a 4,500-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot crude oil and condensate rail loading terminal on the Ohio Central Railroad network and approximately 200 miles of crude oil and condensate pipelines in Ohio and West Virginia. The assets also include 500,000 barrels of above ground storage and a trucking fleet of approximately 100 vehicles comprised of both semi and straight trucks with a current capacity of 25,000 Bbls/d. Total crude oil and condensate handled averaged approximately 11,000 Bbls/d for the year ended December 31, 2013. We have eight existing brine disposal wells with an injection capacity of approximately 10,000 Bbls/d and an average disposal rate of 7,000 Bbls/d for the year ended December 31, 2013. We currently hold one additional well permit in Ohio.
Investment in Limited Liability Company.    In 2011 and 2012, we made capital contributions totaling $87.3 million to HEP in exchange for an individual ownership interest in HEP. HEP owns midstream assets and provides midstream and construction services to Eagle Ford Shale producers and is continuing to expand its midstream assets in the area. As of December 31, 2013, we owned a 30.6% interest in HEP and accounted for this investment under the equity method of accounting. In December 2013, Alinda Capital Partners acquired a 59 percent capital interest in HEP from Quanta Capital Solutions and GE Energy Financial Services. We contributed an additional $30.6 million to HEP during the year ended December 31, 2013 to fund our 30.6% share of HEP’s expansion costs.  We also received cash distributions totaling $17.5 million from HEP during the year ended December 31, 2013.  Our investment in HEP is included in our Corporate segment.

Industry Overview
The following diagram illustrates the gathering, processing, fractionation and transmission process.
The midstream industry is the link between the exploration and production of natural gas, crude oil and condensate and the delivery of its components to end-user markets. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas, crude oil and condensate producing wells.

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
NGL fractionation.    NGLs are separated into individual, more valuable components during the fractionation process. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane, natural gasoline and stabilized crude oil and condensate. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used as a petrochemical feedstock in the production of ethylene and propylene and as a heating fuel, an engine fuel and industrial fuel. Isobutane is used principally to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butylene (a key ingredient in synthetic rubber), as a blend stock for motor gasoline and to derive isobutene through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.
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
Crude oil and condensate terminals.    Crude oil and condensate rail terminals are an integral part of ensuring the movement of new crude oil and condensate production from the developing shale plays in the United States and Canada. In general, the crude oil and condensate rail loading terminals are used to load rail cars and transport the commodity out of developing basins into market rich areas of the country where crude oil and condensate rail unloading terminals are used to unload rail cars and store crude oil and condensate volumes for third parties until the crude oil and condensate is redelivered to premium markets via pipelines, trucks or rail to delivery points.
Balancing Supply and Demand
When we purchase natural gas, crude oil and condensate, we establish a margin normally by selling it for physical delivery to third-party users. We can also use over-the-counter derivative instruments or enter into future delivery obligations under futures contracts on the New York Mercantile Exchange (the "NYMEX") related to our natural gas purchases. Through these transactions, we seek to maintain a position that is balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand. Our policy is not to acquire and hold natural gas futures contracts or derivative products for the purpose of speculating on price changes.
Competition
The business of providing gathering, transmission, processing and marketing services for natural gas, NGLs, crude oil and condensate is highly competitive. We face strong competition in obtaining natural gas, NGLs, crude oil and condensate supplies and in the marketing and transportation of natural gas, NGLs, crude oil and condensate. Our competitors include major integrated and independent exploration and production crude oil and condensate companies, natural gas producers, interstate and intrastate pipelines, other natural gas and crude oil and condensate gatherers and natural gas processors. Competition for natural gas and crude oil supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency and reliability of the gatherer and the pricing arrangements offered by the gatherer. Many of our competitors offer more services or have greater financial resources and access to larger natural gas, NGLs, crude oil and condensate supplies than we do. Our competition varies in different geographic areas.
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
Natural Gas, NGL, Crude Oil and Condensate Supply
Our gathering and transmission pipelines have connections with major intrastate and interstate pipelines, which we believe have ample natural gas and NGLs supplies in excess of the volumes required for the operation of these systems. Our Ohio River Valley pipeline, terminals, trucks and storage facilities are strategically located in oil and condensate producing regions. We evaluate well and reservoir data that is either publicly available or furnished by producers or other service providers in connection with the construction and acquisition of our gathering systems and assets to determine the availability of natural gas, NGL, crude oil and condensate supply for our systems and assets and/or obtain a minimum volume commitment from the producer that results in a rate of return on investment. We do not routinely obtain independent evaluations of reserves dedicated to our systems and assets due to the cost and relatively limited benefit of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems and assets or the anticipated life of such producing reserves.
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
During the year ended December 31, 2013, we had only one customer, Dow, which represented greater than 10.0% of our revenue. While this customer represented 12.6% of consolidated revenues, the loss of this customer would not have a material impact on our results of operations because the gross operating margins received from transactions with this customer are not material to our total gross operating margin, and we believe the sales to this customer could be replaced with other buyers at comparable sales prices.
Regulation
Interstate Natural Gas Pipelines Regulation. We do not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or FERC, does not directly regulate our natural gas operations under the National Gas Act, or NGA. However, FERC's regulation of interstate natural gas pipelines influences certain aspects of our business and the market for our products. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce and its authority to regulate those services includes:

•	the certification and construction of new facilities;

•	the extension or abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	maximum rates payable for certain services; and

•	the initiation and discontinuation of services.
While we do not own any interstate natural gas pipelines, we do transport gas in interstate commerce. The rates, terms and conditions of service under which we transport natural gas in our pipeline systems in interstate commerce are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. The maximum rates for services provided under Section 311 of the NGPA may not exceed a "fair and equitable rate," as defined in the NGPA. The rates are generally subject to review every three years by FERC or by an appropriate state agency. The inability to obtain approval of rates at acceptable levels could result in refund obligations, the inability to achieve adequate returns on investments in new facilities and the deterrence of future investment or growth of the regulated facilities.
Liquids Pipelines Regulation. We own liquids transportation, storage and other assets in the Ohio River Valley, including certain assets providing common carrier interstate service subject to regulation by FERC under the Interstate Commerce Act, or ICA, the Energy Policy Act of 1992 and related rules and orders. Our Cajun-Sibon NGL pipeline became subject to FERC regulation as a result of our Phase I expansion, which went into operation in November 2013. The expansion is subject to regulation by FERC as a common carrier under the ICA, the Energy Policy Act of 1992 and related rules and orders.
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
Intrastate Natural Gas Pipeline Regulation. Our intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Most states have agencies that possess the authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment and interconnection of physical facilities. Some states also have state agencies that regulate transportation rates, service terms and conditions and contract pricing to ensure their reasonableness and to ensure that the intrastate pipeline companies that they regulate do not discriminate among similarly situated customers.
Intrastate NGL Pipeline Regulation. Intrastate NGL and other petroleum pipelines are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate petroleum pipelines to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases.
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
Sales of Natural Gas and NGLs. The price at which we sell natural gas and NGLs currently are not subject to federal regulation and, for the most part, are not subject to state regulation. Our natural gas and NGL sales are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas and NGL industries, most notably interstate natural gas transmission companies and NGL pipeline companies that remain subject to FERC's jurisdiction. These initiatives also may affect the intrastate transportation of natural gas and NGLs under certain circumstances. We cannot predict the ultimate impact of these regulatory changes on our natural gas and NGL marketing operations, but we do not believe that we will be affected by any such FERC action in a manner that is materially different from the natural gas and NGL marketers with whom we compete.
Environmental Matters
General. Our operations involve processing and pipeline services for delivery of hydrocarbons (natural gas, NGLs, petroleum and fractionates) from point-of-origin at oil and gas wellheads operated by our suppliers to our end-use market customers. Our facilities include natural gas processing and fractionation plants, brine disposal wells, pipelines and associated facilities, fractionation and storage units for NGLs, and transportation and delivery of petroleum. As with all companies in our industrial sector, our operations are subject to stringent and complex federal, state and local laws and regulations relating to release of hazardous substances or solid wastes into the environment or otherwise relating to protection of the environment. Compliance with existing and anticipated environmental laws and regulations increases our overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities, as well as capital cost items necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.
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
The continuing trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases or spills are associated with possible future operations, and we cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases or spills. In the event of future increases in environmental costs, we may be unable to pass on those cost increases to our customers. A discharge of hazardous substances or solid wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. We will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations or more rigorous enforcement of existing laws and regulations.
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
We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and/or comparable state statutes. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently considered nonhazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable laws or regulations may result in an increase in our capital expenditures or plant operating expenses or otherwise impose limits or restrictions on our production and operations.
We currently own or lease, have in the past owned or leased, and in the future may own or lease, properties that have been used over the years for brine disposal operations, crude and condensate transportation, natural gas gathering, treating or processing and for NGL fractionation, transportation or storage. Solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and other solid wastes may have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whose operations and hydrocarbon and waste management practices we had no control. These properties and wastes disposed thereon may be subject to the Safe Drinking Water Act, CERCLA, RCRA and analogous state laws. Under these laws, we could be required, alone or in participation with others, to remove or remediate previously disposed wastes or property contamination, if present, including groundwater contamination, or to take action to prevent future contamination.
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

In October 2012, several challenges to the EPA's April 17, 2012 rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. EPA issued a final rule revising certain aspects of the rules on August 5, 2013 and has indicated that it may reconsider other aspects of the rules. Depending on the outcome of such proceedings, the rules may be further modified or rescinded or the EPA may issue new rules. The costs of compliance with any modified or newly issued rules cannot be predicted. Additionally, on December 11, 2012, seven states submitted a notice of intent to sue the EPA to compel the agency to make a determination as to whether standards of performance limiting methane emissions from the oil and gas sector are appropriate, which was not addressed in the EPA rule that became effective on October 15, 2012. The notice of intent also requested that the EPA issue emission guidelines for the control of methane emissions from existing oil and gas sources. Depending on whether such rules are promulgated and the applicability and restrictions in any promulgated rule, compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While we are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for us. Compliance with such rules, as well as any new state rules, may also make it more difficult for our suppliers and customers to operate, thereby reducing the volume of natural gas transported through our pipelines, which may adversely affect our business.
Climate Change.    In response to concerns suggesting that emissions of certain gases, commonly referred to as "greenhouse gases" (including carbon dioxide and methane), may be contributing to warming of the earth's atmosphere, the EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the federal Clean Air Act.
In October 2009, the EPA promulgated its Mandatory Reporting Rule for greenhouse gases, which requires the monitoring and reporting of greenhouse gas emissions on an annual basis. All of our facilities operating combustion sources, such as engines or natural gas fractionation facilities, are subject to the greenhouse gas reporting requirements included in the October 2009 final rule. The first annual greenhouse gas emissions inventory for our affected facilities was filed by us in September 2011 and we continue to file the required annual reports. In November 2010 and further in December 2011, the EPA expanded the scope of the Mandatory Reporting Rule to include petroleum and natural gas pipeline systems, which applies the Mandatory Reporting Rule's requirements to, among other sources, fugitive and vented methane emissions from the oil and gas sector, including natural gas transmission compression. Our transmission compression facilities as well as gathering compressor stations with large amine treating capacities are also required to report under this expanded rule. The first reports for these facilities were due in 2012. Although the Mandatory Reporting Rule does not control greenhouse gas emission levels from any facilities, it has still caused us to incur monitoring and reporting costs for emissions that are subject to the rule.
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
The U.S. Congress has considered but to date has not enacted legislation to mandate reductions of greenhouse gas emissions, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs.
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
Hydraulic Fracturing and Wastewater.    The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL related wastes, into state waters or waters of the United States. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System, or NPDES, and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder and that continued compliance with such existing permit conditions will not have a material effect on our results of operations.
We operate brine disposal wells that are regulated as Class II wells under the federal Safe Drinking Water Act (SDWA). The SDWA imposes requirements on owners and operators of Class II wells through the EPA's Underground Injection Control program, including construction, operating, monitoring and testing, reporting and closure requirements. Our brine disposal wells are also subject to comparable state laws and regulations, which in some cases are more stringent than requirements under the federal SDWA. Compliance with current and future laws and regulations regarding our brine disposal wells may impose substantial costs and restrictions on our brine disposal operations, as well as adversely affect demand for our brine disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors.  When caused by human activity, such events are called induced seismicity.  In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily.  A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity.  Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity.  To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs and restrictions on our brine disposal operations.
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
Pipeline Safety Regulations.    Our pipelines are subject to regulation by the U.S. Department of Transportation (DOT). DOT's Pipeline Hazardous Material Safety Administration (PHMSA), acting through the Office of Pipeline Safety (OPS), administers the national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipeline. OPS develops regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities. The main bodies of safety regulations that cover our operations are set forth at 49 CFR, Parts 192 (covering pipelines that transport natural gas) and 195 (pipelines that transport crude oil, carbon dioxide, NGL and petroleum products). In addition to recordkeeping and reporting requirements, amendments to 49 CFR Part 192 and 195 created the Pipeline Integrity Management in High Consequence Areas (PIM) requiring operators of transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. In January 2012, the President signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 which increases potential penalties for pipeline safety violations, gives new rulemaking authority to DOT with respect to shut-off valves on transmission pipeline facilities constructed or entirely replaced after the rule is promulgated, requires DOT to revise incident notification guidance and imposes new records requirements on pipeline owners and operators. This legislation also requires DOT to study and report to Congress on other areas of pipeline safety, including expanding the reach of the integrity management regulations beyond high consequences areas, but restricts DOT from promulgating expanded integrity management rules during the review period and for a period following submission of its report to Congress unless the rulemaking is needed to address a present condition that poses a risk to public safety, property or the environment. PHMSA issued a final rule effective October 25, 2013 that implemented aspects of the new legislation. Among other things, the final rule increases the maximum civil penalties for violations of pipeline safety statutes or regulations, broadens PHMSA’s authority to submit information requests, and provides additional detail regarding PHMSA’s corrective action authority. Additionally, PHMSA issued an Advisory Bulletin in May 2012, which advised pipeline operators of anticipated changes in annual reporting requirements and that if they are relying on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on our pipeline. A December 2012 PHMSA Advisory Bulletin provides further clarity on the reporting requirements of the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, describing a general requirement that pipeline owners or operators report an exceedance of the maximum allowable operating pressure or allowable build-up for pressure-limiting or control devices within five days of the date that the exceedance occurs. At the state level, several states have passed legislation or promulgated rulemaking dealing with pipeline safety. We believe that our pipeline operations are in substantial compliance with applicable PHMSA and state requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the PHMSA or state requirements will not have a material adverse effect on our results of operations or financial positions.
Bayou Corne Sinkhole Incident.    We own and operate a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of these pipelines and our underground storage reservoirs located in Napoleonville, Louisiana.
Following the formation of the sinkhole, we and other pipeline operators in the area promptly undertook steps to depressurize and shut down our pipelines in the affected area. In particular, we took a section of our 36-inch diameter natural gas pipeline out of service. Our pipeline remains out of service, which has partially interrupted service to certain markets including the Mississippi River, but we worked with our customers to secure alternative natural gas supplies to minimize disruptions. In addition, we have identified a reroute for this pipeline outside of the affected areas. We are currently in the initial phase of constructing the replacement pipeline in our rerouted location and anticipate such construction will be completed during first half of 2014. We also implemented additional inspection and operational measures at our nearby underground facility. The damage to our business, including costs and loss of business has been considerable. For more information regarding the costs associated with this sinkhole, please see "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations—Liquidity and Capital Resources—Changes in Operations During 2013 and 2012."

The cause and full consequences of this sinkhole and the conditions giving rise thereto remain uncertain. In addition, any restrictions imposed by governmental agencies could negatively impact our assets. We are assessing the potential for recovering our losses from responsible parties and we are seeking recovery from our insurers. Our insurers, however, have denied our insurance claim for coverage and filed a declaratory judgment asking a court to determine that our insurance policy does not cover this damage. We have sued our insurers for breach of contract due to our insurers' refusal to pay our insurance claim for this damage. We cannot assure you that we will be able to fully recover our losses through insurance recovery or claims against responsible parties.
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
Employees
As of December 31, 2013, we (through our subsidiaries) employed approximately 817 full-time employees. Approximately 218 of our employees were general and administrative, engineering, accounting and commercial personnel and the remainder were operational employees. We are not party to any collective bargaining agreements and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.
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
Risks Associated with the Contribution and the Mergers
We cannot assure you that we will complete the Contribution or, if completed, that such transaction will be beneficial to us.
We cannot assure you that we will complete the Contribution (as defined in "Item 1. Business - Business Development") or, if completed, that such transaction would achieve the desired benefits. The Contribution would involve numerous risks, including the failure to realize expected profitability or growth and an increase in collateral demands by our counterparties. Additionally, the failure to assimilate the Midstream Group Entities’ assets into our existing assets would adversely affect our financial condition and results of operations. We will also be exposed to risks that are commonly associated with any acquisition, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. Moreover, the Midstream Group Entities’ operations are subject to similar stringent environmental laws and regulations relating to releases of pollutants into the environment and environmental protection as are our existing pipelines and facilities, and thus our operation of those new assets would cause us to incur increased costs to maintain compliance with such laws and regulations.
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
The Contribution would, if ultimately consummated, significantly increase the size and scale of our business and expand the geographic areas in which we operate. Midstream Holdings operates its business in geographic regions in which we do not currently operate, including the Cana and Arkoma Woodford Shales in Oklahoma. In order to operate effectively in these new regions, we will need to understand the local market and regulatory environment and identify and retain certain employees from Devon who are familiar with these markets. If we are not successful in retaining these employees or operating in these new geographic areas, we may not be able to compete effectively in the new markets or fully realize the expected benefits of the Contribution.

Upon consummation of the Contribution, a significant portion of our operations will be located in the Barnett Shale, making us vulnerable to risks associated with having revenue-producing operations concentrated in a limited number of geographic areas.
If we complete the Contribution, our revenue-producing operations will be geographically concentrated in the Barnett Shale, causing us to be disproportionally exposed to risks associated with regional factors. The concentration of our operations in these regions also increases exposure to unexpected events that may occur in these regions such as natural disasters or labor difficulties. Any one of these events has the potential to have a relatively significant impact on our operations and growth plans, decrease cash flows, increase operating and capital costs and prevent development within originally anticipated time frames. Any of these risks could have a material adverse effect on our financial condition and results of operations.
Upon Consummation of the Contribution, we will be dependent on Devon for substantially all of the natural gas that the Midstream Group Entities gather, process and transport, and a material decline in the volumes of natural gas that the Midstream Group Entities gather, process and transport for Devon would have a material adverse impact on our operating results and cash available for distribution.
The Midstream Group Entities rely on Devon for substantially all of their natural gas supply and do not expect to materially increase volumes from third-party producers in the near term. For the foreseeable future, we expect the profitability of the business of the Midstream Group Entities to remain substantially dependent on the volume of natural gas that Devon provides under commercial agreements to be entered into in connection with the closing of the Contribution. Upon the expiration or termination of these agreements, or in the event that the volume of natural gas purchased under these commercial agreements is reduced, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers.
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
The Partnership’s unitholders will have a reduced ownership and voting interest after the Contribution and will exercise less influence over management. Further, following the consummation of the Mergers, our general partner will be an indirect wholly-owned subsidiary of EnLink Midstream, a new public holding company that will be controlled by Devon. CEI stockholders currently have the right to vote in the election of the CEI board of directors and other matters affecting CEI. When the Mergers occur, each CEI shareholder that receives EnLink Midstream common units will become a unitholder of EnLink Midstream with a percentage ownership of the combined organization that is much smaller than such stockholder’s percentage ownership of CEI. EnLink Midstream unitholders are not entitled to elect the directors of EnLink Midstream’s managing member and have only limited voting rights on matters affecting Enlink Midstream's business and, therefore, limited ability to influence management’s decisions regarding our business. Because of its control of EnLink Midstream and our general partner, as well as due to its significant ownership of us following the Contribution, Devon will have the ability to influence our management, policies and business in a manner that may differ from our past practice.
The closing of the Contribution and the Mergers would trigger a mandatory repurchase offer under the indenture governing our 2018 Notes and, in certain circumstances, our 2022 Notes.
The closing of the Contribution and the Mergers will trigger a mandatory repurchase offer under the indenture governing our 2018 Notes. Completion of the Contribution and the Mergers also could trigger a mandatory repurchase offer under the indenture governing our 2022 Notes if, within 90 days of the consummation of the transactions, we experience a rating downgrade of the 2022 Notes by either Moody’s or S&P. If we are unable to fund a repurchase of our 2018 Notes or, if necessary, our 2022 Notes, the counterparties may exercise their rights and remedies under the indentures, which could result in a default under our credit facility. Further, during the pendency of the proposed transactions, a decrease in Devon’s perceived creditworthiness may have an adverse effect on our perceived creditworthiness, possibly resulting in a downgrade of credit ratings, tightening of credit under our credit facility, inability to borrow funds under our new credit facility or increasing our borrowing costs.
Risks Inherent In Our Business
Our substantial indebtedness could limit our flexibility and adversely affect our financial health.
We have a substantial amount of indebtedness. As of December 31, 2013, we had approximately $1.12 billion of indebtedness outstanding primarily comprised of $725.0 million (including $7.8 million of original issue discount) of senior unsecured notes due in 2018 and $250.0 million of senior unsecured notes due in 2022. As of December 31, 2013, there was $155.0 million of borrowing and $59.7 million in outstanding letters of credit under our existing credit facility leaving approximately $420.3 million available for future borrowings and letters of credit based on a borrowing capacity of $635.0 million. However, the financial covenants in our existing credit facility limit the amount of funds that we can borrow. As of December 31, 2013, based on the financial covenants in our existing credit facility, we could borrow approximately $207.1 million of additional funds.
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
Due to our lack of asset diversification, adverse developments in our gathering, transmission, processing, crude oil, condensate, natural gas and NGL services businesses would materially impact our financial condition.
We rely exclusively on the revenues generated from our gathering, transmission, processing, crude oil, natural gas and condensate and NGL services businesses and as a result our financial condition depends upon prices of, and continued demand for, natural gas, NGLs and crude oil. Due to our lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

We must continually compete for crude oil, condensate and natural gas supplies, and any decrease in supplies of such commodities could adversely affect our financial condition and results of operations.
In order to maintain or increase throughput levels in our natural gas gathering systems and asset utilization rates at our processing plants and to fulfill our current sales commitments, we must continually contract for new natural gas product. We may not be able to obtain additional contracts for crude oil, condensate, natural gas and NGL supplies. The primary factors affecting our ability to connect new wells to our gathering facilities include our success in contracting for existing supplies that are not committed to other systems and the level of drilling activity near our gathering systems. If we are unable to maintain or increase the volumes on our systems by accessing new supplies to offset the natural decline in reserves, our business and financial results could be materially, adversely affected. In addition, our future growth will depend in part upon whether we can contract for additional supplies at a greater rate than the rate of natural decline in our current supplies.
Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil, condensate and natural gas reserves. Prolonged periods of low commodity prices may put downward pressure on future drilling activity which may result in lower volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to our systems and assets. Additional governmental regulation of, or delays in issuance of permits for, the offshore exploration and production industry may negatively impact current and future volumes from offshore pipelines supplying our processing plants. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A material decrease in production or in the level of drilling activity in our principal geographic areas for a prolonged period, as a result of depressed commodity prices or otherwise, likely would have a material adverse effect on our results of operations and financial position.
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
Growing our business by constructing new pipelines and processing facilities subjects us to risks that oil, natural gas or NGL supplies will not be available upon completion of the facilities and risks of construction delay and additional costs due to obtaining rights-of-way permits and complying with federal, state and local laws.
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
Construction of our major development projects subjects us to risks of construction delays, cost over-runs, limitations on our growth and negative effects on our operating results, liquidity and financial position.
We are engaged in the planning and construction of several major development projects, some of which will take a number of months before commercial operation, such as our Cajun-Sibon expansion project and the Bearkat processing facility project. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, complying with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, financial condition, results of operations and liquidity. The construction of pipelines and gathering and processing and fractionation facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and capital position could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.

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
We are a party to certain long-term gas sales commitments that we satisfy through supplies purchased under long-term gas purchase agreements. When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time the supplies that we have under contract may decline due to reduced drilling or other causes and we may be required to satisfy the sales obligations by buying additional gas or NGLs at prices that may exceed the prices received under the sales commitments. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could purchase more or less than contracted volumes. Any of these actions could cause our purchases and sales not to be balanced. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income.
We have made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect our margins or even result in losses. For example, we are a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. We buy gas for this contract on several different production-area indices on our NTPL and sell the gas into a different market area index. For the year ended December 31, 2013, we have recorded a loss of approximately $18.7 million on this contract, and we currently expect that we will record a loss of approximately $20.0 million to $24.0 million on this contract in 2014. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse. For additional information on this contract, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."
Our profitability is dependent upon prices and market demand for oil, condensate, natural gas and NGLs, which are beyond our control and have been volatile.
We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing component of our business. For the year ended December 31, 2013, approximately 9% of our total gross operating margin was generated under percent of liquids contracts. Under these contracts we receive a fee in the form of a percentage of the liquids recovered and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under these contracts are directly impacted by the market price of NGLs.
We also realize processing gross operating margins under processing margin (margin) contracts. For the year ended December 31, 2013 approximately 5.6% of our total gross operating margin was generated under processing margin contracts. We have a number of processing margin contracts for activities at our Plaquemine, Gibson and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost ("shrink") and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR. Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices. Although we do not currently have any processing margin contracts for our Blue Water and Eunice plants, we do have the opportunity to process liquids from wet gas flowing on the pipelines connected to these plants, as well as our other processing plants, when market pricing is favorable. Our Eunice and Blue Water plants are not profitable to operate unless market pricing is favorable.
We are also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of oil, condensate, natural gas and NGLs connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products will reduce the demand for our services and volumes on our systems.
In the past, the prices of oil, condensate, natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2013 ranged from a high of $110.53 per Bbl in September 2013 to a low of $86.68 per Bbl in April 2013. Weighted average NGL prices in 2013 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a high of $1.09 per gallon in September 2013 to a low of $0.84 per gallon in June 2013. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2013 ranged from a high of $4.52 per MMBtu in December 2013 to a low of $3.08 per MMBtu in January 2013.
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
We expect to encounter significant competition in any new geographic areas into which we seek to expand, and our ability to enter such markets may be limited.
If we expand our operations into new geographic areas, we expect to encounter significant competition for natural gas, condensate, NGLs and crude oil supplies and markets. Competitors in these new markets will include companies larger than us, which have both lower cost of capital and greater geographic coverage, as well as smaller companies, which have lower total cost structures. As a result, we may not be able to successfully develop acquired assets and markets located in new geographic areas and our results of operations could be adversely affected.
The terms of our credit facility and indentures may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.
Our credit agreement governing our existing credit facility and the indentures governing our senior notes contain, and our new credit facility and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. Our existing debt agreements include covenants that, among other things, restrict our ability to:

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
A breach of any of these covenants could result in an event of default under our credit facility and indentures. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If we are unable to repay the accelerated debt under our existing credit facility, the lenders under our existing credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our existing credit facility. If indebtedness under our credit facility or indentures is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
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
We offer pipeline, truck, rail and barge services. Significant delays, inclement weather or increased costs affecting these transportation methods could materially affect our operations and earnings.
We offer pipeline, truck, rail and barge services. The costs of conducting these services could be negatively affected by factors outside of our control, including rail service interruptions, new laws and regulations, rate increases, tariffs, rising fuel costs or capacity constraints. Inclement weather, including hurricanes, tornadoes, snow, ice and other weather events, can negatively impact our distribution network. In addition, rail, truck or barge accidents involving the transportation of hazardous materials could result in significant claims arising from personal injury, property damage and environmental penalties and remediation.
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

In particular, our ability to renew or replace our existing contracts with industrial end-users and utilities impacts our profitability. For the year ended December 31, 2013, approximately 51% of our sales of gas that was transported using our physical facilities were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities may be reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price.
We depend on certain key customers, and the loss of any of our key customers could adversely affect our financial results.
We derive a significant portion of our revenues from contracts with key customers. To the extent that these and other customers may reduce volumes of natural gas purchased or transported under existing contracts, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers. In addition, certain agreements with key customers provide for minimum volumes of natural gas, NGLs or natural gas services that require the customer to transport, process or purchase until the expiration of the term of the applicable agreement, subject to certain force majeure provisions. Customers may default on their obligations to transport, process or purchase the minimum volumes of natural gas, NGLs or natural gas services required under the applicable agreements.
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
We cannot predict whether any additional legislation or regulations will be enacted and, if so, what the provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process constraints for our suppliers and customers that could reduce the volumes of natural gas that move through our gathering systems which could materially adversely affect our revenue and results of operations.
Transportation on certain of our natural gas pipelines is subject to federal and state rate and service regulation, which could limit the revenues we collect from our customers and adversely affect the cash available for distribution to our unitholders. The imposition of regulation on our currently unregulated natural gas pipelines also could increase our operating costs and adversely affect the cash available for distribution to our unitholders.
The rates, terms and conditions of service under which we transport natural gas in our pipeline systems in interstate commerce are subject to FERC regulation under Section 311 of the Natural Gas Policy Act and the rules and regulations promulgated under that statute. Under these regulations, we are required to justify our rates for interstate transportation service on a cost-of-service basis every five years. Our intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Should FERC or any of these state agencies determine that our rates for Section 311 transportation service or intrastate transportation service should be lowered, our business could be adversely affected.
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
Transportation on our liquids pipelines is subject to federal rate and service regulation, which could limit the revenues we collect from our customers and adversely affect the cash available for distribution to our unitholders.
Our liquids transportation pipelines in the Ohio River Valley and the Cajun-Sibon NGL pipeline, which went into service in November 2013, are subject to regulation by FERC under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates and terms and conditions of service for interstate service on liquids pipelines be just, reasonable and not unduly discriminatory or preferential. The ICA also requires that such rates and terms and conditions be set forth in tariffs filed with FERC. The ICA permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rates are unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rates during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Under certain circumstances, FERC could limit our ability to set rates based on our costs or could order us to reduce our rates and could require the payment of reparations to complaining shippers for up to two years prior to the date of the complaint. FERC also has the authority to change our terms and conditions of service if it determines that they are unjust and unreasonable or unduly discriminatory or preferential.
As we acquire, construct and operate new liquids assets and expand our liquids transportation business segment, the classification and regulation of our liquids transportation services are subject to ongoing assessment and change based on the services we provide and determinations by FERC and the courts. Such changes may subject additional services we provide to regulation by FERC, which could increase our operating costs, decrease our rates and adversely affect our business.
We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.
The states in which we conduct operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968. These standards only apply to certain natural gas gathering lines based on the gathering line's operating pressure and proximity to people. Because of their pressure and location, substantial portions of our gathering facilities are not regulated under that statute. The gathering line exemptions, however, may be revised in the future and place more of our gathering facilities under jurisdiction of the DOT. Nonetheless, our natural gas transmission pipelines are subject to regulation by the DOT. In response to pipeline accidents in other parts of the country, Congress and the DOT, through PHMSA, have passed or are considering heightened pipeline safety requirements that may be applicable to gathering lines. As a result, our pipeline facilities are subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.
At the state level, several states have passed legislation or promulgated rulemaking addressing pipeline safety. Compliance with pipeline integrity and other pipeline safety regulations issued by DOT or those issued by the Texas Railroad Commission, or TRRC, could result in substantial expenditures for testing, repairs and replacement. TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately at $1.6 million, $1.4 million, and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect the costs for compliance with TRRC and DOT regulations to be approximately $2.1 million during 2014. If our pipelines fail to meet the safety standards mandated by the TRRC or the DOT regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced maximum allowable operating pressure, the cost of which cannot be estimated at this time.
In addition, our liquids transportation pipelines are subject to regulation by the DOT, through PHMSA, pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended by the Pipeline Safety Improvement Act of 2002, and reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. PHMSA has adopted regulations requiring hazardous liquid pipeline operators to develop and implement integrity management programs for pipeline segments that, in the event of a leak or rupture, could affect “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area.
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
Failure to comply with existing or new environmental laws or regulations or an accidental release of hazardous substances, hydrocarbons or wastes into the environment may cause us to incur significant costs and liabilities.
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
There is inherent risk of the incurrence of significant environmental costs and liabilities in our business due to our handling of natural gas, crude oil and other petroleum substances, our brine disposal operations, air emissions related to our operations, historical industry operations, waste disposal practices and the prior use of natural gas flow meters containing mercury. For example, we operate brine disposal wells in Ohio and West Virginia and may gather brine from surrounding states. These wells are regulated under the federal Safe Drinking Water Act (SDWA) as Class II wells and under state laws. State laws and regulations that govern these operations can be more stringent than the federal SDWA, such as the Ohio Department of Natural Resources rules which took effect October 1, 2012. These rules imposed new, more stringent environmentally responsible standards for the permitting and operating of brine disposal wells, including extensive review of geologic data and use of state of the art technology. They apply to new disposal wells and, as applicable, to existing wells. The Ohio Department of Natural Resources also imposes requirements on the transportation and disposal of brine. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may incur material environmental costs and liabilities. Furthermore, our insurance may not provide sufficient coverage in the event an environmental claim is made against us.
In addition, state and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors.  When caused by human activity, such events are called induced seismicity.  Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity.  To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs and restrictions on our brine disposal operations.
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

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and NGL fractionation plants, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations, could adversely affect our performance of operations in the absence of any permits that may be required to regulate emission of GHGs or could adversely affect demand for the natural gas we gather, process or otherwise handle in connection with our services.
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance.
Our operations are subject to the many hazards inherent in the gathering, compressing, processing, transporting, fractionating, disposal and storage of natural gas, NGLs, condensate, crude oil and brine, including:

•	damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction and farm equipment;

•	leaks of natural gas, NGLs, crude oil and other hydrocarbons;

•	induced seismicity;

•	rail accidents, barge accidents and truck accidents; and

•	fires and explosions.
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
Our operations expose us to fluctuations in commodity prices, and our credit facility exposes us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce our exposure to short-term volatility in commodity prices. As of December 31, 2013, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices. Although we do not currently have any financial instruments to eliminate our exposure to interest rate fluctuations, we may use financial instruments in the future to offset our exposure to interest rate fluctuations.
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
A default under CEI’s Subsidiary’s credit facility could have an adverse effect on the price of our common units and could result in a change of control of our general partner.

A subsidiary of CEI, has entered into a credit facility that is initially secured by a first priority lien on 10,700,000 of our common units and that is guaranteed by CEI. A decline in the price of our common units could require CEI to pledge additional common units or to sell common units that it owns (directly or indirectly) in an expedited manner. Although we are not a party to this credit facility, if a default under such credit facility were to occur, the lenders could foreclose on the pledged units and/or CEI may be forced to sell its assets, including its interest in our general partner or the remaining common units owned by it, to fund any repayment obligations. Any such sale of our common units that it owns (directly or indirectly) could have an adverse effect on the market price of our common units. In addition, any sale by CEI of our general partner would allow the new owner of our general partner to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by the board of directors and officers. Moreover, any change of control of our general partner (i) would permit the lenders under our credit facility to declare all amounts thereunder immediately due and payable and (ii) may permit the holders of the two outstanding series of our senior unsecured notes to require us to repurchase such notes. If any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

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

Risks Inherent in an Investment in the Partnership
Cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves.
Because distributions on our units are dependent on the amount of cash we generate, distributions may fluctuate based on our performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of our general partner. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.
We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;

•	the prices of, levels of production of and demand for oil, natural gas, condensate and NGLs;

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

Crosstex Energy, Inc., or CEI, controls our general partner and owned a 15.0% fully diluted limited partner interest in us as of December 31, 2013. Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor its own interests.
As of December 31, 2013, CEI indirectly owned an aggregate fully diluted limited partner interest of approximately 15.0% in us. In addition, CEI owns and controls our general partner. Due to its control of our general partner and the size of its limited partner interest in us, CEI effectively controls all limited partnership decisions, including any decisions related to the removal of our general partner. Conflicts of interest may arise in the future between CEI and its affiliates, including our general partner, on the one hand, and our partnership, on the other hand. As a result of these conflicts our general partner may favor its own interests and those of its affiliates over our interests. These conflicts include, among others, the following situations:
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
Furthermore, if unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The general partner generally may not be removed except upon the vote of the holders of 662/3% of the outstanding units voting together as a single class. Affiliates of the general partner controlled approximately 15.0% of all the limited partner units as December 31, 2013.
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
We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year if the termination occurs on a day other than December 31. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder who has adopted a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder's taxable income for the year of termination. Our termination would cause us to be treated as a new partnership for tax purposes for which we must make new tax elections, and we could be subject to penalties if we were to fail to recognize and properly report on our tax return that a termination occurred.
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
Tax Treatment of Income Earned Through C Corporation Subsidiaries
A material portion of our taxable income is earned through C corporation subsidiaries. Such C corporation subsidiaries are subject to federal income tax on their taxable income at the corporate tax rate, which is currently a maximum of 35%, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation subsidiary will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such subsidiary. As of January 1, 2014, the maximum federal income tax rate applicable to such dividend income which is allocable to individuals is 20%. An individual unitholder's share of dividend and interest income from our C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholder's share of our other losses or deductions.
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

At times, our gas-utility and common carrier subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain. As a result, we (or our subsidiaries) are party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by our gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value, if any, of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, we do not expect that awards in these matters will have a material adverse impact on our consolidated results of operations or financial condition.
From time to time, owners of property located near our processing facilities or compression facilities file lawsuits against us. These suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. We have appealed the matter and have posted a bond to secure the judgment pending its resolution. We have accrued a $2.0 million liability related to this matter. Although it is not possible to predict the ultimate outcomes of these matters, we do not expect that awards in these matters will have a material adverse impact on our consolidated results of operations or financial condition.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on The NASDAQ Global Select Market under the symbol "XTEX". On February 19, 2014, the closing market price for the common units was $29.94 per unit and there were approximately 26,763 record holders and beneficial owners (held in street name) of our common units. For equity compensation plan information, see discussion under "Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information."
The following table shows (i) the high and low closing sales prices per common unit, as reported by The NASDAQ Global Select Market and (ii) the amount of our quarterly distributions for the periods indicated.

	Range		Cash Distribution Declared Per Unit(a)
	High	Low
2013:
Quarter Ended December 31	$29.50	$19.29	$0.36
Quarter Ended September 30	22.05	18.22	0.34
Quarter Ended June 30	21.89	17.63	0.33
Quarter Ended March 31	18.58	14.70	0.33
2012:
Quarter Ended December 31	$16.40	$13.51	$0.33
Quarter Ended September 30	17.01	13.91	0.33
Quarter Ended June 30	18.00	14.58	0.33
Quarter Ended March 31	17.27	16.40	0.33
_______________________________________________________________________________

(a)
For each quarter in which a distribution was paid, an identical cash distribution was paid on all outstanding preferred units for first three quarters of 2012, and a distribution based on the same distribution rate was paid through the issuance of additional preferred units ("paid-in-kind") on all outstanding preferred units for the fourth quarter of 2012 and all of 2013.

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
Our ability to distribute available cash is contractually restricted by the terms of our existing credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. Under our existing credit facility, we are prohibited from making any distributions if the distribution would cause an event of default, or an event of default is existing, under our credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Description of Indebtedness."
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
On January 19, 2010, we issued approximately $125.0 million of Series A Convertible Preferred Units (the "preferred units") to an affiliate of Blackstone/GSO Capital Solutions under exemption Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The preferred units were convertible into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. Holders of the preferred units were entitled to receive quarterly cash distributions with a value equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders. Such distributions were paid in cash during 2010 through the second quarter of 2012.
Beginning in the third quarter of 2012 through the fourth quarter of 2013, the quarterly distributions on the preferred units were paid-in-kind resulting in the issuance of 2,389,250 additional preferred units with the last distribution paid-in-kind on February 12, 2014. All future quarterly preferred unit quarterly distributions will be paid in cash.
We had the right to force conversion of the preferred units if (i) the daily volume weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion, and (ii) the average trading volume of common units exceeds a specified number of common units (the “trading volume threshold”) for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion. On February 27, 2014, the board of directors of our general partner amended our partnership agreement to reduce the trading volume threshold from 250,000 common units to 215,000, and on that same date we delivered a notice of conversion of all outstanding preferred units.
For a discussion regarding our issuance of our senior unsecured notes, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness."

Item 6.    Selected Financial Data
The following table sets forth selected historical financial and operating data of Crosstex Energy, L.P. as of and for the dates and periods indicated. Financial and operating data related to the July 2012 acquisition of our ORV assets is included for the years ended December 31, 2013 and 2012. The selected historical financial data are derived from the audited consolidated financial statements of Crosstex Energy, L.P. and should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Crosstex Energy, L.P. Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Midstream	$1,943,239	$1,791,288	$2,013,942	$1,792,676	$1,583,551
Operating costs and expenses:
Purchased gas, NGLs and crude oil	1,546,987	1,397,530	1,638,777	1,454,376	1,272,329
Operating expenses	150,346	130,882	111,778	105,060	110,394
General and administrative	68,061	61,308	52,801	48,414	59,854
(Gain) loss on sale of property	(1,055)	(342)	264	(13,881)	(666)
(Gain) loss on derivatives	2,304	1,006	7,776	9,100	(2,994)
Impairments	72,576	—	—	1,311	2,894
Depreciation and amortization	140,026	162,226	125,284	111,551	119,088
Total operating costs and expenses	1,979,245	1,752,610	1,936,680	1,715,931	1,560,899
Operating income (loss)	(36,006)	38,678	77,262	76,745	22,652
Other income (expense):
Interest expense, net	(76,219)	(86,521)	(79,233)	(87,035)	(95,078)
Loss on extinguishment of debt	—	—	—	(14,713)	(4,669)
Equity in income of limited liability company	46	3,250	—	—	—
Other income	1,367	5,053	707	295	1,400
Total other expense	(74,806)	(78,218)	(78,526)	(101,453)	(98,347)
Loss from continuing operations before non-controlling interest and income taxes	(110,812)	(39,540)	(1,264)	(24,708)	(75,695)
Income tax provision	(2,337)	(725)	(1,126)	(1,121)	(1,790)
Loss from continuing operations, net of tax	(113,149)	(40,265)	(2,390)	(25,829)	(77,485)
Loss from discontinued operations, net of tax	—	—	—	—	(1,796)
Gain from sale of discontinued operations, net of tax	—	—	—	—	183,747
Discontinued operations	—	—	—	—	181,951

	Crosstex Energy, L.P. Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per unit data)
Net income (loss)	(113,149)	(40,265)	(2,390)	(25,829)	104,466
Less: Net income (loss) from continuing operations attributable to the non-controlling interest	—	(163)	(48)	19	60
Net income (loss) attributable to Crosstex Energy, L.P.	$(113,149)	$(40,102)	$(2,342)	$(25,848)	$104,406
Preferred interest in net income attributable to Crosstex Energy, L.P.	$35,977	$20,779	$18,088	$13,750	$—
Beneficial conversion feature attributable to preferred units	$—	$—	$—	$22,279	$—
General partner interest in net income (loss)	$(2,721)	$(534)	$(732)	$(4,371)	$(819)
Limited partners' interest in net income (loss) attributable to Crosstex Energy, L.P.	$(146,405)	$(60,347)	$(19,698)	$(57,506)	$105,225
Income (loss) per unit from continuing operations:
Basic and diluted common unit	$(1.71)	$(1.01)	$(0.38)	$(1.12)	$(2.18)
Senior subordinated unit	$—	$—	$—	$—	$8.85
Distributions declared per limited partner unit	$1.36	$1.32	$1.23	$0.51	$—
Balance Sheet Data (end of period):
Working capital deficit	$(16,805)	$(18,323)	$(22,596)	$(17,640)	$(50,320)
Property and equipment, net	1,854,249	1,471,248	1,241,901	1,215,104	1,279,060
Total assets	2,759,336	2,422,589	1,955,331	1,984,940	2,069,181
Long-term debt (including current maturities)	1,122,202	1,036,305	798,409	718,570	873,702
Capital lease obligations (including current maturities)	21,988	25,257	28,367	31,327	23,799
Partners' equity including non- controlling interest	1,206,692	1,009,081	900,459	976,936	893,282
Cash Flow Data:
Net cash flow provided by (used in)(1):
Operating activities	$95,155	$103,896	$143,572	$87,187	$80,978
Investing activities	(481,137)	(490,283)	(132,094)	14,638	379,874
Financing activities	385,915	362,368	(5,032)	(84,907)	(461,709)
Non-GAAP Financial Measures:
Gross operating margin(2)	$396,252	$393,758	$375,165	$338,300	$311,222
Adjusted EBITDA(3)(4)	$214,876	$214,089	$214,028	$186,880	$158,682
Operating Data:
Pipeline throughput (MMBtu/d)	1,515,000	1,943,000	2,037,000	1,971,000	2,040,000
Natural gas processed (MMBtu/d)	1,036,000	1,350,000	1,325,000	1,366,000	1,235,000
NGL Fractionation (Gals/d) (5)	1,473,000	1,359,000	1,109,000	922,000	686,000
Crude Oil Handling (BBls/d)(6)	12,000	11,800	—	—	—
Brine Disposal (Bbls/d)(6)	7,000	7,800	—	—	—
_______________________________________________________________________________

(1)	Cash flow data includes cash flows from discontinued operations.

(2)	Gross operating margin is defined as revenue minus cost of purchased gas, NGLs and crude oil.

(3)
Adjusted EBITDA is defined as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions, distribution from limited liability company, non-controlling interest, certain severance and exit expenses and accrued expense of legal judgment under appeal; less (income) loss from discontinued operations, gain (loss) on sale of property and equity in income of limited liability company.

(4)	Adjusted EBITDA for the year ended December 31, 2009 is from continuing operations.

(5)	Includes Cajun Sibon NGL volumes, which are transported to our southern Louisiana assets for fractionation.

(6)	Crude oil handling and brine disposal volumes for the year ended December 31, 2012 include a daily average for July 2012 through December 2012, the six-month period these assets were operated by us.
Non-GAAP Financial Measures
We include the following non-GAAP financial measures in this report: adjusted EBITDA and gross operating margin.
We define adjusted EBITDA as net income plus interest expense, provision for income taxes and depreciation and amortization expense, impairments, stock-based compensation, loss on extinguishment of debt, (gain) loss on noncash derivatives, transaction costs associated with successful transactions, distribution from limited liability company, non-controlling interest, certain severance and exit expenses; and accrued legal judgment under appeal; less (income) loss from discontinued operations, gain (loss) on sale of property and equity in income of limited liability company. Our adjusted EBITDA is used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others to assess:

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
Adjusted EBITDA is one of the critical inputs into the financial covenants within our credit facility. The rates we pay for borrowings under our existing credit facility are determined by the ratio of our debt to adjusted EBITDA.
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

The following table provides a reconciliation of adjusted EBITDA to net income (loss):

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income (loss) attributable to Crosstex Energy, L.P.	$(113,149)	$(40,102)	$(2,342)	$(25,848)	$104,406
Interest expense	76,219	86,521	79,233	87,035	95,078
Depreciation and amortization	140,026	162,226	125,284	111,551	119,088
Impairment	72,576	—	—	1,311	2,894
Equity in income of limited liability company	(46)	(3,250)	—	—	—
Loss on extinguishment of debt	—	—	—	14,713	4,669
Distribution from limited liability company	17,468	—	—	—	—
(Gain) loss on sale of property	(1,055)	(342)	264	(13,881)	(666)
Stock-based compensation	14,170	9,207	7,308	9,276	8,742
Loss from discontinued operations, net of tax	—	—	—	—	1,796
Gain on sale of discontinued operations, net of tax	—	—	—	—	(183,747)
Other(a)	8,667	(171)	4,281	2,723	6,422
Adjusted EBITDA(b)	$214,876	$214,089	$214,028	$186,880	$158,682
_______________________________________________________________________________

(a)
Includes financial derivatives marked-to-market; income taxes; transaction costs associated with successful transactions; non-controlling interest; certain severance and exit expenses and accrued expense of a legal judgment under appeal (as allowed for adjustment under our credit facility).

(b)	Adjusted EBITDA for the year ended December 31, 2009 is from continuing operations.
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
The following table provides a reconciliation of gross operating margin to operating income (loss):

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Total gross operating margin	$396,252	$393,758	$375,165	$338,300	$311,222
Add (deduct):
Operating expenses	(150,346)	(130,882)	(111,778)	(105,060)	(110,394)
General and administrative expenses	(68,061)	(61,308)	(52,801)	(48,414)	(59,854)
Gain (loss) on sale of property	1,055	342	(264)	13,881	666
Gain (loss) on derivatives	(2,304)	(1,006)	(7,776)	(9,100)	2,994
Depreciation, amortization and impairments	(212,602)	(162,226)	(125,284)	(112,862)	(121,982)
Operating income (loss)	$(36,006)	$38,678	$77,262	$76,745	$22,652

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
Overview
We are a Delaware limited partnership formed on July 12, 2002. We primarily focus on providing midstream energy services, including gathering, transmission, processing, and fractionation and marketing to producers of natural gas, natural gas liquids (NGLs), crude oil and condensate. We also provide crude oil, condensate and brine services to producers. Our midstream energy asset network includes approximately 3,600 miles of pipelines, nine natural gas processing plants, four fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks. We manage and report our activities primarily according to geography. We have five reportable segments: (1) South Louisiana processing, crude and NGL, or PNGL, which includes our processing and NGL assets in South Louisiana; (2) Louisiana, or LIG, which includes our pipelines and processing plants located in Louisiana; (3) North Texas, or NTX, which includes our activities in the Barnett Shale and the Permian Basin; (4) Ohio River Valley, or ORV, which includes our activities in the Utica and Marcellus Shales; and (5) Corporate Segment, or Corporate, which includes our equity investment in Howard Energy Partners, or HEP, in the Eagle Ford Shale and our general partnership property and expenses.
We manage our operations by focusing on gross operating margin because our business is generally to purchase and resell natural gas, NGLs, crude oil and condensate for a margin or to gather, process, transport or market natural gas, NGLs, crude oil and condensate for a fee. In addition, we earn a volume based fee for brine disposal services. We define gross operating margin as operating revenue minus cost of purchased gas, NGLs, condensate and crude oil. Gross operating margin is a non-generally accepted accounting principle, or non-GAAP, financial measure and is explained in greater detail under "Non-GAAP Financial Measures" under "Item 6. Selected Financial Data."
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
We have recorded a loss of approximately $18.7 million during the year ended December 31, 2013 on the Delivery Contract. We currently expect that we will record a loss of approximately $20.0 million to $24.0 million during the year ending December 31, 2014. This estimate is based on forward prices, basis spreads and other market assumptions as of December 31, 2013. These assumptions are subject to change if market conditions change during 2014 and actual results under the Delivery Contract in 2014 could be substantially different from our current estimates, which may result in a greater loss than currently estimated.
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
Our Business Strategy
Our business strategy consists of two overarching objectives, which are to maximize earnings and growth of our existing businesses and enhance the scale and diversification of our assets.
As part of enhancing our scale and diversification, we have concentrated on expanding our NGL business, growing a crude oil and condensate business and developing our gas processing and transportation business in rich gas areas. We believe increasing our scale and diversification will strengthen us as a company because we believe it will lead to less reliance on any single geographic area, provide us with a better balance between business driven by crude oil and natural gas, offer us greater opportunities from a broader asset base and provide us with more sustainable fee-based cash flows.
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

Devon Energy Transaction
On October 21, 2013, the Partnership and the Operating Partnership entered into a Contribution Agreement (the “Contribution Agreement”) with Devon Energy Corporation (“Devon”) and certain of its wholly-owned subsidiaries pursuant to which two of Devon’s subsidiaries would contribute to the Operating Partnership 50% of the outstanding equity interests in EnLink Midstream Holdings, LP (formerly known as Devon Midstream Holdings, L.P.), a wholly-owned subsidiary of Devon referred to herein as "Midstream Holdings," and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC (formerly known as Devon Midstream Holdings GP, L.L.C.), the general partner of Midstream Holdings (“Midstream Holdings GP” and, together with Midstream Holdings and their subsidiaries, the “Midstream Group Entities”), in exchange for the issuance by the Partnership of 120,542,441 units representing a new class of limited partnership interests in the Partnership (collectively, the “Contribution”) with a value of approximately $2.4 billion based on the volume weighted average closing prices of our common units for the 20 trading days prior to the announcement of the transaction. Upon completion of the Contribution, Devon and its affiliates will own approximately 53% of the limited partner interests in the Partnership, with approximately 39% of the outstanding limited partner interests held by the Partnership's public unitholders and approximately 7% of the outstanding limited partner interests (and the approximate 1% general partner interest) held indirectly by EnLink Midstream (as defined below).
The Midstream Group Entities own Devon’s midstream assets in the Barnett Shale in North Texas, the Cana and Arkoma Woodford Shales in Oklahoma and Devon’s interest in Gulf Coast Fractionators in Mont Belvieu, Texas. These assets consist of natural gas gathering and transportation systems, natural gas processing facilities and NGL fractionation facilities located in Texas and Oklahoma. Midstream Holdings' primary assets consist of three processing facilities with 1.3 Bcf/d of natural gas processing capacity, approximately 3,685 miles of pipelines with aggregate capacity of 2.9 Bcf/d and fractionation facilities with up to 160 MBbls/d of aggregate NGL fractionation capacity.
In connection with the Contribution Agreement, CEI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon and certain of its wholly-owned subsidiaries, EnLink Midstream, LLC (formerly known as New Public Rangers, L.L.C.), a holding company newly formed by Devon (“EnLink Midstream”), Rangers Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream (“Rangers Merger Sub”), and Boomer Merger Sub, Inc., a wholly-owned subsidiary of EnLink Midstream (“Boomer Merger Sub”), pursuant to which Rangers Merger Sub will merge with and into CEI, and Boomer Merger Sub will merge with and into Acacia Natural Gas Corp I, Inc., a wholly-owned subsidiary of Devon ("New Acacia") (collectively, the “Mergers”), with CEI and New Acacia surviving as wholly-owned subsidiaries of EnLink Midstream. New Acacia owns the remaining 50% limited partner interest in Midstream Holdings. Devon will own the managing member of EnLink Midstream, and EnLink Midstream will indirectly own 100% of our general partner.
The closing of the Contribution is subject to the satisfaction of a number of conditions, including, but not limited to, the closing of the Mergers. The Merger is subject to customary closing conditions, including the approval of the proposal to adopt the merger agreement by the holders of at least 67% of the issued and outstanding shares of CEI's common stock entitled to vote as of the record date for the special meeting. The special meeting is scheduled to take place on March 7, 2014. The Contribution Agreement also contains customary termination provisions and will automatically terminate upon any termination of the Merger Agreement.
Recent Developments
Cajun-Sibon Phases I and II. In Louisiana, we are transforming our business that historically has been focused on processing offshore natural gas to a business that is focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs.  The Louisiana petrochemical market historically has relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure.  Cajun-Sibon Phases I and II will work to bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region.

We began this transformation by restarting our Eunice fractionator during 2011 at a rate of 15,000 Bbls/d of NGLs. We expanded the Eunice fractionator to a rate of 55,000 Bbls/d with Cajun-Sibon Phase I. Phase I of our pipeline extension project was completed in November 2013 and connects Mont Belvieu supply lines in east Texas to Eunice, providing a direct link to our fractionators in south Louisiana markets.  The Phase I Eunice fractionator expansion, which also was completed in early November 2013, has increased our interconnected fractionation capacity in Louisiana to approximately 97,000 Bbls/d of raw-make NGLs.
The Phase I expansion added 130-miles of 12-inch diameter pipeline to our existing 440-mile Cajun-Sibon NGL pipeline system, connecting Mont Belvieu to our Eunice fractionator. The pipeline currently has a capacity of 70,000 Bbls/d for raw make NGLs. The Phase I NGL pipeline extension originates from interconnects with major Mont Belvieu supply pipelines and provides connections for NGLs from the Permian Basin, Barnett Shale, Eagle Ford and other areas to our NGL fractionation facilities and key NGL markets in south Louisiana. Phase I is anchored by a five year ethane sales agreement with Williams

Olefins, a subsidiary of the Williams Companies, and a five year natural gasoline sales agreement with another company. We have entered into contracts of various lengths for all other purity products.
We have commenced construction of Cajun-Sibon Phase II which will further enhance our Louisiana NGL business with significant additions to the Cajun-Sibon Phase I infrastructure including further fractionation expansion. Phase II will include the addition of four pumping stations, totaling 13,400 horsepower, that will facilitate increasing NGL supply capacity from Phase I's 70,000 Bbls/d to 120,000 Bbls/d; the construction of a new 100,000 Bbls/d fractionator at the Plaquemine gas processing plant site; the conversion of our Riverside fractionator to a butane-and-heavier facility; and the construction of 57 miles of NGL pipeline that will originate at the Eunice fractionator and connect to the new Plaquemine fractionator, which will provide optionality to move purity products around the Louisiana-liquids market. We will also construct a 32-mile, 16-inch diameter extension of LIG's Bayou Jack lateral, which will provide gas services to customers in the Mississippi River corridor, replacing the conversion of supply lines that we currently use for liquid service. We expect Phase II will be in service during the second half of 2014.
Phase II is anchored by 10-year sales agreements with Dow Hydrocarbons and Resources, or Dow, to deliver up to 40,000 Bbls/d of ethane and 25,000 Bbls/d of propane produced at our new Plaquemine fractionator into Dow's Louisiana pipeline system. We will also deliver 70,000 MMBtu/d of natural gas to Dow's Plaquemine facility.
We believe the Cajun-Sibon project not only represents a tremendous growth step by leveraging our Louisiana assets but that it also creates a significant platform for continued growth of our NGL business. We believe this project, along with our existing assets, will provide a number of additional opportunities to grow this business, including expanding market optionality and connectivity, upgrading products, expanding rail imports, exporting NGLs and expanding fractionation and product storage capacity.
Bearkat Natural Gas Gathering and Processing System. In the fourth quarter of 2013, we commenced construction of a new natural gas processing complex and rich gas gathering pipeline system in the Permian Basin. The initial construction included treating, processing and gas takeaway solutions for regional producers. The project, which will be fully owned by us, is supported by a 10-year, fee-based contract.
The new-build processing complex, called Bearkat, will be strategically located near our existing Deadwood joint venture assets in Glasscock County, Texas. The processing plant will have an initial capacity of 60 MMcf/d, increasing our total operated processing capacity in the Permian to approximately 115 MMcf/d. We will also construct a 30-mile high-pressure gathering system upstream of the Bearkat complex to provide additional gathering capacity for producers in Glasscock and Reagan Counties. The entire project is scheduled to be completed in the second half of 2014.
Permian Pipeline Extension Project. In February 2014, the Partnership entered into an agreement to construct a new 35-mile, 12-inch diameter high-pressure pipeline that will provide critical gathering capacity for the aforementioned Bearkat natural gas processing complex. The pipeline will have a capacity of approximately 100 MMcf/d and will provide gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. Right-of-way acquisition is underway, and the pipeline is expected to be operational in the second half of 2014.
Riverside Crude Facility Expansion. In June 2013, we completed the Phase II expansion of our Riverside facility located on the Mississippi River in southern Louisiana. The Riverside facility’s capacity to transload crude oil and condensate from railcars to our barge facility increased to approximately 15,000 Bbls/d of crude oil and condensate. Phase II additions to the Riverside facility include a 100,000 barrel above-ground crude oil and condensate storage tank, a rail spur with a 26-spot crude railcar unloading rack and a crude oil and condensate offloading facility with pumps and metering as well as a truck unloading bay. As part of the Phase II expansion, the Riverside facility was modified so that sour crude can be unloaded in addition to sweet crude.

Issuance of Common Units. In January 2013, the Partnership issued 8,625,000 common units representing limited partner interests in the Partnership at a public offering price of $15.15 per common unit for net proceeds of $125.5 million. Concurrently with the public offering in a privately negotiated transaction, the Partnership issued 2,700,000 common units representing limited partner interests in the Partnership at an offering price of $14.55 per unit for net proceeds of $39.3 million. In June 2013, the Partnership issued 8,280,000 common units representing limited partner interests in the Partnership (including 1,080,000 common units issued pursuant to the exercise of the underwriters' option to purchase additional common units) at a public offering price of $20.33 per common unit for net proceeds of $162.0 million. The net proceeds from the common unit offerings were used for capital expenditures for capital projects, including the Cajun-Sibon natural gas liquids pipeline expansion, to repay bank borrowings and for general partnership purposes.

In March 2013, we entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, we could from time to time through BMOCM, as our sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and us.

In May 2013, we entered into an Equity Distribution Agreement ("Replacement EDA") with BMOCM. This Replacement EDA replaced the previous EDA. Pursuant to the terms of the Replacement EDA, we could from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and us.

Through December 31, 2013, we sold an aggregate of 1,181,628 common units and 3,348,213 common units under the EDA and Replacement EDA, respectively, generating proceeds of approximately $20.9 million and $72.3 million (net of approximately $0.3 million and $0.9 million of commissions to BMOCM), respectively. We used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness. We exhausted our capacity under the Replacement EDA on January 3, 2014.

Other Developments.  HEP is continuing to expand its midstream assets in the Eagle Ford Shale in south Texas.  We contributed an additional $30.6 million to HEP during the year ended December 31, 2013 to fund our 30.6% share of HEP’s expansion costs. In December 2013, Alinda Capital Partners acquired a 59% capital interest in HEP from Quanta Capital Solutions and GE Energy Financial Services.   We also received cash distributions totaling $17.5 million from HEP during the year ended December 31, 2013.

Commodity Price Risk
We are subject to significant risks due to fluctuation in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. Processing margin and percent of liquids contracts are two types of contracts under which the we process gas and are exposed to commodity price risk. For the year ended December 31, 2013, approximately 9.0% of our processed gas arrangements, based on gross operating margin, were processed under POL contracts. A portion of the volume of inlet gas at our south Louisiana and north Texas processing plants is settled under POL agreements. Under these contracts we receive a fee in the form of a percentage of the liquids recovered and the producer bears all the costs of the natural gas volumes lost ("shrink"). Accordingly, our revenues under these contracts are directly impacted by the market price of NGLs.
We also realize processing gross operating margin under margin contracts and spot purchases. For the year ended December 31, 2013, approximately 5.6% of our processed gas arrangements, based on gross operating margin, was processed under margin contracts and spot purchases. We have a number of margin contracts on our Plaquemine, Gibson, Eunice, Blue Water and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas shrink and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR.
We are also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of natural gas, NGLs and crude oil connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products could reduce the demand for our services and volumes on our systems.
In the past, the prices of oil, natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2013 ranged from a high of $110.53 per Bbl in September 2013 to a low of $86.68 per Bbl in April 2013. Weighted average NGL prices in 2013 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a high of $1.09 per gallon in September 2013 to a low of $0.84 per gallon in June 2013. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2013 ranged from a high of $4.52 per MMBtu in December 2013 to a low of $3.08 per MMBtu in January 2013.
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

Results of Operations
Set forth in the table below is certain financial and operating data for the periods indicated, which includes our 2012 acquisition of the ORV assets from date of acquisition and excludes financial and operating data deemed discontinued operations. We manage our operations by focusing on gross operating margin, which we define as revenues minus cost of purchased gas, NGLs and crude oil as reflected in the table below.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
LIG Segment
Revenues	$580.3	$786.9	$939.3
Purchased gas and NGLs	(495.8)	(678.2)	(809.5)
Total gross operating margin	$84.5	$108.7	$129.8
NTX Segment
Revenues	$394.0	$365.5	$432.6
Purchased gas and NGLs	(229.7)	(180.1)	(262.7)
Total gross operating margin	$164.3	$185.4	$169.9
PNGL Segment
Revenues	$872.4	$998.2	$910.9
Purchased gas and NGLs	(778.0)	(924.2)	(835.4)
Total gross operating margin	$94.4	$74.0	$75.5
ORV Segment
Revenues	$280.8	$108.0	$—
Purchased crude oil and condensate	(227.7)	(82.3)	—
Total gross operating margin	$53.1	$25.7	$—
Corporate
Revenues	$(184.2)	$(467.3)	$(268.9)
Purchased gas, NGLs, condensate and crude oil	184.2	467.3	268.9
Total gross operating margin	$—	$—	$—
Total
Revenues	$1,943.3	$1,791.3	$2,013.9
Purchased gas, NGLs, condensate and crude oil	(1,547.0)	(1,397.5)	(1,638.7)
Total gross operating margin	$396.3	$393.8	$375.2
Midstream Volumes:
LIG
Gathering and Transportation (MMBtu/d)	473,000	783,000	912,000
Processing (MMBtu/d)	255,000	248,000	247,000
NTX
Gathering and Transportation (MMBtu/d)	1,042,000	1,160,000	1,125,000
Processing (MMBtu/d)	382,000	364,000	249,000
PNGL
Processing (MMBtu/d)	399,000	738,000	829,000
NGL Fractionation (Gals/d) (1)	1,473,000	1,359,000	1,109,000
ORV*
Crude Oil Handling (Bbls/d)(2)	12,000	11,800	—
Brine Disposal (Bbls/d)(2)	7,000	7,800	—
_______________________________________________________________________________
* Crude oil handling from PNGL is included in ORV reported volumes.
(1) Includes Cajun-Sibon pipeline volumes, which are transported to our southern Louisiana assets for fractionation.

(2)
Crude oil handling and brine disposal volume for ORV for the year ended December 31, 2012 include a daily average for July 2012 through December 31, 2012, the six-month period these assets were operated by us.

Year ended December 31, 2013 Compared to Year ended December 31, 2012
Gross Operating Margin.    Gross operating margin was $396.3 million for the year ended December 31, 2013 compared to $393.8 million for the year ended December 31, 2012, an increase of $2.5 million. The following provides additional details regarding this change in gross operating margin:

•
The ORV segment gross operating margin increased $27.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, which only included operations for six months in 2012 from the date of acquisition. Gross operating margin increased $27.7 million related to our operation of the ORV assets during the first half on 2013 as compared to 2012. Gross operating margin for the second half of 2013 compared to 2012 remained relatively unchanged.

•
The PNGL segment had a gross operating margin increase of $20.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our NGL fractionation and marketing activities contributed $24.1 million of gross operating margin increase due to improved margins from seasonal pricing spreads, and increased margins from truck and rail activity and increased NGL volumes from the November 2013 start-up of the Cajun-Sibon pipeline and the Eunice fractionator. The PNGL segment also includes our crude oil terminal activity in south Louisiana, which contributed $3.6 million of the gross operating margin increase. These increases were offset by a combined gross operating margin decrease of $7.3 million from our south Louisiana processing plants due to a less favorable processing environment, which caused a significant decline in volumes processed through the plants as well as declines in margins earned on those volumes. The Pelican processing plant was the only PNGL plant in service throughout 2013 and is the only plant currently in service.

•
The NTX segment had a decrease in gross operating margin of $21.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Gross operating margin increased by $3.2 million from our gas processing facilities primarily due to increased throughput on our Permian Basin system. This increase was offset by a decline in our gross operating margin of $24.3 million from our gathering and transmission assets due to a decline in our throughput volumes together with reduced gathering rates under certain contracts, including a contract with a major producer in north Texas.

•
The LIG segment had a decrease in gross operating margin of $24.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Gross operating margin decreased by $5.6 million from our Gibson and Plaquemine plants and decreased by $3.8 million from gas processed for our account by a third-party processor, in each case, due to a weaker processing environment during 2013 as compared to 2012. Gross operating margins decreased by $14.8 million on the gathering and transmission assets due to sales volumes lost related to the Bayou Corne sinkhole, loss of opportunity sales volumes due to lower processing margins and lower blending and treating volumes for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  Although our north LIG system in the Haynesville Shale had volume declines, most of these volume declines were associated with gas transported under firm transportation agreements so we only realized a slight decrease in our transportation fee income on our north LIG system.

Operating Expenses.    Operating expenses were $150.3 million for the year ended December 31, 2013 compared to $130.9 million for the year ended December 31, 2012, an increase of $19.5 million, or 14.9%. This increase in operating expenses is primarily driven by an increase of $20.0 million related to the direct operating costs of the ORV assets for twelve months during 2013 as compared to only six months during 2012, which was offset by a decrease of $0.7 million at the other segments. The primary contributors to the total increase are as follows:

•	our labor and benefits expense increased by $11.1 million related to an increase in employee headcount following the acquisition of our ORV assets and project expansion in our PNGL segment;

•	our rents, leases and vehicle expenses increased $4.3 million primarily related to the acquisition and subsequent operations of our ORV assets; and

•	our regulatory and tax expenses increased by $3.2 million due to increased ad valorem tax expenses on our ORV and NTX assets.

General and Administrative Expenses.    General and administrative expenses were $68.1 million for the year ended December 31, 2013 compared to $61.3 million for the year ended December 31, 2012, an increase of $6.8 million, or 11.1%. The increase is primarily a result of the following:

•
our labor and benefits expense increased by $0.8 million primarily due to an increase in headcount primarily related to the acquisition of our ORV assets and activity related to project expansion in our PNGL segment, partially offset by a decrease in overall bonus expense;

•
our stock based compensation expense increased by $4.4 million due to an increase in headcount, including $2.0 million attributable to certain bonuses paid in March 2013 in the form of stock and unit awards that immediately vested;

•
our fees and services expense increased by $0.4 million primarily due to $3.2 million of transaction costs in 2013 related to the proposed business combination with Devon as compared to $2.8 million of transaction costs in 2012;

•	our rents, leases and vehicle expenses increased by $0.5 million primarily due to an increase in office rent; and

•	our communication related costs increased by $0.5 million primarily due to network upgrades for our ORV assets.
Loss on Derivatives.    Loss on derivatives was $2.3 million for the year ended December 31, 2013 compared to a loss of $1.0 million for the year ended December 31, 2012. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2013		2012
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$1.0	$1.9	$5.2	$4.6
Processing margin hedges	(0.2)	(1.7)	(3.1)	0.5
Liquids Swaps-non designated	1.1	—	(1.0)	—
Storage/Inventory Swaps	0.4	0.4	(0.1)	(0.6)
Net loss on derivatives	$2.3	$0.6	$1.0	$4.5
Depreciation and Amortization. Depreciation and amortization expenses were $140.0 million for the year ended December 31, 2013 compared to $162.2 million for the year ended December 31, 2012, a decrease of $22.2 million, or 13.7%. This decrease includes $27.8 million related to accelerated depreciation and amortization of the Sabine Pass Plant included in 2012, $4.9 million of decreased intangible amortization related to the Eunice processing plant impairment discussed below, and $5.4 million of decreased intangible amortization related to the revision in future estimated throughput volumes attributable to the dedicated acreage purchased with our gathering system in north Texas. These decreases were partially offset by $16.0 million of additional depreciation due to net asset additions, including $6.5 million related to the July 2012 acquisition of the ORV assets for the twelve months in 2013 as compared to six months in 2012, and $9.4 million related primarily to the Cajun Sibon pipeline, which came into service in November 2013.
Impairment. Impairment expense was $72.6 million for the year ended December 31, 2013. No impairment was recorded in 2012. The impairment relates to the termination of customer's contracts associated with Eunice processing plant which was shut down in August 2013 due to poor processing economics.

Interest Expense. Interest expense was $76.2 million for the year ended December 31, 2013 compared to $86.5 million for the year ended December 31, 2012, a decrease of $10.3 million, or 11.9%. The increases and decreases in our interest bearing obligations are depicted below. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2013	2012
Senior notes	$82.0	$75.1
Bank credit facility	6.2	6.5
Capitalized interest (1)	(22.3)	(4.0)
Amortization of debt issue costs and notes discount	8.0	7.3
Other	2.3	1.6
Total	$76.2	$86.5
(1) The increase in capitalized interest is primarily related to project expansions in our PNGL segment.
Equity in income of limited liability company. Equity in income of limited liability company was less than $0.1 million for the year ended December 31, 2013 compared to $3.3 million for the year ended December 31, 2012. The decrease of $3.2 million of equity in earnings relates to our investment in HEP.
Other Income. Other income was $1.4 million for the year ended December 31, 2013 compared to $5.1 million for the year ended December 31, 2012. Other income in 2013 primarily relates to a settlement of certain legal liabilities for less than the accrued liability resulting in a $1.0 million gain. Other income in 2012 includes a $3.0 million net gain related to the assignment to a third party of our rights, title and interest in a contract for the construction of a processing plant. In addition, we settled certain liabilities associated with sold assets for less than the accrued liabilities resulting in a $1.3 million gain during 2012.
Income Tax Expense. Income tax expense was $2.3 million for the year ended December 31, 2013 compared to $0.7 million for the year ended December 31, 2012, an increase of $1.5 million. The increase is due to income taxes attributable to the wholly-owned corporate entity that was formed to acquire the ORV assets in July 2012 and is subject to income taxes.
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

•
The ORV segment contributed a total of $25.7 million to our gross operating margin growth for the year ended December 31, 2012. Gross operating margins from crude oil and condensate handling and brine disposal and handling were $17.2 million and $8.5 million, respectively.

•
The LIG segment had a gross operating margin decline of $21.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The weaker processing environment during 2012 as compared to 2011 contributed to a decrease in gross operating margin for the processing activities during the year ended December 31, 2012. Due to this weaker environment, gross operating margin decreased by $7.7 million at the Plaquemine and Gibson plants and by $9.0 million from gas processed for our account by a third party processor. Gross operating margins decreased by $4.4 million on the gathering and transmission assets due to decreased throughput volumes which includes the impact of Bayou Corne sinkhole discussed more fully under "Liquidity and Capital Resources -Changes in Operations During 2013 and 2012."

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

•
The PNGL segment had a gross operating margin decrease of $1.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our NGL fractionation and marketing activities contributed a gross operating margin improvement of $11.6 million as a result of the growth and expansion of our NGL fractionation and marketing activities. We increased our NGL fractionation and marketing activities through the restart of the Eunice fractionator in June 2011 and by increasing our truck and rail activity at our Riverside fractionator. These increases were offset by a combined gross operating margin decrease of $18.3 million from our south Louisiana processing plants due to a less favorable processing environment during 2012 as compared to 2011. Our crude oil terminal activity in south Louisiana also contributed a gross operating margin increase of $5.2 million during the year ended December 31, 2012.

Operating Expenses. Operating expenses were $130.9 million for the year ended December 31, 2012 compared to $111.8 million for the year ended December 31, 2011, an increase of $19.1 million, or 17.1%. The increase in operating expenses includes a total increase of $11.9 million related to the direct operating costs of the ORV assets that we purchased in July 2012. The primary contributors to the total increase are as follows:

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
Loss on Derivatives. Loss on derivatives was $1.0 million for the year ended December 31, 2012 compared to a loss of $7.8 million for the year ended December 31, 2011. The derivative transaction types contributing to the net (gain) loss are as follows (in millions):

	Years Ended December 31,
	2012		2011
(Gain) Loss on Derivatives:	Total	Realized	Total	Realized
Basis swaps	$5.2	$4.6	$1.4	$1.3
Processing margin hedges	(3.1)	0.5	6.6	5.7
Liquids Swaps-non designated	(1.0)	—	—	—
Storage/Inventory Swaps	(0.1)	(0.6)	(0.3)	—
Other	—	—	0.1	—
Net loss on derivatives	$1.0	$4.5	$7.8	$7.0

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
Interest Expense. Interest expense was $86.5 million for the year ended December 31, 2012 compared to $79.2 million for the year ended December 31, 2011, an increase of $7.3 million, or 9.2%. Net interest expense consists of the following (in millions):

	Years Ended December 31,
	2012	2011
Senior notes (secured and unsecured)	$75.1	$64.3
Bank credit facility	6.5	5.5
Capitalized interest	(4.0)	(0.9)
Amortization of debt issue costs an notes discount	7.3	8.3
Other	1.6	2.0
Total	$86.5	$79.2
Equity in income of limited liability company. Equity in income of limited liability company was $3.3 million for the year ended December 31, 2012 compared to no equity in income for the year ended December 31, 2011. Equity in income of limited liability company relates to our investment in HEP.
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
We engage in price risk management activities in order to minimize the risk from market fluctuations in the price of natural gas, NGLs, crude oil and condensate. We also manage our price risk related to future physical purchase or sale commitments by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance our future commitments and significantly reduce our risk to the movement in natural gas and NGL prices.
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
Impairment of Goodwill. Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually as of July 1 and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. We evaluated our goodwill for impairment on July 1, 2013. Our goodwill impairment analysis performed on that date did not result in an impairment as the fair value of the ORV reporting unit substantially exceeded our carrying value, and subsequent to that date, no event has occurred indicating that the implied fair value of the reporting unit is less than the carrying value of our net assets.
Depreciation Expense and Cost Capitalization.    Our assets consist primarily of natural gas, NGL, condensate and crude oil gathering pipelines, processing plants, transmission pipelines and trucks. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and the costs of funds used in construction. Capitalized interest represents the cost of funds used to finance the construction of new facilities and is expensed over the life of the constructed assets through the recording of depreciation expense. We capitalize the costs of renewals and betterments that extend the useful life, while we expense the costs of repairs, replacements and maintenance projects as incurred.
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
Liquidity and Capital Resources
Cash Flows from Operating Activities.    Net cash provided by operating activities was $95.2 million, $103.9 million and $143.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Operating cash flows and changes in working capital for 2013, 2012 and 2011 were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Operating cash flows before working capital	$120.0	$127.3	$138.9
Changes in working capital	(24.9)	(23.4)	4.7
Total	$95.1	$103.9	$143.6
The primary reason for the decrease in cash flows before working capital of $7.3 million from 2012 to 2013 relates to increases in operating expenses and general and administrative expenses partially offset by an increase in gross operating margin.
The change in working capital for 2013, 2012 and 2011 primarily relates to normal fluctuations in trade receivable and payable balances due to timing of collections and payments.
Cash Flows from Investing Activities.    Net cash used in investing activities was $481.1 million, $490.3 million and $132.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our primary use of cash related to investing activities for the years ended December 31, 2013, 2012 and 2011 was acquisition costs and capital expenditures, net of accrued amounts, and an investment in limited liability company as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Growth capital expenditures	$472.6	$221.2	$85.0
Acquisition and asset purchases	—	215.0	—
Maintenance capital expenditures	11.5	13.6	12.6
Investment in limited liability company	30.6	52.3	35.0
Total	$514.7	$502.1	$132.6

Cash flows from investing activities for the years ended December 31, 2013, 2012 and 2011 also included proceeds from property sales of $19.4 million, $11.8 million and $0.5 million, respectively. Proceeds from property sales for the year ended December 31, 2013 relate to our sale of the local distribution companies acquired in connection with our July 2012 acquisition of our ORV assets, which were classified as held for disposition on the balance sheet as of December 31, 2012. Proceeds from property sales for the year ended December 31, 2012 include $11.1 million received for the assignment to a third party of the rights, title and interest in a contract for the construction of a processing plant. Also, we received cash distributions from HEP totaling $17.5 million for the year ended December 31, 2013, $14.2 million of which was classified as cash flows from investing from limited liability company in excess of earnings.
Cash Flows from Financing Activities.    Net cash provided by financing activities was $385.9 million and $362.4 million for the years ended December 31, 2013 and 2012, respectively, and net cash used in financing activities was $5.0 million for the year ended 2011. Our primary financing activities consist of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Net borrowings (repayments) under bank credit facilities	$84.0	$(14.0)	$85.0
2022 Notes borrowings	—	250.0	—
Net payments under other debt	(3.3)	(3.1)	(10.2)
Debt refinancing costs	(2.0)	(7.2)	(4.0)
Proceeds from issuance of Partnership units(1)(2)	419.5	236.2	—
_______________________________________________________________________________

(1)	Includes our general partner's proportionate contribution in the May 2012 offering and net of costs associated with our equity offerings.

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

Distributions to unitholders and our general partner represent one of our primary uses of cash in financing activities. Total cash distributions made during the years ended December 31, 2013, 2012 and 2011 were as follows (in millions):

	Years ended December 31,
	2013 (2)	2012	2011
Common units	$113.3	$76.5	$60.2
Preferred units(1)	—	14.4	17.2
General partner interest (including incentive distribution rights)	7.2	5.8	3.3
Total	$120.5	$96.7	$80.7
_______________________________________________________________________________

(1)	Excludes distributions paid through the issuance of paid-in-kind preferred units for third quarter of 2012 and for all of 2013.

(2)	Excludes distribution declared for the fourth quarter of 2013, which were paid on February 12, 2014.
On January 19, 2010, we issued approximately $125.0 million (14,705,882 units) of Series A Convertible Preferred Units (the "preferred units") to an affiliate of Blackstone/GSO Capital Solutions pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The preferred units were convertible into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. Holders of the preferred units were entitled to receive quarterly cash distributions with a value equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders. Such distributions were paid in cash during 2010 through the second quarter of 2012.
Beginning in the third quarter of 2012 through the fourth quarter of 2013, the quarterly distributions on the preferred units were paid-in-kind resulting in the issuance of 2,389,250 additional preferred units with the last distribution paid-in-kind on February 12, 2014. All future quarterly preferred unit quarterly distributions will be paid in cash.

We had the right to force conversion of the preferred units if (i) the daily volume weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion, and (ii) the average trading volume of common units exceeds a specified number of common units (the “trading volume threshold”) for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion. On February 27, 2014, the board of directors of our general partner amended our partnership agreement to reduce the trading volume threshold from 250,000 common units to 215,000, and on that same date we delivered a notice of conversion of all outstanding preferred units.
The indentures governing our senior unsecured notes provide the ability to pay distributions if a minimum fixed charged coverage ratio is met and also provide baskets to make payments if such minimum is not met.
In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. We borrow money under our $635.0 million credit facility to fund checks as they are presented. As of December 31, 2013, we had approximately $420.3 million of available borrowing capacity under this facility, although our actual borrowing capacity is limited by our financial covenants. Changes in drafts payable for 2013, 2012 and 2011 were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Increase (decrease) in drafts payable	$9.3	$(1.9)	$5.9
Working Capital Deficit.    We had a working capital deficit of $16.8 million as of December 31, 2013. Changes in working capital may fluctuate significantly between periods even though our trade receivables and payables are typically collected and paid in 30 to 60 day pay cycles. A large volume of our revenues are collected and a large volume of our gas and crude oil purchases are paid near each month end or the first few days of the following month so receivable and payable balances at any month end may fluctuate significantly depending on the timing of these receipts and payments. In addition, although we strive to minimize our natural gas and NGLs in inventory, these working inventory balances may fluctuate significantly from period to period due to operational reasons and changes in natural gas and NGL prices. The changes in working capital during the years ended December 31, 2013 and 2011 are due to the impact of the price fluctuations discussed above.
Changes in Operations During 2013 and 2012. We have a gas gathering contract with a major producer in our North Texas assets with a primary term that expired August 31, 2012 that was modified to be on a month-to-month basis beginning September 1, 2012.  Subsequently, the modified contract was extended for six months at a reduced gathering fee rate which did and will reduce our gross operating margin by approximately $1.2 million per quarter.  The contract is currently rolling month to month in evergreen status (under the terms of the previously mentioned six month extension), and we are in the process of attempting to negotiate a longer term agreement.
We own and operate a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana.  In August 2012, a large sinkhole formed in the vicinity of this pipeline and underground storage reservoirs. The cause of the sinkhole is currently under investigation by Louisiana state and local officials. We took a section of our 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and we have worked with our customers to secure alternative natural gas supplies so that disruptions are minimized. We estimate that the overall business impact on services previously provided by the pipeline, which included gathering, processing, transportation and end-user sales, is approximately $0.25 million to $0.3 million per month while the pipeline is out of service. We are currently in the initial phase of constructing the replacement pipeline in our rerouted location and anticipate such construction will be completed during first half of 2014. The estimated cost for this pipeline replacement is $25.0 million.

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
Capital Requirements. Our 2014 capital budget includes approximately $450.0 million to $500.0 million of identified growth projects, including capital interest. Our primary capital projects for 2014 include the expansion of the Cajun-Sibon NGL

Pipeline Phase II and construction of our Bearkat plant facilities. During 2013, we invested in several capital projects which primarily included the expansion of the Cajun-Sibon NGL Pipeline. See "Item 1. Business—Recent Growth Developments" for further details.
We expect to fund our 2014 maintenance capital expenditures of approximately $15.2 million from operating cash flows. We expect to fund the growth capital expenditures from the proceeds of borrowings under our bank credit facility discussed below and proceeds from other debt and equity sources. In 2014, it is possible that not all of the planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond our control.
Off-Balance Sheet Arrangements.    We had no off-balance sheet arrangements as of December 31, 2013, 2012 and 2011.
Total Contractual Cash Obligations.    A summary of our total contractual cash obligations as of December 31, 2013 is as follows (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations*	$975.0	$—	$—	$—	$—	$725.0	$250.0
Bank credit facility	155.0	—	—	155.0	—	—	—
Interest payable on fixed long-term debt obligations	440.0	82.1	82.1	82.2	82.2	49.1	62.3
Capital lease obligations	25.2	4.6	4.6	4.6	6.9	2.9	1.6
Operating lease obligations	55.6	10.2	10.3	8.4	5.2	5.8	15.7
Purchase obligations	14.2	14.2	—	—	—	—	—
Additional benefit obligations	3.5	3.5	—	—	—	—	—
Inactive easement commitment**	10.0	—	—	—	—	—	10.0
Uncertain tax position obligations	3.8	3.8	—	—	—	—	—
Total contractual obligations	$1,682.3	$118.4	$97.0	$250.2	$94.3	$782.8	$339.6
_______________________________________________________________________________
* Effective as of February 2, 2014, we redeemed approximately $53.5 million in aggregate principal amount of the 2022 Notes (as defined below) pursuant to the terms of the indenture governing such notes. See “—Indebtedness—Senior Unsecured Notes.”

**	Amounts related to inactive easements paid as utilized with remaining balance of easements not utilized due at end of 10 years.
The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.
The interest payable under our credit facility is not reflected in the above table because such amounts depend on outstanding balances and interest rates, which will vary from time to time. However, given the same borrowing amount and rates in effect at December 31, 2013 our cash obligation for interest expense on our credit facility would be approximately $5.0 million per year.

Indebtedness
As of December 31, 2013 and 2012, long-term debt consisted of the following (in millions):

	2013	2012
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2013 and December 31, 2012 was 3.2% and 4.3%, respectively	$155.0	$71.0
Senior unsecured notes (due 2018), net of discount of $7.8 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	717.2	715.3
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250.0	250.0
Debt classified as long-term	$1,122.2	$1,036.3
Existing Credit Facility.    We amended our existing bank credit facility in January 2013, August 2013 and January 2014. All references herein to our existing credit facility include, as applicable, such amendments. Among other things, the amendments contained the following changes:

•	permitted the Partnership to make additional investments in joint ventures and subsidiaries that are not guarantors of the Partnership's obligations under the existing credit facility;

•
decreased the minimum consolidated interest coverage ratio to 2.25 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, with a minimum ratio of 2.50 to 1.0 for each fiscal quarter ending thereafter;

•
increased the maximum permitted consolidated leverage ratio to 5.50 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, with a maximum ratio of 5.25 to 1.0 for each fiscal quarter ending thereafter; and

•	amended the definition of "change of control" so that the consummation of the Merger and the Contribution will not constitute an event of default.
As of December 31, 2013, there was $155.0 million of outstanding borrowings and $59.7 million in outstanding letters of credit under the existing credit facility leaving approximately $420.3 million available for future borrowings and letters of credit based on a borrowing capacity of $635.0 million. However, the financial covenants in the existing credit facility limit the amount of funds that we can borrow. As of December 31, 2013, based on the financial covenants in the existing credit facility, we could borrow approximately $207.1 million of additional funds.
The existing credit facility is guaranteed by substantially all of our subsidiaries and is secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in substantially all of our subsidiaries.
We may prepay all loans under the existing credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The existing credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders' commitments under the existing credit facility.

Under the existing credit facility, borrowings bear interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent's prime rate) plus an applicable margin. We pay a per annum fee (as described below) on all letters of credit issued under the existing credit facility and a commitment fee of between 0.375% and 0.50% per annum on the unused availability under the existing credit facility. The commitment fee, letter of credit fee and the applicable margins for the interest rate vary quarterly based on our leverage ratio (as defined in the existing credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans and Letter of Credit Fees	Letter of Commitment Fees
Greater than or equal to 4.50 to 1.00	2.00%	3.00%	0.50%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	1.75%	2.75%	0.50%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.50%	2.50%	0.50%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.25%	2.25%	0.50%
Less than 3.00 to 1.00	1.00%	2.00%	0.375%
The existing credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The minimum consolidated interest coverage ratio (as defined in the existing credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.25 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 with a minimum ratio of 2.50 to 1.0 for each fiscal quarter ending thereafter. The maximum permitted senior leverage ratio (as defined in the existing credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non cash charges) is 2.75 to 1.00. The maximum permitted leverage ratio (as defined in the existing credit facility, but generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 5.50 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014 with a maximum ratio of 5.25 to 1.0 for each fiscal quarter thereafter.
In addition, the existing credit facility contains various covenants that, among other restrictions, limit our ability to:

•	grant or assume liens;

•	make investments;

•	incur or assume indebtedness;

•	engage in mergers or acquisitions (as defined in existing credit facility);

•	sell, transfer, assign or convey assets;

•	repurchase our equity, make distributions and certain other restricted payments;

•	change the nature of our business;

•	engage in transactions with affiliates;

•	enter into certain burdensome agreements;

•	make certain amendments to the omnibus agreement, our or our subsidiaries' organizational documents;

•	prepay the senior unsecured notes and certain other indebtedness; and

•	enter into certain hedging contracts.
The existing credit facility permits us to make quarterly distributions to unitholders so long as no default exists under the existing credit facility.
Each of the following is an event of default under the existing credit facility:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation or covenant in the credit facility or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	our or any of our subsidiaries' default under other indebtedness that exceeds a threshold amount;

•	judgments against us or any of our material subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving us or any of our material subsidiaries, in excess of a threshold amount;

•	bankruptcy or other insolvency events involving us or any of our material subsidiaries; and

•	a change in control (as defined in the existing credit facility).
If an event of default relating to bankruptcy or other insolvency events occur, all indebtedness under the existing credit facility will immediately become due and payable. If any other event of default exists under the existing credit facility, the lenders may accelerate the maturity of the obligations outstanding under the existing credit facility and exercise other rights and remedies. In addition, if any event of default exists under the existing credit facility, the lenders may commence foreclosure or other actions against the collateral.
If any default occurs under the existing credit facility, or if we are unable to make any of the representations and warranties in the existing credit facility, we will be unable to borrow funds or have letters of credit issued under the existing credit facility.
The Partnership expects to be in compliance with the covenants in the existing credit facility for at least the next twelve months.
On February 20, 2014, we entered into a $1.0 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “new credit facility”). Our ability to borrow funds and obtain letters of credit under the new credit facility is conditioned upon, among other things, the closing of the Contribution and the prior or concurrent termination of our existing credit facility. Upon the termination of the existing credit facility, the liens securing the existing credit facility will be released and our subsidiaries will no longer guarantee our indebtedness and will be released as guarantors under the indentures governing our Senior Notes (as defined below).
The new credit facility will mature on the fifth anniversary of the initial funding date, unless we request, and the requisite lenders agree, to extend it pursuant to its terms. The new credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the new credit facility, which definition includes projected EBITDA from certain capital expansion projects) of no more than 5.0 to 1.0. If we consummate one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA will increase to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.
Borrowings under the new credit facility bear interest at our option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The applicable margins vary depending on our credit rating. Upon breach by us of certain covenants governing the new credit facility, amounts outstanding under the new credit facility, if any, may become due and payable immediately.
Senior Unsecured Notes.    On February 10, 2010, we issued, together with Crosstex Energy Finance Corporation, $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "2018 Notes") due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount (OID). Interest payments on the 2018 Notes are due semi-annually in arrears in February and August. On May 24, 2012, we issued, together with Crosstex Energy Finance Corporation, $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the "2022 Notes" and together with the 2018 Notes, the "Senior Notes") due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments on the 2022 Notes are due semi-annually in arrears in June and December.

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

Pursuant to the foregoing, on January 3, 2014, we instructed the trustee to deliver a notice of redemption for approximately $53.5 million in aggregate principal amount of the 2022 Notes (the “Redeemed Notes”), representing approximately 21% of the aggregate principal amount of the outstanding 2022 Notes. The Redeemed Notes were redeemed effective as of February 2, 2014 for a total redemption price equal to $1,083.32 per $1,000 principal amount redeemed. Following the completion of the redemption, approximately $196.5 million aggregate principal amount of the 2022 Notes remain outstanding.
Prior to June 1, 2017, we may redeem all or a part of the remaining 2022 Notes at the redemption price equal to the sum of the principal amount thereof, plus a make-whole premium at the redemption date, plus accrued and unpaid interest to the redemption date.

On or after June 1, 2017, we may redeem all or a part of the remaining 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.563% for the twelve-month period beginning on June 1, 2017, 102.375% for the twelve-month period beginning on June 1, 2018, 101.188% for the twelve-month period beginning on June 1, 2019 and 100.000% for the twelve-month period beginning on June 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2022 Notes.
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
Successful completion of the Contribution and the Mergers would trigger a mandatory repurchase offer under the terms of the indenture governing our 2018 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2018 Notes repurchased, plus accrued and unpaid interest, if any. In certain circumstances, completion of the Contribution and the Mergers also could trigger a mandatory repurchase offer under the terms of the indenture governing our 2022 Notes if, within 90 days of consummation of the transactions, we experience a rating downgrade of the 2022 Notes by either Moody’s or S&P. We intend to fulfill our obligations with respect to the mandatory repurchase offer of the 2018 Notes and, if necessary, the 2022 Notes, following the closing of the Contribution and the Mergers in accordance with the terms of the applicable indenture.
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
Inflation
Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry's labor and material costs remained relatively unchanged in 2011, 2012 and 2013. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.
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

Contingencies
At times, our gas-utility subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain and common carrier. As a result, we (or our subsidiaries) are party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by our gas utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution, if any, in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, we do not expect that awards in these matters will have a material adverse impact on our consolidated results of operations or financial condition.
From time to time, owners of property located near processing facilities or compression facilities file lawsuits against us. These suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. We have appealed the matter and have posted a bond to secure the judgment pending its resolution. We have accrued a $2.0 million liability related to this matter. Although it is not possible to predict the ultimate outcomes of these matters, we do not expect that awards in these matters will have a material adverse impact on our consolidated results of operations or financial condition.
In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans, but was removed to federal court.  The amount of damages is unspecified. The Partnership's subsidiary, Crosstex LIG, LLC, is one of the named defendants as the owner of pipelines in the area.  The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable.  The Partnership intends to vigorously defend the case.
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
Comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the Commodities Futures Trading Commission ("CFTC") to regulate certain markets for derivative products, including over-the-counter (“OTC”) derivatives. The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement mandates in new legislation to cause significant portions of derivatives markets to clear through clearinghouses. The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any future new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all.

Our revenues could be adversely affected if a consequence of the legislation and regulations is lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition and our results of operations.
Commodity Price Risk
We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements:

1.
Processing margin contracts:    Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost ("shrink") and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or "PTR". Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices, and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us, or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

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

3.
Fee based contracts:    Under these contracts we have no commodity price exposure and are paid a fixed fee per unit of volume that is processed. Included in these contracts are margins earned on our Cajun-Sibon pipeline and fractionated at one of our fractionation facilities.

Gas processing margins by contract types and gathering and transportation margins as a percent of total gross operating margin for the comparative year-to-date periods are as follows:

	Years Ended December 31,
	2013	2012	2011
Gathering, transportation and crude handling margin	62.0%	63.8%	56.6%
Gas processing margins:
Processing margin	5.6%	9.6%	19.3%
Percent of liquids	9.0%	7.5%	10.7%
Fee based (a)	23.4%	19.1%	13.4%
Total gas processing	38.0%	36.2%	43.4%
Total	100.0%	100.0%	100.0%
(a) Includes gross operating margins from our Cajun-Sibon Phase I operations.

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

We have hedged our exposure to fluctuations in prices for natural gas and NGL volumes produced for our account. We hedge our exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options.

The following table sets forth certain information related to derivative instruments outstanding at December 31, 2013 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service ("OPIS"). The relevant index price for Natural Gas is Henry Hub Gas Daily is as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability)
						(In thousands)

January 2014 - December 2016	Ethane	1,129	(MBbls)	Index	$0.2917/gal	$(603)
January 2014 - December 2016	Propane	1,320	(MBbls)	Index	$1.0455/gal	(235)
January 2014 - December 2014	Normal Butane	46	(MBbls)	Index	$1.2768/gal	(101)
January 2014 - December 2014	Natural Gasoline	30	(MBbls)	Index	$1.9734/gal	(136)
January 2014 - December 2014	Natural Gas	797	(MMBtu/d)	$4.0655/MMBtu*	Index	40
						$(1,035)
_______________________________________________________________________________

*	weighted average
We are subject to price risk to a lesser extent for fluctuations in natural gas prices with respect to a portion of our gathering and transport services. Approximately 3.3% of the natural gas we market is purchased at a percentage of the relevant natural gas index price, as opposed to a fixed discount to that price. As a result of purchasing natural gas at a percentage of index price, our resale margins are higher during periods of high natural gas prices and lower during periods of lower natural gas prices.
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
The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (1) sales volumes are less than expected requiring market purchases to meet commitments or (2) counterparties fail to purchase the contracted quantities of natural gas or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against unfavorable changes in such prices.
As of December 31, 2013, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $1.1 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $4.8 million in the net fair value of these contracts as of December 31, 2013.
Interest Rate Risk
We are exposed to interest rate risk on our variable rate bank credit facility. At December 31, 2013, we had $155.0 million outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $1.6 million for the year.
At December 31, 2013 and 2012, we had total fixed rate debt obligations of $967.2 million and $965.3 million, respectively. The balance at December 31, 2013 is related to our 2018 Notes and 2022 Notes of $717.2 million and $250.0 million with interest rates of 8.875% and 7.125%, respectively. The balance at December 31, 2012 is related to our 2018 Notes and 2022 Notes of $715.3 million and $250.0 million with interest rates of 8.875% and 7.125%, respectively. The fair value of the fixed rate obligations for the 2018 Notes and 2022 Notes was approximately $762.9 million and $285.3 million, respectively, as of December 31, 2013, and $786.6 million and $261.3 million, respectively as of December 31, 2012. We estimate that a 1% increase or decrease in interest rates would increase or decrease the fair value of the 2018 Notes and 2022 Notes by $25.3 million and $17.0 million, respectively, based on the debt obligations as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-43 of this Report and are incorporated herein by reference.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Crosstex Energy GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2013), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
(b)    Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting
See "Management's Report on Internal Control over Financial Reporting" on page F-2.
Item 9B.    Other Information

Compensation Matters
On February 27, 2014, the compensation committee (the “Committee”) of the board of directors of Crosstex Energy GP, LLC (the “Board”) awarded $1,600,000 to Barry E. Davis under the Transaction Bonus Plan previously established by the Board, and the Committee and the Board approved allocations to the other named executive officers of the following awards under the Transaction Bonus Plan: William W. Davis $250,000; Joe A. Davis $800,000; Michael J. Garberding $800,000; and Stan Golemon $200,000. For more information regarding the Transaction Bonus Plan and these awards, please see “Executive Compensation—Compensation Discussion and Analysis—Bonus Awards.”
Also on February 27, 2014, the Committee and the Board, together with the compensation committee and the board of directors of Crosstex Energy, Inc., awarded and/or approved allocations of awards, as applicable, of $257,335, $113,548 and $195,702 to Barry E. Davis, Joe A. Davis and Michael J. Garberding, respectively, pursuant to the cash bonus pool established to provide consideration for such individuals’ agreement to waive certain rights with respect to the acceleration and vesting of awards in connection with the proposed business combination with Devon. For more information regarding these waivers and this cash bonus pool, please see “Executive Compensation—Compensation Discussion and Analysis—Potential Payments Upon Termination and a Change of Control.”
Additionally, on February 25, 2014, our General Partner entered into an employment agreement amendment with each of William W. Davis, Joe A. Davis and Michael J. Garberding to extend the term of each such individual’s employment agreement until August 31, 2014. All other terms of the employment agreements remain unchanged. For more information regarding the employment agreements, please see “Executive Compensation—Compensation Discussion and Analysis—Employment and Severance Agreements.”

Partnership Agreement Amendment
On February 27, 2014, the Board adopted Amendment No. 5 to our Sixth Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”), to reduce the trading volume that is required with respect to our common units in order for us to force the conversion of our outstanding Series A Convertible Preferred Units (the “preferred units”). As amended, we have the right to force conversion of the preferred units beginning on the business day following the distribution for the quarter ended December 31, 2013 (which was February 12, 2014) if (i) the daily volume weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion, and (ii) the average trading volume of common units exceeds 215,000 common units for 20 out of the trailing 30 trading days ending on two trading days before the date on which we deliver notice of such conversion. On February 27, 2014, we delivered a notice of conversion of all outstanding preferred units to GSO Crosstex Holdings, LLC (“GSO”), the sole holder of our preferred units, and issued 17,095,134 common units to GSO pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
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
The following table shows information for the members of the board of directors (the "Board") and the executive officers of our general partner. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with Crosstex Energy GP, LLC
Barry E. Davis (1)	52	President, Chief Executive Officer and Director
William W. Davis (1)	60	Executive Vice President and Chief Operating Officer
Joe A. Davis (1)	53	Executive Vice President, General Counsel and Secretary
Michael J. Garberding	45	Executive Vice President and Chief Financial Officer
Stan Golemon	50	Senior Vice President-Engineering and Operations
Rhys J. Best**	67	Chairman of the Board and Member of the Conflicts, Finance* and Compensation Committees
Leldon E. Echols**	58	Director and Member of the Audit* and Finance Committees
Bryan H. Lawrence**	71	Director
Cecil E. Martin**	72	Director and Member of the Audit and Compensation* Committees
D. Dwight Scott**	50	Director and Member of the Compensation and Finance Committee
Kyle D. Vann**	66	Director and Member of the Governance, Conflicts* and Audit Committees
_______________________________________________________________________________

*	Denotes chairman of committee.

**	Denotes independent director.

(1)	Not related.
        Barry E. Davis, President, Chief Executive Officer and Director, led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which transaction resulted in the formation of our predecessor. Mr. Davis has served as director since our initial public offering in December 2002. Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by

Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. Mr. Davis holds a B.B.A. in Finance from Texas Christian University. Mr. Davis also serves as Chairman of the Board for Crosstex Energy, Inc. Mr. Davis is not related to William W. Davis or Joe A. Davis. Mr. Davis's leadership skills and experience in the midstream natural gas industry, among other factors, led the Board to conclude that he should serve as a director.
        William W. Davis, Executive Vice President and Chief Operating Officer, joined our predecessor in September 2001 and has over 30 years of finance and accounting experience. Mr. Davis assumed the role of Chief Operating Officer in August 2011. Mr. Davis previously served as our Chief Financial Officer for over 8 years. Prior to joining our predecessor, Mr. Davis held various positions with Sunshine Mining and Refining Company from 1983 to September 2001, including Executive Vice President and Chief Financial Officer from 1991 to 2001. In addition, Mr. Davis served as Chief Operating Officer in 2000 and 2001. Mr. Davis graduated magna cum laude from Texas A&M University with a B.B.A. in Accounting and is a Certified Public Accountant. Mr. Davis is not related to Barry E. Davis or Joe A. Davis.
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
        Michael J. Garberding, Executive Vice President and Chief Financial Officer, joined our general partner in February 2008. Mr. Garberding assumed the role of Senior Vice President and Chief Financial Officer in August 2011 and the role of Executive Vice President and Chief Financial Officer in January 2013. Mr. Garberding previously led the finance and business development organization for the Partnership. Mr. Garberding has 20 years experience in finance and accounting. From 2002 to 2008, Mr. Garberding held various finance and business development positions at TXU Corporation, including assistant treasurer. In addition, Mr. Garberding worked at Enron North America as a Finance Manager and Arthur Andersen LLP as an Audit Manager. He received his Masters in Business Administration from the University of Michigan in 1999 and his B.B.A. in Accounting from Texas A&M University in 1991.
        Stan Golemon, Senior Vice President—Engineering and Operations, joined our general partner in May 2008. Mr. Golemon has 25 years of experience in engineering, operations and commercial development in the midstream and exploration and production industries. From 1997 to 2008, Mr. Golemon held various midstream engineering, commercial, and management positions with Union Pacific Resources and its successor company Anadarko Petroleum Corporation including General Manager of Midstream Engineering and Engineering Supervisor. Mr. Golemon also spent 3 years with The Arrington Corporation consulting on sulfur recovery operations and Process Safety Management. Mr. Golemon began his career with ARCO Oil and Gas Company where he worked in plant engineering, onshore facilities engineering and offshore facilities engineering. Mr. Golemon graduated summa cum laude from Louisiana Tech University in 1985 with a Bachelor of Science degree in Chemical Engineering.
        Rhys J. Best joined Crosstex Energy GP, LLC as a director in June 2004 and became Chairman of the Board in February 2009. Mr. Best was Chairman and Chief Executive Officer of Lone Star Technologies, Inc. until its merger into United States Steel Company in June of 2007. Mr. Best held the position of Chief Executive Officer from June 1998 and he assumed the additional responsibilities of Chairman in January 1999. He began his career at Lone Star as the President and Chief Executive Officer of Lone Star Steel Company, a position he held for eight years before becoming President and Chief Operating Officer of the parent company in 1997. Before joining Lone Star, Mr. Best held several leadership positions in the banking industry. Mr. Best also serves on the boards of Trinity Industries (NYSE: TRN), Cabot Oil & Gas Corp. (NYSE: COG), Commercial Metals Company (NYSE:CMC), Austin Industries, Inc., and MRC Global. Trinity is a leading diversified holding company with a subsidiary group that provides a variety of products and services for the transportation, industrial, construction and energy sectors. Cabot is an oil and gas exploration and production company. Commercial Metals Company manufactures, recycles and markets steel, other metals and related products. MRC Global is a large distributor of pipe, valves and fittings to the energy and industrial sectors. Austin Industries is a private company in the construction industry. Mr. Best is the chairman of the board of Austin Industries. Mr. Best graduated from the University of North Texas with a Bachelor of Business degree and later earned a Masters of Business Administration degree at Southern Methodist University. Mr. Best's experience in the financial sector and pipe manufacturing industry, leadership skills and experience as Chairman and Chief Executive Officer of public companies, among other factors, led the Board to conclude that he should serve as a director.
        Leldon E. Echols joined Crosstex Energy GP, LLC as a director in January 2008. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. (NYSE: TRN) and Holly Frontier

Corporation (NYSE: HFC), an independent petroleum refiner and marketer. Mr. Echols brings 30 years of financial and business experience to Crosstex. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm's audit and business advisory practice in North Texas, Colorado and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols is also a member of the board of directors of Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corporation where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science degree in accounting from Arkansas State University and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols has also served as a director of Crosstex Energy, Inc. since January 2008. Mr. Echols' accounting and financial experience and service as the Chief Financial Officer for a public company, among other factors, led the Board to conclude that he should serve as a director.
        Bryan H. Lawrence joined Crosstex Energy GP, LLC as a director upon the completion of our initial public offering in December 2002 and served as Chairman of the Board until May 2008. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Hallador Petroleum Company (OTC BB: HPCO.OB), Star Gas Partners L.P. (NYSE: SGU), Approach Resources, Inc. (NASDAQ: AREX) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and also has an M.B.A. from Columbia University. Mr. Lawrence has also served as a director of Crosstex Energy, Inc. since 2000. Mr. Lawrence's financial and investment experience and experience in the energy industry, among other factors, led the Board to conclude that he should serve as a director.
        Cecil E. Martin, Jr. joined Crosstex Energy GP, LLC as a director in January 2006. He has been an independent residential and commercial real estate investor since 1991. From 1973 to 1991 he served as chairman of the public accounting firm Martin, Dolan and Holton in Richmond, Virginia. He began his career as an auditor at Ernst and Ernst. He holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant. Mr. Martin also serves on the board as lead director and as chairman of the audit committee of Comstock Resources, Inc. (NYSE: CRK), an independent energy company engaged in oil and gas acquisitions, exploration and development. Mr. Martin served on the board and as chairman of the audit committee for Bois d'Arc Energy, Inc. (NYSE: BDE) until its merger into Stone Energy Corporation (NYSE: SGY) in 2008. Mr. Martin also serves on the board as chairman of the audit committee of Garrison Capital, LLC (NASDAQ: GARS). Mr. Martin also has served as a director of Crosstex Energy, Inc. since January 2006. Mr. Martin's accounting and financial experience, experience on audit committees of other public companies, and related industry experience, among other factors, led the Board to conclude that he should serve as a director.
        Donald (Dwight) Scott joined Crosstex Energy GP, LLC as a director in January 2010. He is a Senior Managing Director of GSO Capital Partners LP and head of GSO Capital Partners' Energy Practice. Mr. Scott focuses on investments in the energy and power markets and is a member of GSO's Investment Committee. Before joining GSO in 2005, Mr. Scott was an Executive Vice President and Chief Financial Officer of El Paso Corporation (NYSE: EP). Prior to joining El Paso, Mr. Scott served as a managing director in the energy investment banking practice of Donaldson, Lufkin & Jenrette. Mr. Scott earned a BA from the University of North Carolina at Chapel Hill and a MBA from The University of Texas at Austin. He is currently a director of 3 Bear Tracker, LLC, Energy Alloys LLC and Giant Cement Holding Inc. Mr. Scott is a member of the Board of Trustees of KIPP, Inc. Mr. Scott was selected as a director pursuant to a Board Representation Agreement entered into on January 19, 2010 between us, our general partner, CEI and GSO Crosstex Holdings LLC. Pursuant to the Board Representation Agreement, each of the Crosstex entities agreed to take all actions necessary or advisable to cause one director serving on the Board to be designated by GSO Crosstex Holdings LLC, in its sole discretion. Mr. Scott brings to the Board investment, financial and industry experience.
        Kyle D. Vann joined Crosstex Energy GP, LLC as a director in April 2006. Mr. Vann began his career with Exxon Corporation in 1969. After ten years at Exxon, he joined Koch Industries and served in various leadership capacities, including senior vice president from 1995-2000. In 2001, he then took on the role of CEO of Entergy-Koch, LP, an energy trading and transportation company, which was sold in 2004. Currently, Mr. Vann continues to consult with Entergy and is an executive advisor to CCMP Capital Advisors, LLC. He also serves on the boards of Texon, L.P., Chaparral Energy and Legacy Reserves, LLC (NASDAQ: LGCY). He also serves on the board of directors for Mars Hill Productions and Generous Giving, which are private, charitable non-profits. Mr. Vann graduated from the University of Kansas with a Bachelor of Science degree in chemical engineering. He is a member of the Board of Advisors for the University of Kansas School of Engineering (where he was a recipient of the Distinguished Engineering Service Award).

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
Board Committees
The Board has, and appoints the members of, standing Audit, Compensation, Finance, Governance and Conflicts Committees. Each member of the Audit, Compensation, Finance, Governance and Conflicts Committees is an independent director in accordance with NASDAQ standards described above. Each of the board committees has a written charter approved by the board. Copies of the charters and our Code of Business Conduct and Ethics are available to any person, free of charge, at our web site: www.crosstexenergy.com.
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
Board Meetings and Attendance
Our Board met 13 times in 2013. All incumbent directors attended in excess of 75% of the total number of meetings of our Board and committees of our Board on which they served.
Code of Ethics
Our general partner has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") applicable to all of our employees, officers and directors with regard to Partnership-related activities. The Code of Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. A copy of the Code of Ethics is available to any person, free of charge, at our website www.crosstexenergy.com. If any substantive amendments are made to the Code of Ethics or if we or our general partner grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to any of our general partner's executive officers and directors, we will disclose the nature of such amendment or waiver on our website.
Section 16(a)—Beneficial Ownership Reporting Compliance
Based on our records, except as set forth in the following, we believe that during 2013 all reporting persons complied with the Section 16(a) filing requirements applicable to them. Forms 4 reporting grants of restricted incentive units under Crosstex Energy GP, LLC's long term incentive plan were filed late on behalf of Rhys J. Best, Kyle D. Vann, Leldon E. Echols and Cecil E. Martin, Jr. on July 2, 2013.
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
Item 11.    Executive Compensation
We do not directly employ any of the persons responsible for managing our business. Crosstex Energy GP, LLC, our general partner, manages our operations and activities, and its Board and officers make decisions on our behalf. The compensation of the executive officers of Crosstex Energy GP, LLC is determined by the Board upon the recommendation of its Compensation Committee. The compensation of the directors of Crosstex Energy GP, LLC is determined by the Board upon the recommendation of its Governance Committee. Our named executive officers also serve as officers of Crosstex Energy, Inc. and the compensation of the named executive officers discussed below reflects total compensation for services to all Crosstex entities. We pay or reimburse all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses allocable to us in any reasonable manner determined by our general partner in its sole discretion. Crosstex Energy, Inc. currently pays a monthly fee to Crosstex Energy GP, LLC to cover its portion of administrative and compensation costs, including compensation costs relating to the named executive officers.
Based on the information that we track regarding the amount of time spent by each of our named executive officers on business matters relating to Crosstex Energy, L.P., we estimate that such officers devoted the following percentage of their time to the business of Crosstex Energy, L.P. and to Crosstex Energy, Inc., respectively, for 2013:

Executive Officer or Director	Percentage of Time Devoted to Business of Crosstex Energy, L.P.	Percentage of Time Devoted to Business of Crosstex Energy, Inc.
Barry E. Davis	80%	20%
William W. Davis	100%	—
Joe A. Davis	74%	26%
Michael J. Garberding	74%	26%
Stan Golemon	100%	—

Compensation Committee Report
Each member of Crosstex Energy GP, LLC's Compensation Committee is an independent director in accordance with NASDAQ standards. The Committee has reviewed and discussed with management the following section titled "Compensation Discussion and Analysis." Based upon its review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
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

•
Not less than annually, the Committee will review the Company's executive compensation plans and policies. The Committee will review the corporate goals and objectives relevant to the compensation of the Chief Executive Officer, the other executive officers and each other senior officer that the Committee or the Board may designate (collectively referred to as the "Executive Officers"). The Committee will evaluate the performance of the Chief Executive Officer, and, together with the Chief Executive Officer, the performance of each other Executive Officer. The Committee will at least annually review each Executive Officer's base compensation, bonus, awards under the Company's Long Term Incentive Plans and any other compensation and make recommendations to the Board regarding each Executive Officer's compensation. The Chief Executive Officer cannot be present during any voting or deliberations by the Committee regarding his or her compensation.

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
In 2013, the Committee retained Meridian Compensation Partners, LLC ("Meridian") as its independent compensation consultant to conduct a compensation review and advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of our general partner. In particular, Meridian assisted the Committee's decision making with respect to executive and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design and employment agreement design, providing competitive market studies, and apprising the Committee about emerging best practices and changes in the regulatory and governance environment. The Committee selected Meridian due to its long history, depth of resources and objective perspective. Meridian provided information to the Committee regarding the compensation programs of the Crosstex entities for 2013. Meridian's work for the Committee did not raise any conflicts of interest in 2013.
With respect to compensation objectives and decisions regarding the named executive officers for fiscal 2013, the Committee has reviewed market data with respect to peer companies provided by Meridian in determining relevant compensation levels and compensation program elements for our named executive officers, including establishing their respective base salaries. In addition, Meridian has provided guidance on current industry trends and best practices to the Committee. The market data that the Committee reviewed included the base salary, bonus structure, bonus methodology and short and long-term compensation elements paid to executive officers in similar positions at our peer companies. For 2013, the Committee and Meridian collaborated to identify the following companies as "Peer Companies" for comparison purposes: Access Midstream Partners, L.P., Atlas Pipeline Partners, L.P., Buckeye Partners, L.P., DCP Midstream Partners, L.P., Eagle Rock Energy Partners, L.P., Magellan Midstream Partners, L.P., Targa Resources Partners LP, Regency Energy Partners, L.P., MarkWest Energy Partners, L.P., Western Gas Partners, L.P., Genesis Energy, L.P., NGL Energy Partners, L.P., Semgroup Corp., and Martin Midstream Partners, L.P. We believe that this group of companies is representative of the industry in which we operate and the individual companies were chosen because of such companies' relative position in our industry, relative size/market capitalization, relative complexity of the business, similar organizational structure, competition for similar executive talent and the named executive officers' roles and responsibilities.
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
Elements of Compensation.
For fiscal year 2013, the principal elements of compensation for the named executive officers were the following:

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
Base Salary.    The Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to Crosstex Energy GP, LLC and its affiliates, market data and responsibilities of the named executive officers. Salaries are generally determined by considering the employee's performance and prevailing levels of compensation in areas in which a particular employee works. As discussed above, after giving effect to the monthly reimbursement payment received from Crosstex Energy, Inc., the remaining portion of the base salaries of the named executive officers was allocated to us by Crosstex Energy GP, LLC as general and administration expenses. The base salaries paid to our named executive officers during fiscal year 2013 are shown in the Summary Compensation Table on page 83. The base salaries payable to our named executive officers for fiscal 2014 are currently unchanged from the base salaries for fiscal 2013; however, upon the recommendation of the Committee, the Board has approved the following base salaries for our named executive officers that will become effective upon the closing of the Mergers and the Contribution (the “Closing”): Barry E. Davis $600,000; William W. Davis $395,000; Joe A. Davis $375,000; Michael J. Garberding $400,000; and Stan Golemon $300,000.
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
The final amount of bonus for each named executive officer is determined by the Committee and recommended for approval by the Board, based upon the Committee's assessment of whether such executive met his or her performance objectives established at the beginning of the performance period. These performance objectives include the quality of leadership within the named executive officer's assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer and the named executive officer's contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by the Committee as a whole. All of our named executive officers met or exceeded their personal performance objectives for 2013. Accordingly, the Committee and the Board awarded bonuses to the named executive officers ranging from approximately 45% to 94% of base salary for 2013. Such awards were paid in the form of stock awards that immediately vest and were allocated 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc.
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
Target adjusted EBITDA is based upon a standard of reasonable market expectations and company performance, and varies from year to year. Several factors are reviewed in determining target adjusted EBITDA, including market expectations, internal forecasts and available investment opportunities. For 2013, our adjusted EBITDA levels for bonuses were $200.0 for minimum equity bonuses, $220.0 million for minimum cash bonuses, $235.0 million for target cash and equity bonuses and $270.0 million for maximum cash and equity bonuses. The 2013 plan provided for named executive officers to receive bonus payouts of 6% to 13% of base salary at the minimum threshold, payouts ranging from 60% to 125% of base salary at the target level and payouts ranging from 90% to 188% of base salary at the maximum level.
Additionally, on January 14, 2014, the Board, upon the recommendation of the Committee, approved and authorized us to fund a cash bonus plan in an aggregate amount of up to $10.0 million (the “Transaction Bonus Plan”) to reward a broad base of employees, including the named executive officers, for the transactions with Devon. Awards made under the Transaction Bonus Plan are contingent upon the Closing. In February 2014, the Committee awarded $1,600,000 to Barry E. Davis under the Transaction Bonus Plan, and the Committee and the Board approved allocations to the other named executive officers of the following awards under the Transaction Bonus Plan: William W. Davis $250,000; Joe A. Davis $800,000; Michael J. Garberding $800,000; and Stan Golemon $200,000.
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
A discussion of each plan follows:
Crosstex Energy GP, LLC Long-Term Incentive Plan.    Crosstex Energy GP, LLC has adopted a long-term incentive plan (the "Plan") for employees, consultants and independent contractors of Crosstex Energy GP, LLC and its affiliates and outside directors of our Board who perform services for us. The long-term incentive plan is administered by the Compensation Committee of Crosstex Energy GP, LLC and permits the grant of awards, which may be awarded in the form of restricted incentive units or unit options. On May 9, 2013, the Partnership’s unitholders approved the amendment and restatement of the Plan, which increased the number of common units representing limited partner interests in the Partnership authorized for issuance under the Plan by 3,470,000 common units to an aggregate of 9,070,000 common units and made certain other technical amendments. Of the 9,070,000 common units that may be awarded under the long-term incentive plan, 3,754,195 common units remain eligible for future grants by Crosstex Energy GP, LLC as of January 1, 2014. The long-term compensation structure is intended to align the employee's performance with long-term performance for our unitholders.
The Board, in its discretion, may terminate or amend the Plan at any time with respect to any units for which a grant has not yet been made. The Board also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of units that may be granted subject to the approval requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant.

•
Unit Options.  The long-term incentive plan currently permits the grant of options covering common units. Under current policy all unit option grants will have an exercise price that is not less than 100% of the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Committee. In addition, the unit options will become exercisable upon a change in control of us or our general partner, as discussed below under "—Potential Payments Upon a Change of Control or Termination." Upon exercise of a unit option, Crosstex Energy GP, LLC will acquire common units in the open market or directly from us or any other person or use common units already owned, or any combination of the foregoing. Crosstex Energy GP, LLC will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds received by it from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and Crosstex Energy GP, LLC will pay us the proceeds it received from the optionee upon exercise of the unit option. The unit options granted pursuant to the Plan have been designed to furnish additional compensation to employees, consultants, independent contractors and directors and to align their economic interests with those of common unitholders.

•
Restricted Incentive Units.  Awards of restricted incentive units are rights that entitle the grantee to receive common units of the Partnership upon the vesting of such restricted incentive units. The Committee will determine the terms, conditions and limitations applicable to any awards of restricted incentive units. Awards of restricted incentive units will have a vesting period established in the sole discretion of the Committee, which may include, without limitation, accelerated vesting upon the achievement of specified performance goals. In addition, the restricted incentive units will vest upon a change of control of us or of our general partner, as discussed below under "—Potential Payments Upon a Change of Control or Termination." Common units to be delivered upon the vesting of restricted incentive units may be common units acquired by Crosstex Energy GP, LLC in the open market, common units already owned by Crosstex Energy GP, LLC, common units acquired by Crosstex Energy GP, LLC directly from us or any other person or any combination of the foregoing. Crosstex Energy GP, LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted incentive units, the total number of common units outstanding will increase. The Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted incentive units which entitles the grantee to distributions attributable to the restricted incentive units prior to vesting of such units. We intend the issuance of the common units upon vesting of the restricted incentive units under the Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, under current policy, Plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

The total value of the equity compensation granted to our named executive officers generally has been allocated 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. For fiscal year 2013, Crosstex Energy GP, LLC granted 63,113, 30,468, 30,604, 49,462 and 19,727 restricted incentive units to Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon, respectively. All restricted incentive units that we grant are charged against earnings according to FASB Accounting Standards Codification 718—"Compensation—Stock Compensation" (ASC 718).
Crosstex Energy, Inc. Long-Term Incentive Plans.    The Crosstex Energy, Inc. long-term incentive plans provide for the award of stock options, restricted stock, restricted stock units and other awards (collectively, "Awards") for up to 8,975,000 shares of Crosstex Energy, Inc.'s common stock. As of January 1, 2014, approximately 2,464,665 shares remained available under the long-term incentive plans for future issuance to participants. A participant may not receive in any calendar year options or stock awards relating to more than 250,000 shares of common stock. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Shares of common stock underlying Awards that are forfeited, terminated or expire unexercised become immediately available for additional Awards under the applicable long-term incentive plan.
The Compensation Committee (the "CEI Committee") of Crosstex Energy, Inc.'s board of directors (the "CEI Board") administers its long-term incentive plans. The administrator has the power to determine the terms of the options or other awards granted, including the exercise price of the options or other awards, the number of shares subject to each option or other award, the exercisability thereof and the form of consideration payable upon exercise. In addition, the administrator has the authority to grant waivers of the applicable long-term incentive plan terms, conditions, restrictions and limitations. Awards may be granted to employees, consultants and outside directors of Crosstex Energy, Inc.
The CEI Committee will determine the type or types of Awards made under the plans and will designate the individuals who are to be the recipients of Awards. Each Award may be embodied in an agreement containing such terms, conditions and limitations as determined by the CEI Committee. Awards may be granted singly or in combination. Awards to participants may also be made in combination with, in replacement of, or as alternatives to, grants or rights under the plans or any other employee benefit plan of the company. All or part of an Award may be subject to conditions established by the CEI Committee, including continuous service with the company.

•
Stock Options.  Stock options are rights to purchase a specified number of shares of common stock at a specified price. An option granted pursuant to the applicable plan may consist of either an incentive stock option that complies with the requirements of section 422 of the Code, or a nonqualified stock option that does not comply with such requirements. Only employees may receive incentive stock options and such options must have an exercise price per share that is not less than 100% of the fair market value of the common stock underlying the option on the date of grant. Nonqualified stock options also must have an exercise price per share that is not less than the fair market value of the common stock underlying the option on the date of grant. The exercise price of an option must be paid in full at the time an option is exercised.

•
Stock Awards. Stock awards are Awards of shares of common stock of Crosstex Energy, Inc. or units denominated in common stock, including an Award of restricted stock or restricted stock units. The CEI Committee will determine the terms, conditions and limitations applicable to any stock awards. Rights to dividends or dividend equivalents may be extended to and made part of any stock award at the discretion of the CEI Committee. Stock awards will have a vesting period established in the sole discretion of the CEI Committee, provided that the CEI Committee may provide for earlier vesting by reason of death, disability, retirement or otherwise.

•	Cash Awards. Cash awards are Awards denominated and payable in cash. The CEI Committee will determine the terms, conditions and limitations applicable to any cash awards.

•
Performance Awards. At the discretion of the CEI Committee, any of the above-described Awards may be made in the form of a performance award. A performance award is an Award that is subject to the attainment of one or more performance goals. Performance goals need not be based upon an increase or positive result under a particular business criterion and could include, for example, maintaining the status quo or limiting economic losses. The terms, conditions and limitations applicable to any performance award will be decided by the CEI Committee. The Crosstex Energy, Inc. long-term incentive plans do not provide for any right to receive dividend payments or dividend equivalent payments with respect to performance awards during periods occurring prior to the vesting of such performance award. As of January 1, 2014, no performance awards granted remain outstanding.

The CEI Committee may amend, modify, suspend or terminate the long-term incentive plans, except that no amendment that would impair the rights of any participant to any Award may be made without the consent of such participant, and no amendment requiring stockholder approval under any applicable legal requirements will be effective until such approval has been obtained. No incentive stock options may be granted after the tenth anniversary of the effective date of the plan.
In the event of any corporate transaction such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off or other distribution of stock or property of Crosstex Energy, Inc., the CEI Committee shall substitute or adjust, as applicable: (i) the number of shares of common stock reserved under the plans and the number of shares of common stock available for issuance pursuant to specific types of Awards as described in the plans, (ii) the number of shares of common stock covered by outstanding Awards, (iii) the grant price or other price in respect of such Awards and (iv) the appropriate fair market value and other price determinations for such Awards, in order to reflect such transactions, provided that such adjustments shall only be such that are necessary to maintain the proportionate interest of the holders of Awards and preserve, without increasing, the value of such Awards.
The total value of the equity compensation granted to our executive officers generally has been awarded 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions. For fiscal year 2013, Crosstex Energy, Inc. granted 64,292, 31,055, 31,196, 50,437 and 20,072 restricted shares to Barry E. Davis, William W. Davis, Joe A. Davis, Michael J. Garberding and Stan Golemon, respectively. All performance and restricted shares that we grant are charged against earnings according to FASB ASC 718.
Retirement and Health Benefits.    Crosstex Energy GP, LLC offers a variety of health and welfare and retirement programs to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of Crosstex Energy GP, LLC. Crosstex Energy GP, LLC maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2013, Crosstex Energy GP, LLC matched 100% of every dollar contributed for contributions of up to 6% of salary (not to exceed the maximum amount permitted by law) made by eligible participants. The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses. Our executive officers are also eligible to participate in any additional retirement and health benefits available to our other employees.
Perquisites.    Crosstex Energy GP, LLC generally does not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax and related expenses for membership in an industry-related private lunch club (totaling less than $2,500 per year per person).
Employment and Severance Agreements
All of our named executive officers and certain members of senior management entered into employment agreements with Crosstex Energy GP, LLC as of February 28, 2012. These employment agreements are substantially similar with certain exceptions which are set forth in the following discussion. The term of the agreement for Barry E. Davis is three years, expiring on February 28, 2015. The initial term of the employment agreements for William W. Davis, Joe A. Davis and Michael J. Garberding was two years, but pursuant to amendments entered into on February 25, 2014, the terms of the foregoing agreements were extended until August 31, 2014. The term of the employment agreements for other members of senior management (including Stan Golemon) is one year with automatic extensions such that the remaining term of the agreements will not be less than one year. The employment agreements restrict such employees from disclosing confidential information, soliciting other employees to accept employment with a third party or terminate their employment with our general partner or its affiliates or competing with our general partner and its affiliates, in each case for a period that will continue after the termination of the employee's employment for one year for Barry E. Davis and for six months for the other executive officers and members of senior management. During the noncompetition period, the employees are generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us. The employment agreements provide a clawback of benefits if the confidential information or noncompetition provisions are breached by a terminated employee following a termination date. In the event of a termination, the terminated employee is required to execute a general release of us in order to receive any benefits under the employment agreements.
Under the employment agreements, employees receive their annual base salary and are eligible to participate in cash and equity incentive bonus programs based on criteria established by the Board. If an employee's employment is terminated without cause (as defined in the employment agreement), or is terminated by the employee for good reason (as defined in the employment agreement), or is terminated due to the employee's death, disability or adjudication of legal incompetence, the employment agreement provides that the employee will be entitled to receive (i) his or her base salary up to the date of termination, (ii) any unpaid annual bonus with respect to the prior year that has been earned as of or prior to the date of termination (iii) a pro-rata portion of the higher of (x) the target amount of his or her annual bonus and (y) the projected annual bonus, in each case calculated based upon the number of days in the performance period prior up to the date of termination, (iv) an amount equal to the cost to the employee for the premium for health insurance continuation under COBRA for an 18-month period, (v) such other fringe benefits (excluding any bonus, severance pay benefit, participation in the company's 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company and already earned or accrued as of the date of termination (collectively, the "Termination Fee") and (vi) a lump sum severance amount equal to one year of the employee's then current base salary, plus one times the target annual bonus for the year of termination (the amount listed in (vi) the “Severance Benefit); provided, however, that the Severance Benefit for the Chief Executive Officer is multiplied by two.
Potential Payments Upon Termination and a Change of Control.
As described above, the employment agreements for our named executive officers and certain members of senior management provide for payment to be made to them under certain circumstances upon the termination of their employment. In connection with determining the type, amount and timing of the payment to be made upon the termination of employment under the employment agreements, the Committee reviewed available market information and identified those payments and provision that the Committee deemed to be appropriate for inclusion in the employment agreements. In the event of an executive officer's termination without cause, or a termination by the employee for good reason, within 120 days prior to or one year following a change of control (as defined in the employment agreements), Barry E. Davis would be entitled to receive the Termination Fee plus a lump sum severance amount equal to three times the Severance Benefit, and William W. Davis, Joe A. Davis and Michael J. Garberding each would be entitled to receive the Termination Fee plus a lump sum severance amount equal to two times the Severance Benefit. Other members of senior management (including Stan Golemon) do not receive an increase in the Severance Benefit if they are terminated in connection with a change of control.
If the payments and benefits provided to an executive officer (i) constitute a “parachute payment” as defined in Section 280G of the Internal Revenue Code and exceed three times executive officer’s “base amount” as defined under Internal Revenue Code Section 280G(b)(3), and (ii) would be subject to the excise tax imposed by Internal Revenue Code Section 4999, then the executive officer’s payments and benefits shall be either (A) paid in full, or (B) reduced and payable only as to the maximum amount which would result in no portion of such payments and benefits being subject to excise tax under Internal Revenue Code Section 4999, whichever results in the receipt by the executive officer on an after-tax basis of the greatest amount (taking into account the applicable federal, state and local income taxes, the excise tax imposed by Internal Revenue Code Section 4999 and all other taxes, including any interest and penalties, payable by the executive officer).
With respect to the long-term incentive plans, the amounts to be received by our named executive officers in the event of a change in control (as defined in the long-term incentive plans) will be automatically determined based on the number of units or shares of common stock underlying any unvested equity incentive awards held by a named executive officer at the time of a change in control. The terms of the long-term incentive plans were determined based on past practice and the applicable compensation committee's understanding of similar plans utilized by public companies generally at the time we adopted such plans. The determination of the reasonable consequences of a change of control is periodically reviewed by the applicable compensation committee.
Upon a change in control, all granted awards will automatically vest and become payable or exercisable, as the case may be, in full, and any performance criteria may, subject to the award, terminate or be deemed to have been achieved at the maximum level. The consummation of the Mergers and Contribution will constitute a change in control of the Partnership, our general partner and CEI under the applicable long-term incentive plans (the “Devon Change in Control”).
Notwithstanding the foregoing, in connection with the Merger Agreement and the Contribution Agreement, Barry E. Davis, Michael J. Garberding and Joe A. Davis each agreed to waive certain rights with respect to the acceleration and vesting of awards in connection with the Devon Change in Control. As a result of such waiver, the applicable awards will not become payable or vest solely as a result of the Devon Change in Control unless a qualifying termination occurs on or after the Closing. Such awards granted in or with respect to shares of CEI common stock will be converted from awards in respect of shares of CEI common stock to awards in respect of EnLink Midstream common units. Awards granted in or with respect to the Partnership’s common units will be unchanged following the Devon Change in Control. As consideration for such waivers, our Board and the CEI Board, upon the recommendation of their respective compensation committees, approved and authorized the Partnership and CEI to fund a cash bonus pool in an aggregate amount of approximately $600,000 to provide cash awards to these individuals. In February 2014, the compensation committees awarded $251,058 to Barry E. Davis pursuant to this cash bonus pool, and the compensation committees, the Board and the CEI Board approved allocations of $110,778 and $190,928 to Joe A. Davis and Michael J. Garberding, respectively, pursuant to this cash bonus pool. Such cash bonus awards are contingent upon the Closing.

Additionally, certain other of our employees, including Stan Golemon (each, an “Electing Employee”), have agreed to waive their right to accelerated vesting with respect to 50% of their currently unvested equity awards (the “Waiver Awards”)

granted under the Plan and the CEI long-term incentive plan. Each Electing Employee’s Waiver Awards will be amended, effective immediately prior to the Closing to provide that such awards will not vest at such time but will vest on the second anniversary of the Closing. Upon vesting, the Waiver Awards will entitle the Electing Employee to (i) the number of Partnership common units equal to the number of Partnership common units subject to such Waiver Awards and/or (ii) the number of EnLink Midstream common units equal to the number of shares of CEI’s common stock subject to the Waiver Awards, as applicable. The remaining 50% of the unvested equity awards in the Partnership and CEI held by each Electing Employee will vest in accordance with the terms of the applicable benefit plan as described above.

As consideration for agreeing to waive the right to accelerated vesting with respect to the Waiver Awards, each Electing Employee will receive (i) a new restricted incentive units award under the Plan for a number of Partnership common units equal to 50% of the Partnership common units subject to the applicable Waiver Awards (rounded up, as necessary, to the nearest whole number of Partnership common units) and (ii) a new restricted incentive units award under the EnLink Midstream, LLC 2014 Long-Term Incentive Plan, which was adopted by the board of directors of the manager of EnLink Midstream and approved by the unitholder of EnLink Midstream in February 2014, for a number of EnLink Midstream common units equal to (1) 50% of the shares of CEI common stock subject to the applicable Waiver Awards plus (2) an amount of EnLink Midstream common units to be determined by dividing (x) the product of the per share cash consideration to be paid to CEI’s stockholders pursuant to the Mergers (which consideration will be equal to $100,000,000 divided by the number of shares of common stock issued and outstanding immediately prior to the Closing) and the number of shares of common stock subject to the applicable Waiver Awards by (y) the closing price of the EnLink Midstream common units on the first day of trading following the Closing (in each case rounded up, as necessary, to the nearest whole number of EnLink Midstream common units) (collectively, the “New Awards”). The New Awards will be awarded following the Closing and will vest on the second anniversary of the Closing (unless a qualifying termination (as defined in the applicable award agreement) occurs during such two-year period).

The proposal regarding the Waiver Awards was made pursuant to the terms of the Merger Agreement and the Contribution Agreement and was authorized by our Board and the CEI Board, upon the recommendation of their respective compensation committees.
The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2013 are set forth in the table in the section below entitled Payments Upon Termination or Change in Control.
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
Tax and Accounting Considerations.
Our equity compensation grant policies have been impacted by the implementation of FASB ASC 718, which we adopted effective January 1, 2006. Under this accounting pronouncement, we are required to value unvested unit options granted prior to our adoption of FASB ASC 718 under the fair value method and expense those amounts in the income statement over the stock option's remaining vesting period. As a result, we currently intend to discontinue grants of unit option and stock option awards and instead grant restricted unit and restricted stock awards to the named executive officers and other employees. We have structured the compensation program to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. In 2013, none of the named executive officers or other employees had non-performance based compensation paid in excess of the $1.0 million tax deduction limit contained in Internal Revenue Code Section 162(m).

Summary Compensation Table
The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry E. Davis	2013	525,000	492,188	1,609,522	—	—	—	266,774	(3)	2,893,484
President and Chief Executive	2012	500,000	406,250	1,333,787	—	—	—	257,496		2,497,533
Officer	2011	460,000	545,882	1,418,773	—	—	—	195,958		2,620,613
William W. Davis	2013	395,000	266,625	751,112	—	—	—	165,039	(4)	1,577,776
Executive Vice President and	2012	385,000	225,225	800,272	—	—	—	185,462		1,595,959
Chief Operating Officer	2011	352,692	376,675	917,837	—	—	—	151,644		1,798,848
Joe A. Davis	2013	350,000	236,250	751,112	—	—	—	134,082	(5)	1,471,444
Executive Vice President and	2012	335,000	163,313	640,212	—	—	—	156,960		1,295,485
General Counsel	2011	315,000	242,992	620,948	—	—	—	145,004		1,323,944
Michael J. Garberding	2013	350,000	224,100	1,465,519	—	—	—	164,596	(6)	2,204,215
Executive Vice President and	2012	290,000	141,375	640,212	—	—	—	138,874		1,210,461
Chief Financial Officer	2011	256,538	197,894	848,713	—	—	—	88,124		1,391,269
Stan Golemon	2013	285,000	128,250	536,512	—	—	—	102,847	(7)	1,052,609
Senior Vice President	2012	275,000	89,375	533,515	—	—	—	99,281		997,171
	2011	249,615	124,808	445,253	—	—	—	80,363		900,039
_______________________________________________________________________________

(1)
Bonuses include all payments made under the Annual Bonus Plan. For 2013 and 2012, the named executive officers received bonuses in the form of stock awards that immediately vest. The amounts shown for 2013 and 2012 represent the grant date fair value of awards computed in accordance with FASB ASC 718. Such awards were allocated 50% in restricted units of Crosstex Energy, L.P. and 50% in restricted stock of Crosstex Energy, Inc. See "Bonus Awards" above.

(2)
The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards.

(3)
Amount of all other compensation for Mr. Barry Davis includes professional organization and social club dues, a matching 401(k) contribution of $18,368, distributions on restricted incentive units and performance units of Crosstex Energy, L.P. in the amount $165,216 in 2013, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $80,673 in 2013.

(4)
Amount of all other compensation for Mr. William Davis includes professional organization and social club dues, a matching 401(k) contribution of $20,658, distributions on restricted incentive units and performance units of Crosstex Energy, L.P. in the amount of $94,726 in 2013 and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $47,138 in 2013.

(5)
Amount of all other compensation for Mr. Joe Davis includes professional organization and social club dues, a matching 401(k) contribution of $17,900, distributions on restricted incentive units and performance units of Crosstex Energy, L.P. in the amount of $76,388 in 2013, and dividends on restricted stock and performance shares of Crosstex Energy, Inc. in the amount of $37,278 in 2013.

(6)
Amount of all other compensation for Mr. Michael Garberding includes professional organization and social club dues, a matching 401(k) contribution of $17,500, distributions on restricted incentive units of Crosstex Energy, L.P. in the amount of $97,843 in 2013, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $46,737 in 2013.

(7)
Amount of all other compensation for Mr. Stan Golemon includes a matching 401(k) contribution of $15,782, distributions on restricted incentive units of Crosstex Energy, L.P. in the amount of $56,970 in 2013, and dividends on restricted stock of Crosstex Energy, Inc. in the amount of $27,578 in 2013.

Grants of Plan-Based Awards for Fiscal Year 2013 Table
The following tables provide information concerning each grant of an award made to a named executive officer for fiscal year 2013, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plans.
CROSSTEX ENERGY GP, LLC—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Units		Grant Date Fair Value of Unit Awards
Barry E. Davis	1/15/2013	51,546	(1)	$806,179
	3/4/2013	11,567	(2)	$203,117
William W. Davis	1/15/2013	24,055	(1)	$376,220
	3/4/2013	6,413	(2)	$112,612
Joe A. Davis	1/15/2013	24,055	(1)	$376,220
	3/4/2013	6,549	(2)	$115,000
Michael J. Garberding	1/15/2013	30,928	(1)	$483,714
	3/4/2013	6,549	(2)	$115,000
	8/7/2013	11,985	(3)	$253,962
Stan Golemon	1/15/2013	17,182	(1)	$268,726
	3/4/2013	2,545	(2)	$44,690
_______________________________________________________________________________

(1)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on January 1, 2016.

(2)	These grants vested on March 8, 2013.

(3)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on July 31, 2016.

CROSSTEX ENERGY, INC.—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Shares		Grant Date Fair Value of Shares Awards
Barry E. Davis	1/15/2013	52,301	(1)	$803,343
	3/4/2013	11,991	(2)	$203,128
William W. Davis	1/15/2013	24,407	(1)	$374,892
	3/4/2013	6,648	(2)	$112,617
Joe A. Davis	1/15/2013	24,407	(1)	$374,892
	3/4/2013	6,789	(2)	$115,006
Michael J. Garberding	1/15/2013	31,381	(1)	$482,012
	3/4/2013	6,789	(2)	$115,006
	8/7/2013	12,267	(3)	$245,831
Stan Golemon	1/15/2013	17,434	(1)	$267,786
	3/4/2013	2,638	(2)	$44,688
_______________________________________________________________________________

(1)	These grants include right to receive dividends on restricted shares if made on unrestricted common shares during the restricted period unless otherwise forfeited and vest 100% on January 1, 2016.

(2)	These grants vested on March 8, 2013.

(3)	These grants include right to receive dividends on restricted shares if made on unrestricted common shares during the restricted period unless otherwise forfeited and vest 100% on July 31, 2016.
Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2013
The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2013, including, but not limited to, awards made under the Crosstex Energy GP, LLC Long-Term Incentive Plan and the Crosstex Energy, Inc. Long-Term Incentive Plans.
CROSSTEX ENERGY GP, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	31,944	(1)	881,654	—	—
						15,272	(3)	421,507
						38,250	(4)	1,055,700
						51,546	(5)	1,422,670
William W. Davis	—	—	—	—	—	17,969	(1)	495,944	—	—
						12,217	(3)	337,189
						22,950	(4)	633,420
						24,055	(5)	663,918
Joe A. Davis	—	—	—	—	—	16,406	(1)	452,806	—	—
						4,582	(3)	126,463
						18,360	(4)	506,736
						24,055	(5)	663,918
Michael J. Garberding	—	—	—	—	—	8,507	(1)	234,793	—	—
						18,326	(3)	505,798
						18,360	(4)	506,736
						30,928	(5)	853,613
						11,985	(6)	330,786
Stan Golemon	—	—	—	—	—	8,507	(1)	234,793	—	—
						6,109	(3)	168,608
						15,300	(4)	422,280
						17,182	(5)	474,223
_______________________________________________________________________________

(1)	Restricted incentive units vested on January 1, 2014.

(2)	The closing price for the common units was $27.60 as of December 31, 2013.

(3)	Restricted incentive units vest on August 15, 2014.

(4)	Restricted incentive units vest on January 1, 2015.

(5)	Restricted incentive units vest on January 1, 2016.

(6)	Restricted incentive units vest on July 31, 2016.

CROSSTEX ENERGY, INC.—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	51,919	(1)	1,877,391	—	—
						23,148	(3)	837,032
						50,080	(4)	1,810,893
						52,301	(5)	1,891,204
William W. Davis	—	—	—	—	—	29,204	(1)	1,056,017	—	—
						18,519	(3)	669,647
						30,048	(4)	1,086,536
						24,407	(5)	882,557
Joe A. Davis	—	—	—	—	—	26,665	(1)	964,206
						6,944	(3)	251,095
						24,038	(4)	869,214
						24,407	(5)	882,557
Michael J. Garberding	—	—	—	—	—	13,826	(1)	499,948	—	—
						27,778	(3)	1,004,452
						24,038	(4)	869,214
						31,381	(5)	1,134,737
						12,267	(6)	443,575
Stan Golemon	—	—	—	—	—	13,826	(1)	499,948	—	—
						9,259	(3)	334,805
						20,032	(4)	724,357
						17,434	(5)	630,413
_______________________________________________________________________________

(1)	Restricted shares vested on January 1, 2014.

(2)	The closing price for the common shares was $36.16 as of December 31, 2013.

(3)	Restricted shares vest on August 15, 2014.

(4)	Restricted shares vest on January 1, 2015.

(5)	Restricted shares vest on January 1, 2016.

(6)	Restricted shares vest on July 31, 2016.

Units and Shares Vested Table for Fiscal Year 2013
The following table provides information related to the vesting of restricted incentive units and restricted shares during fiscal year ended 2013.
UNITS AND SHARES VESTED

	Crosstex Energy, L.P. Unit Awards			Crosstex Energy, Inc. Share Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting		Number of Shares Acquired on Vesting	Value Realized on Vesting
Barry E. Davis	46,290	$711,684	(1)	46,714	$711,248	(2)
William W. Davis	36,970	$559,070	(3)	37,205	$556,455	(4)
Joe A. Davis	37,106	$561,498	(5)	37,346	$558,964	(6)
Michael J. Garberding	20,414	$343,858	(7)	22,205	$373,836	(8)
Stan Golemon	16,434	$247,510	(9)	16,527	$246,098	(10)
_______________________________________________________________________________

(1)	Consists of 34,723 units at $14.55 per unit and 11,567 units at $17.85 per unit.

(2)	Consists of 34,723 shares at $14.34 per share and 11,991 shares at $17.79 per share.

(3)	Consists of 30,557 units at $14.55 per unit and 6,413 units at $17.85 per unit.

(4)	Consists of 30,557 shares at $14.34 per share and 6,648 shares at $17.79 per share.

(5)	Consists of 30,557 units at $14.55 per unit and 6,549 units at $17.85 per unit.

(6)	Consists of 30,557 shares at $14.34 per share and 6,789 shares at $17.79 per share.

(7)	Consists of 9,723 units at $14.55 per unit, 4,142 units at $20.64 per unit and 6,549 units at $17.85 per unit.

(8)	Consists of 9,723 shares at $14.34 per share, 5,693 shares at $19.96 per share and 6,789 shares at $17.79 per share.

(9)	Consists of 13,889 units at $14.55 per unit and 2,545 units at $17.85 per unit.

(10)	Consists of 13,889 shares at $14.34 per share and 2,638 at $17.79 per share.

Payments Upon Termination or Change of Control
The following tables show potential payments that would have been made to the named executive officers as of December 31, 2013.

Name and Principal Position	Payment Under Employment Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Employment Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Employment Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Employment Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	3,047,741	28,991	—	4,228,991	10,198,051
President and Chief Executive Officer
William W. Davis	1,125,676	19,676	—	1,876,176	5,825,228
Executive Vice President
and Chief Operating Officer
Joe A. Davis	1,008,991	28,991	—	1,673,991	4,716,995
Executive Vice President
and General Counsel
Michael J. Garberding	1,008,991	28,991	—	1,673,991	6,383,652
Executive Vice President
and Chief Financial Officer
Stan Golemon	646,264	19,264	—	646,264	3,489,429
Senior Vice President
_______________________________________________________________________________

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

(5)
Each named executive officer is entitled to accelerated vesting of outstanding equity awards in the event of a change in control (as defined under the long term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2013.

Compensation of Directors for Fiscal Year 2013
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Rhys J. Best	192,500	100,003	7,385	299,888
Leldon E. Echols	124,750	75,005	3,933	203,688
Bryan H. Lawrence	—	—	—	—
Cecil E. Martin	106,542	75,005	3,933	185,480
Kyle D. Vann	159,000	74,997	5,539	239,536
D. Dwight Scott	158,003	—	—	158,003
_______________________________________________________________________________

(1)
Messrs. Best, Echols. Martin and Vann were granted awards of restricted incentive units of Crosstex Energy, L.P. on May 9, 2013 with a fair market value of $19.03 per unit and that will vest on May 9, 2014 in the following amounts, respectively: 5,255, 1,971, 1,971 and 3,941. Messrs. Echols and Martin were granted awards of restricted shares of Crosstex Energy, Inc. on May 9, 2013 with a fair market value of $18.30 per share and that will vest on May 9, 2014 in the following amounts, respectively: 2,049 and 2,049. The amounts shown represent the grant date fair value of awards computed in accordance with FASB ACS 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards. At December 31, 2013, Messrs. Best, Echols, Martin and Vann held aggregate outstanding restricted incentive unit awards, in the following amounts, respectively: 5,255, 1,971, 1971 and 3,941. At December 31, 2013, Messrs. Echols and Martin held aggregate outstanding restricted shares of Crosstex Energy, Inc. in the following amounts, respectively: 2,049 and 2,049. Messrs. Lawrence and Scott held no outstanding restricted incentive unit awards at December 31, 2013.

(2)	Other Compensation is comprised of distributions on restricted incentive units and dividends received on restricted shares.
Each director of Crosstex Energy GP, LLC who is not an employee of Crosstex Energy GP, LLC (other than Mr. Lawrence) is paid an annual retainer fee of $50,000, except for Mr. Best who, as Chairman, is paid an annual retainer fee of $50,000 and Mr. Scott who receives an annual retainer fee of $125,000 (and does not receive any equity related compensation). Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting but are paid $1,500 for each additional meeting that they attend. Also, an attendance fee of $1,500 is paid to each director for each committee meeting that is attended, other than the Audit Committee which pays a fee of $3,000 per meeting. The respective Chairs of each committee receive the following annual fees: Audit—$12,000, Compensation—$10,000, Governance—$10,000, Finance—$5,000 and Conflicts—$2,500. Directors are also reimbursed for related out-of-pocket expenses. Barry E. Davis, as an executive officer of Crosstex Energy GP, LLC, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. For directors that serve on both the boards of Crosstex Energy GP, LLC and Crosstex Energy, Inc., the above listed fees are generally allocated 75% to us and 25% to Crosstex Energy, Inc., except in the case for service on the Audit Committee, where the Chair is paid a separate fee for each entity and meeting fees are split 50% to each entity. The Governance Committee annually reviews and makes recommendations to the Board regarding the compensation of the directors. Mr. Lawrence received no compensation in 2013. See related party transactions for a discussion of compensation for Mr. Scott.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended 2013, the Committee was composed of Cecil E. Martin, Rhys J. Best and D. Dwight Scott. No member of the Committee during fiscal 2013 was a current or former officer or employee of Crosstex Energy GP, LLC or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the SEC. None of Crosstex Energy GP, LLC's executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on the Board or the Committee.

The Compensation Committee of Crosstex Energy GP, LLC held five meetings during fiscal year 2013. Each member attended 100% of the meetings.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Crosstex Energy, L.P. Ownership
The following table shows the beneficial ownership of units of Crosstex Energy, L.P. as of February 14, 2014, held by:

•	each person who beneficially owns 5% or more of any class of units then outstanding;

•	all the directors of Crosstex Energy GP, LLC;

•	each named executive officer of Crosstex Energy GP, LLC; and

•	all the directors and executive officers of Crosstex Energy GP, LLC as a group.

Percentages reflected in the table are based upon a total of 91,534,187 common units as of February 14, 2014.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Convertible Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Total Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Crosstex Energy, Inc.	16,414,830	17.93%	—	—	16,414,830	15.11%
GSO Crosstex Holdings, LLC(2)	902,162	0.99%	17,095,132	100.00%	17,997,294	16.57%
Kayne Anderson Capital Advisors(3)	7,963,188	8.70%	—	—	7,963,188	7.33%
Clearbridge Investments, LLC	5,800,200	6.34%	—	—	5,800,200	5.34%
OppenheimerFunds, Inc.	7,489,667	8.18%	—	—	7,489,667	6.89%
Oppenheimer StellPath MLP Fund	5,747,331	6.28%			5,747,331	5.29%
Barry E. Davis(4)	366,036	*	—	—	366,036	*
William W. Davis(4)	114,563	*	—	—	114,563	*
Joe A. Davis(4)	50,310	*	—	—	50,310	*
Stan Golemon(4)	32,215	*	—	—	32,215	*
Michael J. Garberding(4)	42,397	*	—	—	42,397	*
Rhys J. Best(5)	107,333	*	—	—	107,333	*
Leldon E. Echols(4)	19,153	*	—	—	19,153	*
Bryan H. Lawrence(4)	—	—	—	—	—	—
Cecil E. Martin(4)	27,563	*	—	—	27,563	*
D. Dwight Scott	—	—	—	—	—	—
Kyle D. Vann	75,304	*	—	—	75,304	*
All directors and executive officers as a group (11 persons)	834,874	0.91%	—	—	834,874	0.77%
_______________________________________________________________________________

*	Less than 1%

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for GSO Crosstex Holdings LLC, which is 280 Park Avenue, 11th Floor, New York, NY 10017; Kayne Anderson Capital Advisors, L.P., which is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067; and Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022; Clearbridge Investment, LLC, which is 620 8th Avenue, New York Avenue. New York, NY 10018; OpperheimerFunds, Inc, which is 225 liberty street New York, NY 10281; Oppenheimer SteelPath MLP Income Fund, which is 6803 South Tucson Way, Centennial, CO 80112.

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

Crosstex Energy, Inc. Ownership
The following table shows the beneficial ownership of Crosstex Energy, Inc. as of February 14, 2014, held by:

•	each person who beneficially owns 5% or more of the stock then outstanding;

•	all the directors of Crosstex Energy, Inc.;

•	each named executive officer of Crosstex Energy, Inc.; and

•	all the directors and executive officers of Crosstex Energy, Inc. as a group.
Percentages reflected in the table below are based on a total of 48,021,537 shares of common stock outstanding as of February 14, 2014.

Name of Beneficial Owner(1)	Shares of Common Stock	Percent
GSO Crosstex Holdings, LLC(2)	7,000,000	14.58%
Chickasaw Capital Management, LLC(3)	4,149,252	8.64%
Black Rock Inc.	2,644,471	5.51%
Barry E. Davis (4)	1,722,083	3.59%
William W. Davis (4)	266,633	*
Joe A. Davis (4)	108,843	*
Stan Golemon (4)	46,459	*
Michael J. Garberding (4)	50,302	*
James C. Crain (5)	52,298	*
Leldon E. Echols (4)	22,400	*
Bryan H. Lawrence (4)	1,720,267	3.58%
Cecil E. Martin (4)	12,400	*
Robert F. Murchison (6)	274,150	*
All directors and executive officers as group (10 persons)	4,275,835	8.90%
_______________________________________________________________________________

*	Less than 1%.

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for GSO Crosstex Holdings, LLC which is 345 Park Avenue, New York, New York 10154; Chickasaw Capital Management, LLC which is 6075 Poplar Ave., Suite 402 Memphis, TN 38119; Mr. Lawrence, which is 410 Park Avenue, New York, New York 10022; Black Rock Inc., which is 40 East 52nd street, New York, NY 10022.

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

(3)	As reported on Schedule 13G filed with the SEC.

(4)	These individuals each hold an ownership interest in Crosstex Energy, L.P. as indicated in the table above.

(5)	1,000 of these shares are held by the James C. Crain Trust.

(6)	169,462 shares are held by Murchison Capital Partners, L.P. Mr. Murchison is the President of the Murchison Management Corp., which serves as the general partner of Murchison Capital Partners, L.P.
Beneficial Ownership of General Partner Interest
Crosstex Energy GP, LLC owns all of our general partner interest and all of our incentive distribution rights. Crosstex Energy GP, LLC is 100% owned by Crosstex Energy, Inc.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)		(c)
Equity Compensation Plans Approved By Security Holders(1)	1,373,037	(2)	$8.36	(3)	3,754,195
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A		N/A
_______________________________________________________________________________

(1)
Our Amended and Restated Long-Term Incentive Plan was approved by our unitholders in May 2013 for the benefit of our officers, employees and directors. See Item 11, "Executive Compensation—Compensation Discussion and Analysis." The plan, as amended, provides for the issuance of a total of 9,070,000 common units under the plan.

(2)	The number of securities includes 1,178,923 restricted incentive units that have been granted under our long-term incentive plan that have not vested.

(3)	The exercise prices for outstanding options under the plan as of December 31, 2013 range from $3.11 to $37.31 per unit.
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
Our general partner owns the general partner interest in us and all of our incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13.0% of amounts we distribute in excess of $0.25 per unit, 23% of the amounts we distribute in excess of $0.3125 per unit and 48.0% of amounts we distribute in excess of $0.375 per unit.
Relationship with Crosstex Energy, Inc.
General.    Crosstex Energy, Inc. ("CEI"), directly or indirectly, owns 16,414,830 common units, representing an approximate 15.0% limited partnership interest in us as of December 31, 2013. CEI also owns our general partner. Our general partner owns the general partner interest in us and the incentive distribution rights. Our general partner's ability, as general partner, to manage and operate Crosstex Energy, L.P. and CEI's ownership in us effectively gives our general partner the ability to veto some of our actions and to control our management. CEI pays us for administrative and compensation costs that we incur on its behalf. During 2013, this cost reimbursement was approximately $0.08 million per month.
Omnibus Agreement.    Concurrently with the closing of our initial public offering, we entered into an agreement with CEI and our general partner that governs potential competition among us and the other parties to the agreement. CEI agreed, for so long as our general partner or any affiliate of CEI is a general partner of our Partnership, not to engage in the business of gathering, transmitting, treating, processing, storing and marketing of natural gas and the transportation, fractionation, storing and marketing of NGLs unless it first offers us the opportunity to engage in this activity or acquire this business, and the Board, with the concurrence of its conflicts committee, elects to cause us not to pursue such opportunity or acquisition. In addition, CEI has the ability to purchase a business that has a competing natural gas gathering, transmitting, treating, processing and producer services business if the competing business does not represent the majority in value of the business to be acquired and CEI offers us the opportunity to purchase the competing operations following their acquisition. Except as provided above, CEI and its controlled affiliates are not prohibited from engaging in activities in which they compete directly with us.

Related Party Transactions
Reimbursement of Costs by CEI.    CEI paid us $1.0 million, $0.7 million and $0.8 million during the years ended December 31, 2013, 2012, and 2011, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for CEI provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to CEI for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse us for additional support costs, including, but not limited to, consideration for rent, office support and information service support.
Expense Reimbursement Agreement. In connection with the execution of the Merger Agreement and the Contribution Agreement, we entered into an expense reimbursement agreement with CEI pursuant to which CEI has agreed to reimburse us for our reasonable documented out-of-pocket fees and expenses incurred in connection with the Merger Agreement or the Contribution Agreement, up to a maximum of $2 million, in the event that the Merger Agreement is terminated under circumstances in which CEI is obligated to pay Devon a termination fee. However, CEI will not be required to reimburse us if (i) CEI terminates the merger agreement to enter into a Superior Proposal (as defined in the Merger Agreement) or (ii) the Merger Agreement is otherwise terminated and CEI is obligated to pay the termination fee as a result of entering into an Acquisition Proposal (as defined in the Merger Agreement) within 12 months of such termination, in each case if, prior to or substantially concurrent with CEI’s execution of a definitive agreement with respect to any such transaction, we also enter into a transaction involving the acquisition of 40% or more of our consolidated assets or our outstanding common units.
GSO Crosstex Holdings, LLC.    GSO Crosstex Holdings, LLC owned 16,642,947 Series A Convertible Preferred Units ("preferred units") and 902,162 common units representing limited partner interests, representing an approximate 16.0% limited partnership interest in us as of December 31, 2013. In addition, GSO Crosstex Holdings, LLC and its affiliates owned 7,000,000 shares of common stock in CEI as of December 31, 2013. In connection with the sale of the preferred units to GSO Crosstex Holdings, LLC, we entered into a Board Representation Agreement by and among our general partner, CEI and GSO Crosstex Holdings, LLC. Pursuant to the Board Representation Agreement, each of the Crosstex entities agreed to take all actions necessary or advisable to cause one director serving on the Board to be designated by GSO Crosstex Holdings, LLC, in its sole discretion. Such designation right will terminate upon the earliest to occur of (i) GSO Crosstex Holdings, LLC and its affiliates holding a number of preferred units and common units issued on conversion of the preferred units that is less than twenty-five percent (25%) of the number of preferred units initially issued to GSO Crosstex Holdings, LLC, (ii) such time as the sum of (A) the number of common units into which the preferred units collectively held by GSO Crosstex Holdings, LLC and its affiliates are convertible and (B) the number of the common units issuable upon conversion of the preferred units which are then collectively held by GSO Crosstex Holdings, LLC and its affiliates represent less than ten percent (10%) of the common units then outstanding and (iii) GSO Crosstex Holdings, LLC ceasing to be an affiliate of The Blackstone Group L.P. GSO Crosstex Holdings, LLC has selected D. Dwight Scott to serve as a director. GSO Crosstex Holdings, LLC (or its affiliates) requires that any compensation due to Mr. Scott be paid directly to GSO Crosstex Holdings, LLC (or its designee). As a result, we will pay GSO Crosstex Holdings, LLC (or its designee) all cash compensation (and the cash value at the date of grant of any equity compensation) otherwise payable to Mr. Scott for his service as a director in accordance with our director compensation policies in place from time to time.
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
Director Independence
See "Item 10. Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services
Audit Fees
The fees for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended December 31, 2013, 2012 and 2011, review of our internal control procedures for the fiscal year ended December 31, 2013, 2012 and 2011 and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years was $1.4 million, $1.2 million, and $1.1 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.
Audit-Related Fees
KPMG did not perform any assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, that were not included in the audit fees listed above.
Tax Fees
KPMG did not perform any tax related services for the years ended December 31, 2013, 2012 and 2011.
All Other Fees
KPMG did not render services to us, other than those services covered in the section captioned "Audit Fees" for the fiscal years ended December 31, 2013, 2012 and 2011.
Audit Committee Approval of Audit and Non-Audit Services
All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. In 2014, the Audit Committee has not pre-approved the use of KPMG for any non-audit related services. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between Audit Committee meetings; provided that the additional services do not affect KPMG's independence under applicable Securities and Exchange Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

1.	See the Index to Financial Statements on page F-1.

2.	Exhibits
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

2.2	**	—
Contribution Agreement, dated as of October 21, 2013, by and among Devon Energy Corporation, Devon Gas Corporation, Devon Gas Services, L.P., Southwestern Gas Pipeline, Inc., Crosstex Energy, L.P. and Crosstex Energy Services, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated October 21, 2013, filed with the Commission on October 22, 2013, file No. 000-50067).

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

3.8	*	—	Amendment No. 5 to Sixth Amended and Restated Agreement of Limited Partnership of Crosstex Energy, L.P., dated as of February 27, 2014.
3.9		—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, file No. 333-97779).
3.10		—
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
Indenture governing the Issuers' 71/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

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
Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers' 87/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Commission on August 7, 2012, file No. 000-50067).

4.9	—
Supplemental Indenture, dated as of August 6, 2012, to the indenture governing the Issuers' 71/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy,  L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Commission on August 7, 2012, file No. 000-50067).

4.10	—
Supplemental Indenture, dated as of October 5, 2012, to the indenture governing the Issuers' 87/8% senior unsecured notes due 2018, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2012, filed with the Commission on October 5, 2012, file No. 000-50067).

4.11	—
Supplemental Indenture, dated as of October 5, 2012, to the indenture governing the Issuers' 71/8% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 2, 2012, filed with the Commission on October 5, 2012, file No. 000-50067).

10.1	†	—
Crosstex Energy, Inc. Amended and Restated Long-Term Incentive Plan effective as of September 6, 2006 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated October 26, 2006, filed with the Commission on October 31, 2006, file No. 000-50536).

10.2	†	—
Crosstex Energy GP, LLC Amended and Restated Long-Term Incentive Plan, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50067).

10.3	†	—
Crosstex Energy, Inc. 2009 Long-Term Incentive Plan, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50536).

10.4		—
Omnibus Agreement, dated December 17, 2002, among Crosstex Energy, L.P. and certain other parties (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002, file No. 000-50067).

10.5	†	—	Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50067).
10.6	†	—
Form of Restricted Incentive Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50067).

10.7	†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to Crosstex Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, file No. 000-50536).
10.8	†	—
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Crosstex Energy, Inc.’s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50536).

10.9	†	—
Form of Performance Share Agreement (incorporated by reference to Exhibit 10.1 to Crosstex Energy, Inc.'s Current Report on Form 8-K dated June 27, 2007, filed with the Commission on July 3, 2007, file No. 000-50536).

10.10	†	—	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Crosstex Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, file No. 000-50536).
10.11		—
Board Representation Agreement, dated as of January 19, 2010, by and among Crosstex Energy GP, LLC, Crosstex Energy GP, L.P., Crosstex Energy, L.P., Crosstex Energy, Inc. and GSO Crosstex Holdings LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 19, 2010, filed with the Commission on January 22, 2010, file No. 000-50067).

10.12		—
Amended and Restated Credit Agreement, dated as of February 10, 2010, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 10, 2010, filed with the Commission on February 16, 2010, file No. 000-50067).

10.13		—
First Amendment to Amended and Restated Credit Agreement dated as of May 2, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2011, filed with the Commission on May 3, 2011, file No. 000-50067).

10.14		—
Second Amendment to Amended and Restated Credit Agreement dated as of July 11, 2011, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 11, 2011, filed with the Commission on July 12, 2011, file No. 000-50067).

10.15		—
Third Amendment to Amended and Restated Credit Agreement dated as of January 24, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 24, 2012, filed with the Commission on January 25, 2012, file No. 000-50067).

10.16		—
Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

10.17		—
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

10.18		—
Sixth Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2012, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 30, 2012, filed with the Commission on August 31, 2012, file No. 000-50067).

10.19		—
Seventh Amendment to Amended and Restated Credit Agreement, dated as of January 28, 2013, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 28, 2013, filed with the Commission on January 29, 2013, file No. 000-50067).

10.20		—
Eighth Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 28, 2013, filed with the Commission on August 30, 2013, file No. 000-50067).

10.21		—
Ninth Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 22, 2014, filed with the Commission on January 22, 2014, file No. 000-50067).

10.22		—
Credit Agreement, dated as of February 20, 2014, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer thereunder, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Royal Bank of Canada and Bank of Montreal, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 20, 2014, filed with the Commission on February 21, 2014, file No. 000-50067).

10.23	†	—
Crosstex Energy Services, L.P. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 1, 2011, filed with the Commission on July 1, 2011, file No. 000-50067).

10.24	†	—	Form of Employment Agreement (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2011, file No. 000-50536).
10.25	†*	—	Form of First Amendment to Employment Agreement Amendment.
10.26		—
Purchase Agreement, dated as of May 10, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 9, 2012, filed with the Commission on May 11, 2012, file No. 000-50067).

10.27		—
Common Unit Purchase Agreement, dated as of September 14, 2012, by and among Crosstex Energy, L.P., and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 14, 2012, filed with the Commission on September 14, 2012, file No. 000-50067).

10.28		—
Common Unit Purchase Agreement, dated as of January 9, 2013, by and among Crosstex Energy, L.P., and each of the Purchasers set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 8, 2013, filed with the Commission on January 10, 2013, file No. 000-50067).

12.1	*	—	Ratio of Earnings to Fixed Charges.
21.1	*	—	List of Subsidiaries.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

101	*	—
The following financial information from Crosstex Energy, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Partners' Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2014.

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

Signature	Title	Date

/s/ BARRY E. DAVIS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
Barry E. Davis

/s/ RHYS J. BEST	Chairman of the Board	February 28, 2014
Rhys J. Best

/s/ LELDON E. ECHOLS	Director	February 28, 2014
Leldon E. Echols

/s/ BRYAN H. LAWRENCE	Director	February 28, 2014
Bryan H. Lawrence

/s/ CECIL E. MARTIN	Director	February 28, 2014
Cecil E. Martin

/s/ D. DWIGHT SCOTT	Director	February 28, 2014
D. Dwight Scott

/s/ KYLE D. VANN	Director	February 28, 2014
Kyle D. Vann

/s/ MICHAEL J. GARBERDING	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Michael J. Garberding

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
In connection with the preparation of the Partnership's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Partnership's internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2013, the Partnership's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited the Partnership's consolidated financial statements included in this report, has issued an attestation report on the Partnership's internal control over financial reporting, a copy of which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Partners
Crosstex Energy, L.P.:
We have audited the accompanying consolidated balance sheets of Crosstex Energy, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Crosstex Energy, L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crosstex Energy, L.P.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crosstex Energy, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Crosstex Energy, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Dallas, Texas
February 28, 2014

CROSSTEX ENERGY, L.P.
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$57	$124
Accounts receivable:
Trade, net of allowance for bad debts of $629 and $535, respectively	73,274	63,690
Accrued revenues	208,597	150,734
Imbalances	4,235	1,533
Other	8,944	3,453
Fair value of derivative assets	302	3,234
Natural gas and natural gas liquids inventory, prepaid expenses and other	17,747	11,853
Assets held for disposition	—	22,599
Total current assets	313,156	257,220
Property and equipment:
Transmission assets	769,424	397,381
Gathering systems	726,560	723,626
Gas processing plants	614,435	586,294
Other property and equipment	128,849	86,838
Construction in process	218,107	180,976
Total property and equipment	2,457,375	1,975,115
Accumulated depreciation	(603,126)	(503,867)
Total property and equipment, net	1,854,249	1,471,248
Intangible assets, net of accumulated amortization of $227,883 and $263,305, respectively	311,976	425,005
Goodwill	153,802	152,627
Fair value of derivative assets	556	—
Investment in limited liability company	103,673	90,500
Other assets, net	21,924	25,989
Total assets	$2,759,336	$2,422,589
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Drafts payable	$13,413	$4,093
Accounts payable	17,843	25,839
Accrued gas, condensate and crude oil purchases	200,585	140,344
Accrued imbalances payable	4,832	2,333
Accrued capital expenditures	25,111	23,495
Fair value of derivative liabilities	1,168	1,310
Accrued interest	26,915	26,712
Liabilities held for disposition	—	3,572
Other current liabilities	40,094	47,845
Total current liabilities	329,961	275,543
Long-term debt	1,122,202	1,036,305
Other long-term liabilities	27,030	30,256
Deferred tax liability	72,696	71,404
Fair value of derivative liabilities	755	—
Partners' equity:
Common unitholders (91,313,391 and 66,743,632 units issued and outstanding at December 31, 2013 and 2012, respectively)	998,289	832,529
Preferred unitholders (16,642,947 and 15,072,142 units issued and outstanding at December 31, 2013 and 2012, respectively)	190,114	154,137
General partner interest (1,585,457 and 1,553,400 equivalent units outstanding at December 31, 2013 and 2012, respectively)	18,976	21,784
Accumulated other comprehensive income (loss)	(687)	631
Total partners' equity	1,206,692	1,009,081
Total liabilities and partners' equity	$2,759,336	$2,422,589
See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
Consolidated Statements of Operations

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per unit data)
Revenues:
Midstream	$1,943,239	$1,791,288	$2,013,942
Total revenues	1,943,239	1,791,288	2,013,942
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil	1,546,987	1,397,530	1,638,777
Operating expenses	150,346	130,882	111,778
General and administrative	68,061	61,308	52,801
(Gain) loss on sale of property	(1,055)	(342)	264
Loss on derivatives	2,304	1,006	7,776
Impairments	72,576	—	—
Depreciation and amortization	140,026	162,226	125,284
Total operating costs and expenses	1,979,245	1,752,610	1,936,680
Operating income (loss)	(36,006)	38,678	77,262
Other income (expense):
Interest expense, net of interest income	(76,219)	(86,521)	(79,233)
Equity in income of limited liability company	46	3,250	—
Other income	1,367	5,053	707
Total other expense	(74,806)	(78,218)	(78,526)
Loss before non-controlling interest and income taxes	(110,812)	(39,540)	(1,264)
Income tax provision	(2,337)	(725)	(1,126)
Net loss	$(113,149)	$(40,265)	$(2,390)
Less: Net loss attributable to the noncontrolling interest	—	(163)	(48)
Net loss attributable to Crosstex Energy, L.P.	$(113,149)	$(40,102)	$(2,342)
Preferred interest in net loss attributable to Crosstex Energy, L.P.	$35,977	$20,779	$18,088
General partner interest in net loss attributable to Crosstex Energy, L.P.	$(2,721)	$(534)	$(732)
Limited partners' interest in net loss attributable to Crosstex Energy, L.P.	$(146,405)	$(60,347)	$(19,698)
Net loss per limited partners' unit:
Basic common unit	$(1.71)	$(1.01)	$(0.38)
Diluted common unit	$(1.71)	$(1.01)	$(0.38)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(113,149)	$(40,265)	$(2,390)
Hedging (gains) losses reclassified to earnings	(1,071)	(689)	1,965
Adjustment in fair value of derivatives	(247)	1,823	(1,609)
Comprehensive loss	(114,467)	(39,131)	(2,034)
Comprehensive loss attributable to non-controlling interest	—	163	48
Comprehensive loss attributable to Crosstex Energy, L.P.	$(114,467)	$(38,968)	$(1,986)

See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
Consolidated Statements of Changes in Partners' Equity
Years ended December 31, 2013, 2012 and 2011

	Common Units		Preferred Units		General Partner Interest		Accumulated Other Comprehensive Income (loss)
								Non- Controlling Interest
	$	Units	$	Units	$	Units			Total
	(In thousands)
Balance, December 31, 2010	$807,020	50,255	146,888	14,706	20,979	1,325	(859)	2,908	976,936
Proceeds from exercise of unit options	590	128	—	—	—	—	—	—	590
Conversion of restricted units for common units, net of units withheld for taxes	(1,798)	294	—	—	—	—	—	—	(1,798)
Capital contributions	—	—	—	—	163	9	—	—	163
Stock-based compensation	4,105	—	—	—	3,203	—	—	—	7,308
Distributions	(60,209)	—	(17,206)	—	(3,291)	—	—	—	(80,706)
Net income (loss)	(19,698)	—	18,088	—	(732)	—	—	(48)	(2,390)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	1,965	—	1,965
Adjustment in fair value of derivatives	—	—	—	—	—	—	(1,609)	—	(1,609)
Balance, December 31, 2011	730,010	50,677	147,770	14,706	20,322	1,334	(503)	2,860	900,459
Issuance of common units	232,791	15,780	—	—	3,362	207	—	—	236,153
Proceeds from exercise of unit options	436	88	—	—	—	—	—	—	436
Conversion of restricted units for common units, net of units withheld for taxes	(1,030)	198	—	—	—	—	—	—	(1,030)
Capital contributions	—	—	—	—	98	5	—	—	98
Stock-based compensation	4,904	—	—	—	4,303	—	—	—	9,207
Distributions	(76,474)	—	(14,412)	366	(5,767)	7	—	—	(96,653)
Net income (loss)	(60,347)	—	20,779	—	(534)	—	—	(163)	(40,265)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	(689)	—	(689)
Adjustment in fair value of derivatives	—	—	—	—	—	—	1,823	—	1,823
Distribution to non-controlling interest	—	—	—	—	—	—	—	(458)	(458)
Purchase of non-controlling interest	2,239	—	—	—	—	—	—	(2,239)	—
Balance, December 31, 2012	832,529	66,743	154,137	15,072	21,784	1,553	631	—	1,009,081
Issuance of common units	419,495	24,135	—	—	—	—	—	—	419,495
Proceeds from exercise of unit options	835	152	—	—	—	—	—	—	835
Conversion of restricted units for common units, net of units withheld for taxes	(1,928)	283	—	—	—	—	—	—	(1,928)
Stock-based compensation	7,088	—	—	—	7,082	—	—	—	14,170
Distributions	(113,325)	—	—	1,571	(7,169)	32	—	—	(120,494)
Net income (loss)	(146,405)	—	35,977	—	(2,721)	—	—	—	(113,149)
Hedging gains or losses reclassified to earnings	—	—	—	—	—	—	(1,071)	—	(1,071)
Adjustment in fair value of derivatives	—	—	—	—	—	—	(247)	—	(247)
Balance December 31, 2013	$998,289	91,313	$190,114	16,643	$18,976	1,585	$(687)	$—	$1,206,692
See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(113,149)	$(40,265)	$(2,390)
Adjustments to reconcile net loss to net cash provided by operating activities, net of assets acquired or liabilities assumed:
Depreciation and amortization	140,026	162,226	125,284
Impairments	72,576	—	—
Non-cash stock-based compensation	14,170	9,207	7,308
(Gain) loss on sale of property and other assets	(1,055)	(3,328)	264
Deferred tax benefit	(5,452)	(1,017)	(645)
Loss on derivatives recognized in net loss	2,304	1,006	7,776
Cash paid on derivatives not recognized as revenue	(633)	(4,514)	(7,015)
Amortization of debt issue costs	6,112	5,377	6,462
Amortization of discount on notes	1,897	1,897	1,897
Distribution of earnings from limited liability company	3,296	—	—
Equity income from limited liability company	(46)	(3,250)	—
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	(76,818)	(39,093)	44,225
Natural gas and natural gas liquids, prepaid expenses and other	(2,678)	(4,016)	(1,532)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	54,605	19,666	(38,062)
Net cash provided by operating activities	95,155	103,896	143,572
Cash flows from investing activities:
Additions to property and equipment	(484,135)	(234,849)	(97,572)
Acquisition of business	—	(214,957)	—
Proceeds from sale of property	19,420	11,773	478
Investment in limited liability company	(30,594)	(52,250)	(35,000)
Distribution from limited liability company in excess of earnings	14,172	—	—
Net cash used in investing activities	(481,137)	(490,283)	(132,094)
Cash flows from financing activities:
Proceeds from borrowings	481,000	806,500	471,250
Payments on borrowings	(397,000)	(570,500)	(393,308)
Payments on capital lease obligations	(3,266)	(3,111)	(3,123)
Increase (decrease) in drafts payable	9,320	(1,912)	5,854
Debt refinancing costs	(2,047)	(7,155)	(3,954)
Conversion of restricted units, net of units withheld for taxes	(1,928)	(1,030)	(1,798)
Proceeds from issuance of common units	419,495	232,791	—
Distributions to non-controlling interest	—	(458)	—
Distribution to partners	(120,494)	(96,653)	(80,706)
Proceeds from exercise of unit options	835	436	590
Contributions from general partner	—	3,460	163
Net cash provided by (used in) financing activities	385,915	362,368	(5,032)
Net increase (decrease) in cash and cash equivalents	(67)	(24,019)	6,446
Cash and cash equivalents, beginning of period	124	24,143	17,697
Cash and cash equivalents, end of period	$57	$124	$24,143
Cash paid for interest	$89,438	$81,237	$71,950
Cash paid for income taxes	$8,628	$1,706	$1,104
See accompanying notes to consolidated financial statements.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1) Organization and Summary of Significant Agreements
(a) Description of Business
Crosstex Energy, L.P., a Delaware limited partnership formed on July 12, 2002, is engaged in the gathering, processing, transmission and marketing to producers of natural gas, natural gas liquids ("NGLs"), condensate and crude oil. We also provide crude oil, condensate and brine services to producers. We connect the wells of natural gas producers in our market areas to our gathering systems, process natural gas for the removal of NGLs, fractionate NGLs into purity products and market those products for a fee, transport natural gas and ultimately provide natural gas to a variety of markets. We purchase natural gas from natural gas producers and other supply sources and sell that natural gas to utilities, industrial consumers, other marketers and pipelines. We operate processing plants that process gas transported to the plants by major interstate pipelines or from our own gathering systems under a variety of fee arrangements. We provide a variety of crude services throughout the Ohio River Valley ("ORV") which include crude oil gathering via pipelines, rail, barge and trucks and oilfield brine disposal. We also have crude oil terminal facilities in south Louisiana that provide access for crude oil producers to the premium markets in this area.
(b) Partnership Ownership
Crosstex Energy GP, LLC, the general partner of the Partnership, is a direct, wholly-owned subsidiary of Crosstex Energy, Inc. ("CEI"). As of December 31, 2013, CEI owns 16,414,830 common units in the Partnership directly and through its wholly-owned subsidiaries, representing 15.0% of the limited partner interests in the Partnership and a 1.5% general partner interest. On September 13, 2012, the board of directors of the general partner amended the partnership agreement to convert the general partner's obligation to make capital contributions to the Partnership to maintain its 2% interest in connection with the issuance of additional limited interests by the Partnership to an option of the general partner to make future capital contributions to maintain its then current general partner percentage interest.
(c) Basis of Presentation
The accompanying consolidated financial statements include the assets, liabilities and results of operations of the Partnership and its wholly-owned subsidiaries. The Partnership proportionately consolidates its undivided 50.0% interest in a gas processing plant located in the Permian Basin and its undivided 64.29% interest in a gas plant located in south Louisiana. The Partnership also consolidated its majority interest in Crosstex DC Gathering, J.V. ("CDC") until October 2012 when it acquired the remaining interest for $0.4 million. The consolidated operations are hereafter referred to collectively as the "Partnership." All material intercompany balances and transactions have been eliminated.
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
(c) Natural Gas, Natural Gas Liquids, Crude Oil and Condensate Inventory
The Partnership's inventories of products consist of natural gas, NGLs, crude oil and condensate. The Partnership reports these assets at the lower of cost or market.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(d) Property, Plant, and Equipment
Property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, NGL, condensate and crude oil pipelines, natural gas processing plants, NGL fractionation plants and brine disposal wells. Gas required to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Other property and equipment is primarily comprised of the ORV trucking fleet, computer software and equipment, furniture, fixtures, leasehold improvements and office equipment. Property, plant and equipment are recorded at cost. Repairs and maintenance are charged against income when incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. Interest costs are capitalized to property, plant and equipment during the period the assets are undergoing preparation for intended use. Interest costs totaling $22.4 million, $4.0 million and $0.9 million were capitalized for the years ended December 31, 2013, 2012 and 2011, respectively.
Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 30 years
Gathering systems	15 - 20 years
Gas processing plants	20 years
Other property and equipment	3 - 15 years
Depreciation expense of $99.6 million, $98.1 million and $77.8 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense also includes the amortization of assets classified as capital lease assets.
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10-05-4 requires long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In order to determine whether an impairment has occurred, the Partnership compares the net book value of the asset to the undiscounted expected future net cash flows. If an impairment has occurred, the amount of such impairment is determined based on the expected future net cash flows discounted using a rate commensurate with the risk associated with the asset.
When determining whether impairment of one of our long-lived assets has occurred, the Partnership must estimate the undiscounted cash flows attributable to the asset. The Partnership's estimate of cash flows is based on assumptions regarding the purchase and resale margins on natural gas, volume of gas, condensate and crude oil available to the asset, markets available to the asset, operating expenses, and future natural gas prices and NGL product prices. The volume of available gas, condensate and crude oil to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas and crude oil prices. Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.
(e) Goodwill and Intangible Assets
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership evaluates goodwill for impairment annually as of July 1, 2013, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Partnership may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The Partnership has approximately $153.8 million and $152.6 million of goodwill at December 31, 2013 and 2012, respectively, related to the acquisition of Clearfield Energy, Inc. and its wholly-owned subsidiaries (collectively, "Clearfield") in July 2012. The goodwill recognized from the Clearfield acquisition results primarily from the value of opportunity created from the strategic asset positioning in the Utica and Marcellus shale plays which provides the Partnership with a substantial growth platform in a new geographic area. The goodwill is allocated to the ORV segment. There were no impairment charges resulting from the Partnership's July 1, 2013 impairment testing, and no event indicating impairment has occurred subsequent to that date.
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
The following table represents the Partnership's total purchased intangible assets at years ended December 31, 2013 and 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2013
Customer relationships (1)	$144,210	$(65,125)	$79,085
Dedicated and non-dedicated acreage	395,649	(162,758)	232,891
Total	$539,859	$(227,883)	$311,976
2012
Customer relationships	$292,658	$(130,458)	$162,200
Dedicated and non-dedicated acreage	395,652	(132,847)	262,805
Total	$688,310	$(263,305)	$425,005

(1) See Note 3-"Acquisition, Disposition and Impairments" for information related to an impairment on our Eunice customer relationships in 2013.

The weighted average amortization period for intangible assets is 19.0 years. Amortization expense for intangibles was approximately $40.5 million, $64.1 million and $47.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes the Partnership's estimated aggregate amortization expense for the next five years (in thousands):

2014	$35,474
2015	34,077
2016	32,591
2017	31,916
2018	31,529
Thereafter	146,389
Total	$311,976

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(f) Investment in Limited Liability Company
On June 22, 2011, the Partnership entered into a limited liability agreement with Howard Energy Partners ("HEP") for an initial capital contribution of $35.0 million in exchange for an individual ownership interest in HEP. In 2013 and 2012, the Partnership made additional capital contributions of $30.6 million and $52.3 million, respectively. Additionally, the Partnership received distributions of $17.5 million in 2013. HEP owns midstream assets and provides midstream services to Eagle Ford Shale producers. The Partnership owns 30.6 percent of HEP and accounts for this investment under the equity method of accounting. In December 2013, Alinda Capital Partners acquired a 59% capital interest in HEP from Quanta Capital Solutions and GE Energy Financial Services. This investment is reflected on the balance sheet as "Investment in limited liability company." The Partnership's proportional share of earnings is recorded as an increase to this investment account and recorded as equity in income of limited liability company.
(g) Other Assets
Unamortized debt issuance costs totaling $21.9 million and $26.0 million as of December 31, 2013 and 2012, respectively, are included in other assets, net. Debt issuance costs are amortized into interest expense using the straight-line method over the term of the debt.
(h) Gas Imbalance Accounting
Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Partnership had imbalance payables of $4.8 million and $2.3 million at December 31, 2013 and 2012, respectively, which approximate the fair value of these imbalances. The Partnership had imbalance receivables of $4.2 million and $1.5 million at December 31, 2013 and 2012, respectively, which are carried at the lower of cost or market value.
(i) Asset Retirement Obligations
FASB ASC 410-20-25-16 was issued in March 2005 and became effective at December 31, 2005. FASB ASC 410-20-25-16 clarifies that the term "conditional asset retirement obligation" as used in FASB ASC 410-20, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FASB ASC 410-20-25-16 provides that a liability for the fair value of a conditional asset retirement activity should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FASB ASC 410-20-25-16 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB ASC 410-20. The Partnership provided an asset retirement obligation of $0.5 million and $0.5 million as of December 31, 2013 and 2012, respectively, related to the discontinued use of the Sabine Pass plant. We did not provide any asset retirement obligations for our other facilities because we did not have sufficient information as set forth in FASB ASC 410-20-25-16 to reasonably estimate such obligations, and we have no intention of discontinuing use of any significant assets. See Note 3 "Acquisition, Disposition and Impairments" for further discussion of the Sabine Pass plant.
(j) Revenue Recognition
The Partnership recognizes revenue for sales or services at the time the natural gas, NGLs, condensate or crude oil are delivered or at the time the service is performed. The Partnership generally accrues one month of sales and the related gas, condensate and crude oil purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent month. Actual results could differ from the accrual estimates. The Partnership's purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the consolidated statement of operations in accordance with FASB ASC 605-45-45-1. Except for fee based arrangements, the Partnership acts as the principal in these purchase and sale transactions, has the risk and reward of ownership as evidenced by title transfer, schedules the transportation and assumes credit risk. We conduct "off-system" gas marketing operations as a service to producers on systems that we do not own. We refer to these activities as part of energy trading activities. In some cases, we earn an agency fee from the producer for arranging the marketing of the producer's natural gas. In other cases, we purchase the natural gas from the producer and enter into a sales contract with another party to sell the natural gas. The revenue and cost of sales for these activities are included in revenue on a net basis in the consolidated statement of operations.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The Partnership accounts for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).
(k) Comprehensive Income (Loss)
Comprehensive income includes net income (loss) and other comprehensive income, which includes unrealized gains and losses on derivative financial instruments. Pursuant to FASB ASC 815, the Partnership records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.
In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-2”). ASU 2013-2 requires disclosure of amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. For the years ended December 31, 2013, 2012 and 2011, we reclassified cash flow hedge (gains) losses in the amounts of $(1.1) million, $(0.7) million and $2.0 million, respectively, included in other comprehensive income to revenues on the consolidated statements of operations.
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
Realized and unrealized gains and losses on commodity related derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, are recorded as gain or loss on derivatives in the consolidated statement of operations in the period incurred. Unrealized gains and losses on effective cash flow hedge derivatives are recorded as a component of accumulated other comprehensive income. When the hedged transaction occurs, the realized gain or loss on the hedge derivative is transferred from accumulated other comprehensive income to earnings. Realized gains and losses on commodity hedge derivatives are recognized in revenues. Settlements of derivatives are included in cash flows from operating activities.
(m) Concentrations of Credit Risk
Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited since the Partnership's customers represent a broad and diverse group of energy marketers and end users. In addition, the Partnership continually monitors and reviews credit exposure to its marketing counter-parties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Partnership records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Partnership had a reserve for uncollectible receivables as of December 31, 2013 and 2012 of $0.6 million and $0.5 million , respectively.
During the years ended December 31, 2013, 2012 and 2011, the Partnership had only one customer that individually represented greater than 10.0% of its revenues. The customer is located in the LIG segment and represented 12.6%, 10.5% and 12.3% of the consolidated revenues for each of the years ended December 31, 2013, 2012 and 2011, respectively. As the Partnership continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. While this customer represents a significant percentage of revenues, the loss of this customer would not have a material adverse impact on the Partnership's results of operations because the gross operating margin received from transactions with this customer is not material to the Partnership's gross operating margin.
(n) Legal Costs Expected to be Incurred in Connection with a Loss Contingency
Legal costs incurred in connection with a loss contingency are expensed as incurred.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(o) Environmental Costs
Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that related to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2013, 2012 and 2011, such expenditures were not significant.
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

	Years Ended December 31,
	2013	2012	2011
Cost of share-based compensation charged to general and administrative expense	$12,334	$7,964	$6,157
Cost of share-based compensation charged to operating expense	1,836	1,243	1,151
Total amount charged to income	$14,170	$9,207	$7,308
(q) Recent Accounting Pronouncements
We have reviewed all recently issued accounting pronouncements that became effective during the year ended December 31, 2013, and have determined that none would have a material impact on our Consolidated Financial Statements.
(3) Acquisition, Disposition and Impairments
(a) Acquisition
On July 2, 2012, the Partnership, through a wholly-owned subsidiary, acquired all of the issued and outstanding common stock of Clearfield. Clearfield was a well-established crude oil, condensate and brine services company with operations in Ohio, Kentucky and West Virginia. Clearfield's business included crude oil pipelines, a barge loading terminal on the Ohio River, a rail loading terminal on the Ohio Central Railroad network, a trucking fleet and brine disposal wells. All of these assets are now included in the Partnership's ORV segment.
The Partnership paid approximately $215.4 million in cash (before working capital and certain purchase price adjustments) for the acquisition and the purchase was funded with proceeds from the senior notes offering in May 2012.
Included in the Clearfield acquisition were three local distribution companies, or LDCs, which the Partnership marketed for sale and were classified as held for disposition on the balance sheet as of December 31, 2012. The Partnership chose not to apply discontinued operations presentation on the income statement as the related amounts were immaterial during the period of the Partnership's ownership. On October 15, 2012, the Partnership entered into an agreement to sell the LDCs for an amount of $19.4 million and the sale was completed on January 18, 2013.
The goodwill recognized from the Clearfield acquisition results primarily from the value of opportunity created from the strategic asset positioning in the Utica and Marcellus shale plays which provides the Partnership with a substantial growth platform in a new geographic area. The Partnership finalized the purchase price allocation related to the Clearfield acquisition during July 2013. As a result of the purchase price adjustments since December 31, 2012, the Partnership recognized an increase of goodwill acquired from the transaction of $1.2 million.
The Partnership recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer life of approximately 20 years.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The Partnership assumed a long-term liability related to additional benefit obligations. Also, the Partnership assumed a long-term liability related to inactive easement commitments for a period of 10 years.
Purchase Price Allocation in Clearfield Acquisition
The following table is a summary of the consideration paid in the Clearfield acquisition and the purchase price allocation for the fair value of the assets acquired and liabilities assumed at the acquisition date.

Purchase Price Allocation (in thousands):
Purchase Price to Clearfield Energy, Inc.	$215,397
Total purchase price	$215,397
Assets acquired:
Current assets	$17,622
Assets held for disposition	19,358
Property, plant, and equipment	91,422
Goodwill	153,802
Intangibles	37,600
Liabilities assumed:
Current liabilities	(28,274)
Liabilities held for disposition	(1,400)
Deferred taxes	(65,228)
Long term liabilities	(9,505)
Total purchase price	$215,397
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

	Year Ended
	December 31, 2012	December 31, 2011
	(in thousands except for per unit data)
Pro forma total revenues	$1,897,199	$2,266,868
Pro forma net loss	$(42,546)	$(16,968)
Pro forma net loss attributable to Crosstex Energy, L.P.	$(42,383)	$(16,920)
Pro forma net loss per common unit:
Basic and Diluted	$(0.98)	$(0.55)

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(b) Intangible Asset Impairment
In August 2013, the Partnership shut down the Eunice processing plant, which is located in south Louisiana and is part of our PNGL segment, due to adverse economics driven by low NGL prices and low processing volumes which we do not see improving in the near future based on forecasted pricing. The Partnership recorded an impairment expense of $72.6 million during the third quarter of 2013 related to the intangible assets for the terminated customer relationships attributable to the plant shut down.
(c) Long-Lived Assets Impairments
Changes in Operations During 2013 and 2012.
Our Sabine Pass plant held a contract with a third-party to fractionate the raw-make NGLs produced by the Sabine Pass plant. The primary term of the contract expired in March 2012 and was renewed on a month-to-month basis during the remainder of 2012. Due to the anticipated termination of this third-party fractionation agreement in early 2013, we began accelerating depreciation of this facility during the third quarter of 2012. The plant also had some equipment failures during the fourth quarter of 2012. In January 2013, we ceased plant operations because the cost to repair the equipment could not be supported by an existing month-to-month fractionation agreement. Depreciation and amortization expense during the fourth quarter of 2012 was changed to accelerate the remaining non-recoverable costs associated with the plant. Total depreciation and amortization of $28.9 million was recognized for the Sabine Pass plant during 2012. The Sabine Pass plant contributed gross operating margin of $2.0 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively. The net book value for the plant is $18.9 million as of December 31, 2013 and represents the plant's fair market value. Although we do not have specific plans at this time to relocate the Sabine Pass plant, we may utilize it elsewhere in our operations.
(4) Long-Term Debt
As of December 31, 2013 and 2012, long-term debt consisted of the following (in thousands):

	2013	2012
Bank credit facility (due 2016), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2013 and December 31, 2012 was 3.2% and 4.3%, respectively	$155,000	$71,000
Senior unsecured notes (due 2018), net of discount of $7.8 million and $9.7 million, respectively, which bear interest at the rate of 8.875%	717,202	715,305
Senior unsecured notes (due 2022), which bear interest at the rate of 7.125%	250,000	250,000
Debt classified as long-term	$1,122,202	$1,036,305
Maturities.    Maturities for the long-term debt as of December 31, 2013 are as follows (in thousands):

2014	$—
2015	—
2016	155,000
2017	—
2018	725,000
Thereafter	250,000
Subtotal	1,130,000
Less discount	(7,798)
Total outstanding debt	$1,122,202
Existing Credit Facility.    In January 2013, the Partnership amended the existing credit facility to, among other things, eliminate the existing and any future step-up in the maximum permitted consolidated leverage ratio for acquisitions. All references herein to our existing credit facility include, as applicable, such amendments.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

In August 2013, the Partnership amended the existing credit facility to, among other things, (i) allow the Partnership to make additional investments in joint ventures and subsidiaries that are not guarantors of the Partnership's obligations under the existing credit facility, (ii) decrease the minimum consolidated interest coverage ratio (as defined in the existing credit facility, being generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) and (iii) increase the maximum permitted consolidated leverage ratio (as defined in the existing credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges). See the chart below for the ratios, as amended.

In January 2014, the Partnership amended the existing credit facility to redefine the credit agreement's definition of "change of control" such that the consummation of the previously announced business combination with Devon Energy Corporation will not constitute a change of control under the existing credit facility.
As of December 31, 2013, there was $155.0 million of borrowing and $59.7 million in outstanding letters of credit under the existing credit facility leaving approximately $420.3 million available for future borrowing based on a borrowing capacity of $635.0 million. However, the financial covenants in the existing credit facility limit the amount of funds that we can borrow. As of December 31, 2013, based on the financial covenants in the existing credit facility, we could borrow approximately $207.1 million of additional funds.
The existing credit facility is guaranteed by substantially all of our subsidiaries and is secured by first priority liens on substantially all of our assets and those of the guarantors, including all material pipeline, gas gathering and processing assets, all material working capital assets and a pledge of all of our equity interests in substantially all of our subsidiaries. We may prepay all loans under the existing credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The existing credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, extraordinary receipts, equity issuances and debt incurrences, but these mandatory prepayments do not require any reduction of the lenders’ commitments under the existing credit facility.
Under the existing credit facility, borrowings bear interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent's prime rate) plus an applicable margin. We pay a per annum fee (as described below) on all letters of credit issued under the existing credit facility and a commitment fee of between 0.375% and 0.50% per annum on the unused availability under the existing credit facility. The commitment fee, letter of credit fee and the applicable margins for the interest rate vary quarterly based on our leverage ratio (as defined in the existing credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

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
The existing credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The minimum consolidated interest coverage ratio (as defined in the existing credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.25 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, with a minimum ratio of 2.50 to 1.0 for each fiscal quarter ending thereafter. The maximum permitted senior leverage ratio (as defined in the existing credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non cash charges) is 2.75 to 1.00. The maximum permitted leverage ratio (as defined in the

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

existing credit facility, but generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 5.50 to 1.0 for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, with a maximum ratio of 5.25 to 1.0 for each fiscal quarter ending thereafter.
In addition, the existing credit facility contains various covenants that, among other restrictions, limit the Partnership's ability to:

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
The existing credit facility permits the Partnership to make quarterly distributions to unitholders so long as no default exists under the existing credit facility.
Each of the following is an event of default under the existing credit facility:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation, or covenant in the existing credit facility or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	The Partnership's or any of its subsidiaries default under other indebtedness that exceeds a threshold amount;

•	judgments against the Partnership or any of its material subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving the Partnership or any of its material subsidiaries, in excess of a threshold amount;

•	bankruptcy or other insolvency events involving the Partnership or any of its material subsidiaries; and

•	a change in control (as defined in the existing credit facility).
If an event of default relating to bankruptcy or other insolvency events occurs, all indebtedness under the existing credit facility will immediately become due and payable. If any other event of default exists under the existing credit facility, the lenders may accelerate the maturity of the obligations outstanding under the existing credit facility and exercise other rights and remedies. In addition, if any event of default exists under the existing credit facility, the lenders may commence foreclosure or other actions against the collateral.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

If any default occurs under the existing credit facility, or if the Partnership is unable to make any of the representations and warranties in the existing credit facility, the Partnership will be unable to borrow funds or have letters of credit issued under the existing credit facility.
The Partnership expects to be in compliance with the covenants in the existing credit facility for at least the next twelve months.
Senior Unsecured Notes.    On February 10, 2010, the Partnership and Crosstex Energy Finance Corporation issued $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the "2018 Notes") due on February 15, 2018 at an issue price of 97.907% to yield 9.25% to maturity including the original issue discount ("OID"). Interest payments on the 2018 Notes are due semi-annually in arrears in February and August. On May 24, 2012, the Partnership and Crosstex Energy Finance Corporation issued $250.0 million in aggregate principal amount of 7.125% senior unsecured notes (the "2022 Notes" and together with the 2018 Notes, the "Senior Notes") due on June 1, 2022 at an issue price of 100% of the principal amount to yield 7.125% to maturity. The interest payments on the 2022 Notes are due semi-annually in arrears in June and December.
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
The indentures provide that if the Partnership's fixed charge coverage ratio (the ratio of consolidated cash flow to fixed charges, which generally represents the ratio of adjusted EBITDA to interest charges with further adjustments as defined per the indenture) for the most recently ended four full fiscal quarters is not less than 2.0 to 1.0, the Partnership will be permitted to pay distributions to its unitholders in an amount equal to available cash from operating surplus (each as defined in our partnership agreement) with respect to its preceding fiscal quarter plus a number of items, including the net cash proceeds received by the Partnership as a capital contribution or from the issuance of equity interests since the date of the indenture, to the extent not previously expended. If the Partnership's fixed charge coverage ratio is less than 2.0 to 1.0 , the Partnership will be able to pay distributions to its unitholders in an amount equal to a specified basket (less amounts previously expended pursuant to such basket), plus the same number of items discussed in the preceding sentence to the extent not previously expended. The Partnership was in compliance with this covenant as of December 31, 2013.
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

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

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
Successful completion of the Contribution and the Mergers would trigger a mandatory repurchase offer under the terms of the indenture governing the Partnership's 2018 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2018 Notes repurchased, plus accrued and unpaid interest, if any. In certain circumstances, completion of the Contribution and the Mergers also could trigger a mandatory repurchase offer under the terms of the indenture governing the Partnership's 2022 Notes if, within 90 days of consummation of the transactions, the Partnership experiences a rating downgrade of the 2022 Notes by either Moody’s or S&P.
Non Guarantors.    The Senior Notes are jointly and severally guaranteed by each of the Partnership's current material subsidiaries (the "Guarantors"), with the exception of our regulated Louisiana subsidiaries (which may only guarantee up to $500.0 million of the Partnership's debt) and Crosstex Energy Finance Corporation (a wholly owned Delaware corporation that was organized for the sole purpose of being a co-issuer of certain of the Partnership's indebtedness, including the Senior Notes). Guarantors may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into another company if such a sale would cause a default under the terms of the Senior Notes. The Partnership has no assets or operations independent of its subsidiaries. There are no significant restrictions on the ability of the Partnership or any Subsidiary Guarantor to obtain funds from its subsidiaries by dividend or loan. Since certain wholly owned subsidiaries do not guarantee the Senior Notes, the condensed consolidating financial statements of the guarantors and non-guarantors as of the years ended December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are disclosed below in

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

accordance with Rule 3-10 of Regulation S-X. Comprehensive income (loss) is not included in the condensed consolidating statements of operations of the guarantors and non-guarantors for the years ended December 31, 2013, 2012 and 2011 as these amounts are not considered material.
Condensed Consolidating Balance Sheets
December 31, 2013

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$302,202	$10,954	$—	$313,156
Property, plant and equipment, net	1,626,550	227,699	—	1,854,249
Total other assets	591,931	—	—	591,931
Total assets	$2,520,683	$238,653	$—	$2,759,336
LIABILITIES & PARTNERS' CAPITAL
Total current liabilities	$311,053	$18,908	$—	$329,961
Long-term debt	1,122,202	—	—	1,122,202
Other long-term liabilities	100,481	—	—	100,481
Partners' capital	986,947	219,745	—	1,206,692
Total liabilities & partners' capital	$2,520,683	$238,653	$—	$2,759,336
December 31, 2012

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
ASSETS
Total current assets	$246,165	$11,055	$—	$257,220
Property, plant and equipment, net	1,276,097	195,151	—	1,471,248
Total other assets	694,121	—	—	694,121
Total assets	$2,216,383	$206,206	$—	$2,422,589
LIABILITIES & PARTNERS' CAPITAL
Total current liabilities	$273,151	$2,392	$—	$275,543
Long-term debt	1,036,305	—	—	1,036,305
Other long-term liabilities	101,660	—	—	101,660
Partners' capital	805,267	203,814	—	1,009,081
Total liabilities & partners' capital	$2,216,383	$206,206	$—	$2,422,589

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2013

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,894,987	$73,719	$(25,467)	$1,943,239
Total operating costs and expenses	(1,971,970)	(32,742)	25,467	(1,979,245)
Operating income (loss)	(76,983)	40,977	—	(36,006)
Interest expense, net	(76,219)	—	—	(76,219)
Other income	1,413	—	—	1,413
Income (loss) before non-controlling interest and income taxes	(151,789)	40,977	—	(110,812)
Income tax provision	(2,337)	—	—	(2,337)
Net income (loss) attributable to Crosstex Energy, L.P.	$(154,126)	$40,977	$—	$(113,149)
For the Year Ended December 31, 2012

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,734,199	$84,457	$(27,368)	$1,791,288
Total operating costs and expenses	(1,742,796)	(37,182)	27,368	(1,752,610)
Operating income	(8,597)	47,275	—	38,678
Interest expense, net	(86,456)	(65)	—	(86,521)
Other income	8,303	—	—	8,303
Income (loss) before non-controlling interest and income taxes	(86,750)	47,210	—	(39,540)
Income tax provision	(711)	(14)	—	(725)
Less: Net loss attributable to non-controlling interest	—	(163)	—	(163)
Net income (loss) attributable to Crosstex Energy, L.P.	$(87,461)	$47,359	$—	$(40,102)

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

For the Year Ended December 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Total revenues	$1,954,612	$86,577	$(27,247)	$2,013,942
Total operating costs and expenses	(1,925,234)	(38,693)	27,247	(1,936,680)
Operating income	29,378	47,884	—	77,262
Interest expense, net	(79,230)	(3)	—	(79,233)
Other income	707	—	—	707
Income (loss) before non-controlling interest and income taxes	(49,145)	47,881	—	(1,264)
Income tax provision	(1,110)	(16)	—	(1,126)
Less: Net loss attributable to non-controlling interest	—	(48)	—	(48)
Net income (loss) attributable to Crosstex Energy, L.P.	$(50,255)	$47,913	$—	$(2,342)
Condensed Consolidating Statements of Cash Flow
For the Year Ended December 31, 2013

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$43,765	$51,390	$—	$95,155
Net cash flows used in investing activities	$(454,793)	$(26,344)	$—	$(481,137)
Net cash flows provided by (used in) financing activities	$385,915	$(25,046)	$25,046	$385,915
For the Year Ended December 31, 2012

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$42,798	$61,098	$—	$103,896
Net cash flows used in investing activities	$(487,668)	$(2,615)	$—	$(490,283)
Net cash flows provided by (used in) financing activities	$362,368	$(58,104)	$58,104	$362,368
For the Year Ended December 31, 2011

	Guarantors	Non Guarantors	Elimination	Consolidated
	(in thousands)
Net cash flows provided by operating activities	$81,883	$61,689	$—	$143,572
Net cash flows used in investing activities	$(129,806)	$(2,288)	$—	$(132,094)
Net cash flows provided by (used in) financing activities	$(5,032)	$(58,606)	$58,606	$(5,032)
(5) Income Taxes
The Partnership is generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The net tax basis in the Partnership's assets and liabilities is less than the reported amounts on the financial statements by approximately $627.3 million as of December 31, 2013. The Partnership is subject to the margin tax enacted by the state of Texas on May 1, 2006.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The LIG entities the Partnership formed to acquire the stock of LIG Pipeline Company and its subsidiaries are treated as taxable corporations for income tax purposes. The entity structure was formed to effect the matching of the tax cost to the Partnership of a step-up in the basis of the assets to fair market value with the recognition of benefits of the step-up by the Partnership. A deferred tax liability of $8.2 million was recorded at the acquisition date. The deferred tax liability represents future taxes payable on the difference between the fair value and tax basis of the assets acquired. The remaining deferred tax liability of $6.1 million related to the LIG acquisition will be paid during 2014.
The Partnership formed a wholly-owned corporate entity to acquire the common stock of Clearfield and assumed the carryover tax basis of the Clearfield assets. A net deferred tax liability of $71.8 million was recorded at the acquisition date. This deferred tax liability represents future tax payable on the difference between the fair value and tax basis of the assets acquired and is expected to become payable no later than 2027.
The Partnership provides for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis that will reverse in future periods (in thousands).

	Years Ended December 31,
	2013	2012	2011
Current tax provision	$7,789	$1,742	$1,771
Deferred tax (benefit)	(5,452)	(1,017)	(645)
Tax provision	$2,337	$725	$1,126
A reconciliation of the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal income tax on taxable corporation at statutory rate (35%)	$1,758	$241	$199
State income taxes, net	579	484	927
Income tax provision	$2,337	$725	$1,126
The principal component of the Partnership's net deferred tax liability is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Deferred income tax assets—long-term:
Accrued expenses	$1,251	$1,455
Deferred transaction cost	—	863
Deferred income tax liabilities:
Property, plant, equipment, and intangible assets-current	—	(7,075)
Property, plant, equipment, and intangible assets-long-term	(73,576)	(73,722)
Net deferred tax liability	$(72,325)	$(78,479)

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2011	$4,213
Decreases related to prior year tax positions	(609)
Increases related to current year tax positions	508
Balance as of December 31, 2012	$4,112
Decreases related to prior year tax positions	(1,132)
Increases related to current year tax positions	824
Balance as of December 31, 2013	$3,804
The $1.1 million decrease in prior year tax position mainly consists of unrecognized tax benefits at December 31, 2012 that expired in 2013. Unrecognized tax benefits as of December 31, 2013 of $3.8 million if recognized, would affect the effective tax rate. It is unknown when the remaining uncertain tax position will be resolved.
Per company accounting policy election, $0.2 million of penalties and interest related to prior year tax positions was recorded to income tax expense in 2013. In the event interest or penalties are incurred with respect to income tax matters, the Partnership's policy will be to include such items in income tax expense. As of December 31, 2013, tax years 2010 through 2013 remain subject to examination by the Internal Revenue Service and tax years 2009 through 2013 remain subject to examination by various state taxing authorities.
(6) Partners' Capital
(a) Sale of Preferred Units
On January 19, 2010, the Partnership issued approximately $125.0 million of Series A Convertible Preferred Units (the "preferred units") to an affiliate of Blackstone/GSO Capital Solutions for net proceeds of $120.8 million. The Partnership's general partner made a contribution of $2.6 million in connection with the issuance to maintain its then 2% general partner interest. The 14,705,882 preferred units were convertible by the holders thereof at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The preferred units were not redeemable, but were entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unit holders, subject to certain adjustments. Income was allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned. During 2012 and 2011, the Partnership paid cash distributions on its preferred units of $14.4 million and $17.2 million, respectively.
Beginning in the third quarter of 2012 through the fourth quarter of 2013, the distributions on the preferred units were paid-in-kind ("PIK"). The number of PIK preferred units distributed is determined using a fixed price of $13.25. The distributions for the year ended December 31, 2012 were paid-in-kind through the issuance of 366,260 preferred units and the distributions for the year ended December 31, 2013 were paid-in-kind through the issuance of 1,570,806 preferred units. A distribution on the preferred units of $0.36 per unit was declared for the three months ended December 31, 2013, which was also paid-in-kind on February 12, 2014 in the amount of 452,186 preferred units.
The Partnership had the right to force conversion of the preferred units if (i) the daily volume weighted average trading price of the common units is greater than $12.75 per unit for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion, and (ii) the average trading volume of common units exceeds a specified number of common units (the “trading volume threshold”) for 20 out of the trailing 30 trading days ending on two trading days before the date on which the Partnership delivers notice of such conversion. On February 27, 2014, the board of directors of the Partnership’s general partner amended the Partnership’s partnership agreement to reduce the trading volume threshold from 250,000 common units to 215,000, and on that same date the Partnership delivered a notice of conversion of all outstanding preferred units.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(b) Issuance of Common Units
In June 2013, the Partnership issued 8,280,000 common units representing limited partner interests in the Partnership (including 1,080,000 common units issued pursuant to the exercise of the underwriters' option to purchase additional common units) at a public offering price of $20.33 per common unit for net proceeds of $162.0 million. In January 2013, the Partnership issued 8,625,000 common units representing limited partner interests in the Partnership at a public offering price of $15.15 per common unit for net proceeds of $125.5 million. Concurrently with the public offering in a privately negotiated transaction, the Partnership issued 2,700,000 common units representing limited partner interests in the Partnership at an offering price of $14.55 per unit for net proceeds of $39.3 million. The net proceeds from both common unit offerings were used for capital expenditures for currently identified projects, including the Cajun-Sibon projects, and for general partnership purposes. Crosstex Energy GP, LLC did not exercise its option to make a general partner contribution to maintain its then current general partner percentage interest in connection with these offerings.
In September 2012, the Partnership issued 5,660,378 common units representing limited partner interests in the Partnership at an offering price of $13.25 per unit for net proceeds of $74.8 million. The net proceeds from the common units issuance were used primarily to fund the Partnership's currently identified projects, including the Cajun-Sibon NGL pipeline expansion, and for general partnership purposes. Crosstex Energy GP, LLC did not exercise its option to make a general partner contribution to maintain its then current general partner percentage interest in connection with this offering.
In May 2012, the Partnership issued 10,120,000 common units representing limited partner interests in the Partnership at a public offering price of $16.28 per unit for net proceeds of $158.0 million. In addition, Crosstex Energy GP, LLC made a general partner contribution of $3.4 million in connection with the issuance to maintain its then current general partner interest. The net proceeds from the common units offering were used for general partnership purposes.
In March 2013, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership could from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.

In May 2013, the Partnership entered into an Equity Distribution Agreement ("Replacement EDA") with BMOCM. This Replacement EDA replaced the previous EDA. Pursuant to the terms of the Replacement EDA, the Partnership could from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of such common units could be made by means of ordinary brokers’ transactions through the facilities of the NASDAQ Global Select Market LLC at market prices, in block transactions or as otherwise agreed by BMOCM and the Partnership.

Through December 31, 2013, the Partnership sold an aggregate of 1,181,628 common units and 3,348,213 common units under the EDA and Replacement EDA, respectively, generating proceeds of approximately $20.9 million and $72.3 million (net of approximately $0.3 million and $0.9 million of commissions to BMOCM), respectively. The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness. The Partnership exhausted its capacity under the Replacement EDA on January 3, 2014.
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

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Under the quarterly incentive distribution provisions, generally the Partnership's general partner is entitled to 13% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48% of amounts the Partnership distributes distribute in excess of $0.375 per unit. Incentive distributions totaling $6.4 million, $4.5 million, and $2.4 million were earned by our general partner for the years ended December 31, 2013, 2012 and 2011, respectively. The Partnership paid annual distributions per common unit of $1.33, $1.31 and $1.17 in the years ended December 31, 2013, 2012 and 2011, respectively.
The Partnership's fourth quarter distribution on its common units was $0.36 per unit which was paid on February 12, 2014.
(d) Earnings per Unit and Dilution Computations
The Partnership had common units and preferred units outstanding during the years ended December 31, 2013, 2012 and 2011.
The preferred units are entitled to a quarterly distribution equal to the greater of $0.2125 per unit or the amount of the quarterly distribution per unit paid to common unitholders, subject to certain adjustments. Income is allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period end for the first and second quarters of 2012. For the third and fourth quarters of 2012 and the fiscal year 2013, income allocation is based on the fair value of the PIK Preferred Units distributed, which are priced at the market value of common units on the record date of such distributions.
As required under FASB ASC 260-10-45-61A unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations. The following table reflects the computation of basic earnings per limited partner units for the periods presented (in thousands except per unit amounts):

	Years Ended December 31,
	2013	2012	2011
Limited partners' interest in net loss	$(146,405)	$(60,347)	$(19,698)
Distributed earnings allocated to:
Common units(1)	$115,042	$77,794	$62,238
Unvested restricted units	1,620	1,306	1,187
Total distributed earnings	$116,662	$79,100	$63,425
Undistributed earnings allocated to:
Common units	$(259,413)	$(137,144)	$(81,616)
Unvested restricted units	(3,653)	(2,303)	(1,507)
Total undistributed earnings (loss)	$(263,066)	$(139,447)	$(83,123)
Net loss allocated to:
Common units	$(144,371)	$(59,350)	$(19,377)
Unvested restricted units	(2,034)	(997)	(321)
Total limited partners' interest in net loss	$(146,405)	$(60,347)	$(19,698)
Total basic and diluted net loss per unit:
Basic and diluted common unit	$(1.71)	$(1.01)	$(0.38)
_______________________________________________________________________________

(1)	Represents distributions declared to common unitholders.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	84,589	58,935	50,590
All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2013, 2012 and 2011 because the limited partners were allocated a net loss in these periods.
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

	Years Ended December 31,
	2013	2012	2011
Income allocation for incentive distributions	$6,390	$4,489	$2,372
Stock-based compensation attributable to CEI's restricted shares	(6,973)	(4,205)	(3,119)
General partner interest in net income (loss)	(2,138)	(818)	15
General partner share of net loss	$(2,721)	$(534)	$(732)
(7) Employee Incentive Plans
(a) Long-Term Incentive Plans
The Partnership's managing general partner has a long-term incentive plan for its employees, directors and affiliates who perform services for the Partnership. The Partnership accounts for share-based compensation in accordance with FASB ASC 718, which requires that compensation related to all stock-based awards, including stock options, be recognized in the consolidated financial statements. On May 9, 2013, the Partnership’s unitholders approved the amendment and restatement of the Crosstex Energy GP, LLC Long-Term Incentive Plan (the “Plan”), which increased the number of common units representing limited partner interests in the Partnership authorized for issuance under the Plan by 3,470,000 common units to an aggregate of 9,070,000 common units and made certain other technical amendments.
The Partnership and CEI each have similar unit or share-based payment plans for employees, which are described below.  Share-based compensation associated with the CEI share-based compensation plan awarded to officers and employees of the Partnership are recorded by the Partnership since CEI has no substantial or managed operating activities other than its interest in the Partnership.
(b) Restricted Incentive Units
Awards of restricted incentive units are rights that entitle the grantee to receive common units of the Partnership upon the vesting of such restricted incentive unit. In addition, the restricted incentive units will become exercisable upon a change of control of the Partnership or its general partner.
The restricted incentive units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and the Partnership will receive no remuneration for the units. The restricted incentive units include a tandem award that entitles the participant to receive cash payments equal to the cash

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

distributions made by the Partnership with respect to its outstanding common units until the restriction period is terminated or the restricted incentive units are forfeited. The restricted incentive units granted in 2013, 2012 and 2011 generally cliff vest after three years of service.
The restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2013 is provided below:

Crosstex Energy, L.P. Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,003,159	$13.31
Granted	625,339	16.19
Vested*	(396,927)	9.50
Forfeited	(52,648)	13.52
Non-vested, end of period	1,178,923	$16.11
Aggregate intrinsic value, end of period (in thousands)	$32,538
_______________________________________________________________________________

*	Vested units include 114,831 units withheld for payroll taxes paid on behalf of employees.

In March 2013, the Partnership issued 57,897 restricted incentive units with a fair value of $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in the restricted incentive units granted and vested line items above.
A summary of the restricted incentive units' aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2013, 2012, and 2011 are provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Restricted Incentive Units:	2013	2012	2011
Aggregate intrinsic value of units vested	$6,750	$3,850	$6,438
Fair value of units vested	$3,771	$2,097	$5,945
As of December 31, 2013, there was $7.4 million of unrecognized compensation cost related to non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.2 years.
(c) Unit Options
Unit options will have an exercise price that is not less than 100% of the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, unit options will become exercisable upon a change in control of the Partnership or its general partner.
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

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

A summary of the unit option activity for the years ended December 31, 2013, 2012, and 2011 is provided below:

	Years Ended December 31,
	2013		2012		2011
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	349,018	$7.25	451,574	$6.99	611,311	$6.77
Exercised	(151,795)	5.50	(87,857)	4.96	(128,477)	4.61
Forfeited	(3,109)	23.60	(14,699)	13.39	(31,260)	12.83
Outstanding, end of period	194,114	$8.36	349,018	$7.25	451,574	$6.99
Options exercisable at end of period	194,114	$8.36	286,715	$7.52	315,742	$7.42
Weighted average contractual term (years) end of period:
Options outstanding	5.2		6.1		7.2
Options exercisable	5.2		6.0		6.9
Aggregate intrinsic value end of period (in thousands):
Options outstanding	$3,829		$3,016		$4,648
Options exercisable	$3,829		$2,483		$3,260
A summary of the unit options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of units vested (value per Black-Scholes-Merton option pricing model at date of grant) during the years ended December 31, 2013, 2012, and 2011 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, L.P. Unit Options:	2013	2012	2011
Intrinsic value of units options exercised	$2,104	$988	$1,527
Fair value of unit options vested	$254	$277	$563
As of December 31, 2013, all options were vested and fully expensed.
(d) Crosstex Energy, Inc.'s Restricted Stock
The Crosstex Energy, Inc. long-term incentive plans provide for the award of restricted stock (collectively, "Awards") for up to 8,975,000 shares of Crosstex Energy, Inc.'s common stock. On May 9, 2013, CEI's stockholders approved the amendment and restatement of the Crosstex Energy, Inc. 2009 Long-Term Incentive Plan (the “CEI Plan”), which increased the number of shares of CEI's common stock authorized for issuance under the CEI Plan by 1,785,000 shares to an aggregate of 4,385,000 shares of common stock and made certain other technical amendments.
As of January 1, 2014, approximately 2,464,665 shares remained available under the long-term incentive plans for future issuance to participants. The maximum number of shares set forth above are subject to appropriate adjustment in the event of a recapitalization of the capital structure of Crosstex Energy, Inc. or reorganization of Crosstex Energy, Inc. Awards that are forfeited, terminated or expire unexercised become immediately available for additional awards under the long-term incentive plan.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

CEI's restricted shares are included at their fair value at the date of grant which is equal to the market value of the common stock on such date. CEI's restricted stock granted in 2013, 2012 and 2011 generally cliff vest after three years of service. A summary of the restricted stock activity which includes officers and employees of the Partnership and directors of the general partner of the Partnership for the year ended December 31, 2013, is provided below:

Crosstex Energy, Inc. Restricted Shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,329,162	$9.75
Granted	632,912	15.08
Vested*	(445,177)	7.43
Forfeited	(63,864)	11.69
Non-vested, end of period	1,453,033	$12.69
Aggregate intrinsic value, end of period (in thousands)	$51,089
_______________________________________________________________________________

*	Vested shares include 123,791 shares withheld for payroll taxes paid on behalf of employees.
In March 2013, CEI issued 60,018 restricted shares with a fair value of $1.0 million to officers and certain employees as bonus payments for 2012, which vested immediately and are included in restricted shares granted and vested in the above line items.
A summary of the restricted shares' aggregate intrinsic value (market value at vesting date) and fair value of shares vested (market value at date of grant) during the years ended December 31, 2013, 2012, and 2011 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Restricted Shares:	2013	2012	2011
Aggregate intrinsic value of shares vested	$7,593	$4,099	$3,915
Fair value of shares vested	$3,307	$1,754	$5,623
As of December 31, 2013 there was $7.4 million of unrecognized compensation costs related to CEI restricted shares for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 1.1 years.
(e) Crosstex Energy, Inc.'s Stock Options
CEI stock options have not been granted since 2005. A summary of the stock option activity includes officers and employees of the Partnership and directors of CEI for the years ended December 31, 2013, 2012, and 2011 is provided below:

	Years Ended December 31,
	2013		2012		2011
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	37,500	$6.50	37,500	$6.50	37,500	$6.50
Exercised	(22,500)	6.50	—	—	—	—
Outstanding, end of period	15,000	$6.50	37,500	$6.50	37,500	$6.50
Options exercisable at end of period	15,000	$6.50	37,500	$6.50	37,500	$6.50

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

A summary of the stock options intrinsic value exercised (market value in excess of exercise price at date of exercise) and fair value of shares vested (value per Black-Scholes-Merton option pricing model at date of grant) during the years ended December 31, 2013, 2012, and 2011 is provided below (in thousands):

	Years Ended December 31,
Crosstex Energy, Inc. Stock Options:	2013	2012	2011
Intrinsic value of stock options exercised	$317	$—	$—
Fair value of stock options vested	$—	$—	$—
As of December 31, 2013, all options were vested and fully expensed.

(8) Derivatives
Commodity Swaps
The Partnership manages its exposure to fluctuation in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs.
The Partnership commonly enters into various derivative financial transactions which it does not designate as hedges. These transactions include "swing swaps," "third party on-system financial swaps," "storage swaps," "basis swaps," "processing margin swaps," "liquids swaps" and "put options." Swing swaps are generally short-term in nature (one month), and are usually entered into to protect against changes in the volume of daily versus first-of-month index priced gas supplies or markets. Third party on-system financial swaps are hedges that the Partnership enters into on behalf of its customers who are connected to its systems, wherein the Partnership fixes a supply or market price for a period of time for its customers and simultaneously enters into the derivative transaction. Storage swap transactions protect against changes in the value of gas that the Partnership has stored to serve various operational requirements. Basis swaps are used to hedge basis location price risk due to buying gas into one of our systems on one index and selling gas off that same system on a different index. Processing margin financial swaps are used to hedge fractionation spread risk at our processing plants relating to the option to process versus bypassing our equity gas. Liquids financial swaps are used to hedge price risk on liquid swaps not otherwise designated as cash flow hedges. Put options are purchased to hedge against declines in pricing and as such represent options, not obligations, to sell the related underlying volumes at a fixed price.
The components of loss on derivatives in the consolidated statements of operations relating to commodity swaps are (in thousands):

	Years Ended December 31,
	2013	2012	2011
Change in fair value of derivatives that are not designated for hedge accounting	$1,674	$(3,473)	$726
Realized losses on derivatives	633	4,514	7,015
Ineffective portion of derivatives designated for hedge accounting	(3)	(35)	(158)
Net losses related to commodity swaps	$2,304	$1,006	$7,583
Put option premium mark to market	—	—	193
Losses on derivatives	$2,304	$1,006	$7,776

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in thousands):

	December 31,
	2013	2012
Fair value of derivative assets—current, designated	$9	$724
Fair value of derivative assets—current, non-designated	293	2,510
Fair value of derivative assets-long term, non-designated	556	—
Fair value of derivative liabilities—current, designated	(705)	(105)
Fair value of derivative liabilities—current, non-designated	(463)	(1,205)
Fair value of derivative liabilities-long term, non-designated	(755)	—
Net fair value of derivatives	$(1,065)	$1,924
Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at December 31, 2013 (all gas volumes are expressed in MMBtus, liquids volumes are expressed in gallons and condensate volumes are expressed in barrels). The remaining term of the contracts extend no later than December 2016. Changes in the fair value of the Partnership's mark to market derivatives are recorded in earnings in the period incurred. The effective portion of changes in the fair value of cash flow hedges is recorded in accumulated other comprehensive income until the related anticipated future cash flow is recognized in earnings. The ineffective portion is recorded in earnings immediately.

	December 31, 2013
Transaction Type	Volume	Fair Value
	(In thousands)
Cash Flow Hedges:*
Liquids swaps (short contracts)	(8,567)	$(696)
Total swaps designated as cash flow hedges		$(696)
Mark to Market Derivatives:*
Swing swaps (long contracts)	1,457	$(14)
Physical offsets to swing swap transactions (short contracts)	(1,147)	—
Swing swaps (short contracts)	(78)	2
Physical offsets to swing swap transactions (long contracts)	78	—
Processing margin hedges—liquids (short contracts)	(2,662)	(270)
Processing margin hedges—gas (long contracts)	291	40
Liquids swaps—non-designated (long contracts)	50,400	(537)
Liquids swaps—non-designated (short contracts)	(50,400)	428
Storage swap transactions (short contracts)	(100)	(18)
Total mark to market derivatives		$(369)
_______________________________________________________________________________

*
All are gas contracts except for liquids swaps (designated or non-designated), processing margin hedges—liquids, storage swap transactions—liquids inventory and storage swap transactions—condensate inventory.

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements ("ISDAs") that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of December 31, 2013 of $0.7 million would be reduced to $0.2 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Impact of Cash Flow Hedges
The impact of realized gains or losses from derivatives designated as cash flow hedge contracts in the consolidated statements of operations is summarized below (in thousands):

	Years Ended December 31,
Increase (decrease) in Midstream revenue	2013	2012	2011
Liquids	$768	$1,381	$(2,772)
Natural Gas
As of December 31, 2013, the Partnership has no balances in accumulated other comprehensive income (loss) related to natural gas.
Liquids
As of December 31, 2013, an unrealized derivative fair value net loss of $0.7 million related to cash flow hedges of liquids price risk was recorded in accumulated other comprehensive income (loss), all of which is expected to reclassified into earnings by December 2014. The actual reclassification to earnings will be based on mark to market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Derivatives Other Than Cash Flow Hedges
Assets and liabilities related to third party derivative contracts, swing swaps, basis swaps, storage swaps, processing margin swaps and liquids swaps are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as a loss on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its derivative contracts using actively quoted prices. The estimated fair value of derivative contracts by maturity date was as follows (in thousands):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
December 31, 2013	$(170)	$61	$(260)	$(369)
(9) Fair Value Measurements
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

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	December 31,
	2013	2012
	Level 2	Level 2
Commodity Swaps*	$(1,065)	$1,924
Total	$(1,065)	$1,924
_______________________________________________________________________________

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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,122,202	$1,203,201	$1,036,305	$1,118,875
Obligations under capital lease	21,988	23,371	25,257	27,667
The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.
The Partnership had $155.0 million in borrowings under its revolving credit facility included in long-term debt as of December 31, 2013 and $71.0 million in borrowings under this credit facility as of December 31, 2012. Borrowings under the credit facility accrue interest under a floating interest rate structure so the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of December 31, 2013 and December 31, 2012, the Partnership also had borrowings totaling $717.2 million and $715.3 million, net of discount, respectively, under the 2018 Notes with a fixed rate of 8.875% and borrowings of $250.0 million as of December 31, 2013 and 2012 under the 2022 Notes with a fixed rate of 7.125%. The fair value of all senior unsecured notes as of December 31, 2013 and 2012 was based on Level 1 inputs from third-party market quotations. The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.
(10) Transactions with Related Parties
CEI paid the Partnership $1.0 million, $0.7 million and $0.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, to cover its portion of administrative and compensation costs for officers and employees that perform services for CEI. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for CEI provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to CEI for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse us for additional support costs, including, but not limited to, consideration for rent, office support and information service support.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(11) Commitments and Contingencies
        (a)   Leases—Lessee
The Partnership has operating leases for office space, office and field equipment.
The following table summarizes the Partnership's remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in thousands):

2014	$10,194
2015	10,331
2016	8,374
2017	5,205
2018	5,771
Thereafter	15,733
$55,608
Operating lease rental expense in the years ended December 31, 2013, 2012, and 2011 was approximately $28.1 million, $23.2 million and $21.9 million, respectively.
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
        (c)   Environmental Issues
The Partnership acquired LIG Pipeline Company and its subsidiaries on April 1, 2004. Contamination from historical operations was identified during due diligence at a number of sites owned by the acquired companies. The seller, AEP, has indemnified the Partnership for these identified sites. Moreover, AEP has entered into an agreement with a third party company pursuant to which the remediation costs associated with these sites have been assumed by this third party company that specializes in remediation work. To date, 23 of the 25 sites requiring remediation have been completed and have received a "No Further Action" status from the Louisiana Department of Environmental Quality. The remaining two sites continuing with remediation efforts are expected to reach closure in 2014. The Partnership does not expect to incur any material liability with these sites; however, there can be no assurance that the third parties who have assumed responsibility for remediation of site conditions will fulfill their obligations.
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
From time to time, owners of property located near our processing facilities or compression facilities file lawsuits against us. These suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing and treating facilities in urban and occupied rural areas. In January 2012, a plaintiff in one of these lawsuits was awarded a judgment of $2.0 million. The Partnership has appealed the matter and has posted a bond to secure the judgment pending its resolution. The Partnership has accrued a $2.0 million liability related to this matter and reflected the related expense in operating expenses in the fourth quarter of 2011. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations or financial condition.
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
(12) Segment Information
Identification of operating segments is based principally upon regions served. The Partnership's reportable segments consist of the natural gas gathering, processing and transmission operations located in north Texas and in the Permian Basin in west Texas ("NTX"), the pipelines and processing plants located in Louisiana ("LIG"), the south Louisiana processing and NGL assets ("PNGL") and rail, truck, pipeline, and barge facilities in the Ohio River Valley ("ORV"). The Partnership's sales are derived from external domestic customers.
The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist principally of property and equipment, including software, for general corporate support, working capital, debt financing costs and its investment in HEP. Profit in the corporate segment for the years ended 2013 and 2012 includes the operating activity for intersegment eliminations.

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

Summarized financial information concerning the Partnership's reportable segments is shown in the following table:

	LIG	NTX	PNGL	ORV	Corporate	Totals
	(In thousands)
Year Ended December 31, 2013:
Sales to external customers	$491,217	$321,025	$850,245	$280,752	$—	$1,943,239
Sales to affiliates	89,081	72,960	22,144	—	(184,185)	—
Purchased gas, NGLs, condensate and crude oil	(495,807)	(229,687)	(777,989)	(227,689)	184,185	(1,546,987)
Operating expenses	(31,699)	(53,771)	(30,736)	(34,140)	—	(150,346)
Segment profit	$52,792	$110,527	$63,664	$18,923	$—	$245,906
Gain (loss) on derivatives	$92	$(1,768)	$(289)	$(339)	$—	$(2,304)
Depreciation, amortization and impairments	$(12,631)	$(79,303)	$(106,412)	$(11,407)	$(2,849)	$(212,602)
Capital expenditures	$45,569	$23,175	$394,514	$16,432	$4,465	$484,155
Identifiable assets	$300,593	$991,332	$1,003,596	$317,818	$145,997	$2,759,336
Year Ended December 31, 2012:
Sales to external customers	$561,389	$269,302	$852,560	$108,037	$—	$1,791,288
Sales to affiliates	225,542	96,177	145,569	—	(467,288)	—
Purchased gas, NGLs, condensate and crude oil	(678,188)	(180,116)	(924,240)	(82,274)	467,288	(1,397,530)
Operating expenses	(33,817)	(55,582)	(29,601)	(11,882)	—	(130,882)
Segment profit	$74,926	$129,781	$44,288	$13,881	$—	$262,876
Gain (loss) on derivatives	$3,440	$(4,405)	$(41)	$—	$—	$(1,006)
Depreciation, amortization and impairments	$(13,865)	$(83,493)	$(57,653)	$(4,860)	$(2,355)	$(162,226)
Capital expenditures	$4,059	$45,235	$182,782	$3,893	$8,944	$244,913
Identifiable assets	$278,842	$1,057,504	$632,962	$316,927	$136,354	$2,422,589
Year Ended December 31, 2011:
Sales to external customers	$811,216	$332,026	$870,700	$—	$—	$2,013,942
Sales to affiliates	128,130	100,527	40,185	—	(268,842)	—
Purchased gas, NGLs, condensate and crude oil	(809,471)	(262,708)	(835,440)	—	268,842	(1,638,777)
Operating expenses	(35,434)	(48,807)	(27,537)	—	—	(111,778)
Segment profit	$94,441	$121,038	$47,908	$—	$—	$263,387
Loss on derivatives	$(6,145)	$(1,896)	$265	$—	$—	$(7,776)
Depreciation, amortization and impairments	$(13,602)	$(76,535)	$(31,271)	$—	$(3,876)	$(125,284)
Capital expenditures	$2,820	$73,069	$25,618	$—	$2,629	$104,136
Identifiable assets	$304,372	$1,113,431	$460,865	$—	$76,663	$1,955,331

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Segment profits	$245,906	$262,876	$263,387
General and administrative expenses	(68,061)	(61,308)	(52,801)
Loss on derivatives	(2,304)	(1,006)	(7,776)
Gain (loss) on sale of property	1,055	342	(264)
Depreciation, amortization and impairments	(212,602)	(162,226)	(125,284)
Operating income (loss)	$(36,006)	$38,678	$77,262
(13) Immaterial Correction of Prior Period Financial Statements

During the year ended December 31, 2013, the Partnership determined certain immaterial corrections were required for previously-issued financial statements for the year ended December 31, 2012, as discussed below. The corrections did not impact the Partnership’s operating income and were not considered material to the Partnership’s revenues and costs for the applicable periods.

The Partnership determined that revenues and purchased gas costs related to a new processing arrangement were improperly reduced from revenue and purchased gas costs which resulted in equal understatements of revenues and purchased gas costs in its previously-issued financial statements for the year ended December 31, 2012. As a result both revenues and purchased gas were understated by $135.4 million for the year ended December 31, 2012. The following table reflects the revenues, purchased gas costs and total operating costs and expenses as previously reported and as adjusted for the year ended December 31, 2012 (in thousands):

Year Ended December 31, 2012
As previously reported:
Total revenues	$1,655,851
Purchased gas, NGLs, condensate and crude oil	$1,262,093
Total operating costs and expenses	$1,617,173
Operating income	$38,678

As adjusted:
Total revenues	$1,791,288
Purchased gas, NGLs, condensate and crude oil	$1,397,530
Total operating costs and expenses	$1,752,610
Operating income	$38,678

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(14) Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data is presented below.

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
2013:
Revenues	$445,689	$454,589	$468,362	$574,599	$1,943,239
Operating income (loss)	$14,886	$8,231	$(61,827)	$2,704	$(36,006)
Net loss attributable to the Crosstex Energy, L.P.	$(5,952)	$(10,629)	$(78,838)	$(17,730)	$(113,149)
Preferred interest in net loss attributable to Crosstex Energy, L.P.	$7,079	$8,131	$8,286	$12,481	$35,977
General partner interest in net loss	$(1,244)	$(312)	$(1,451)	$286	$(2,721)
Limited partners' interest in net loss attributable to Crosstex Energy, L.P.	$(11,787)	$(18,448)	$(85,673)	$(30,497)	$(146,405)
Loss per limited partner unit-basic	$(0.15)	$(0.23)	$(0.95)	$(0.38)	$(1.71)
Loss per limited partner unit-diluted	$(0.15)	$(0.23)	$(0.95)	$(0.38)	$(1.71)
2012:
Revenues	$425,959	$394,402	$444,947	$525,980	$1,791,288
Operating income (loss)	$22,735	$19,209	$1,797	$(5,063)	$38,678
Net loss attributable to the non-controlling interest	$(38)	$(71)	$(54)	$—	$(163)
Net income (loss) attributable to the Crosstex Energy, L.P.	$2,979	$(2,440)	$(16,100)	$(24,541)	$(40,102)
Preferred interest in net income (loss) attributable to Crosstex Energy, L.P.	$4,853	$4,853	$5,640	$5,433	$20,779
General partner interest in net income (loss)	$(71)	$(40)	$(309)	$(114)	$(534)
Limited partners' interest in net income (loss) attributable to Crosstex Energy, L.P.	$(1,803)	$(7,253)	$(21,431)	$(29,860)	$(60,347)
Loss per limited partner unit-basic	$(0.03)	$(0.13)	$(0.34)	$(0.51)	$(1.01)
Loss per limited partner unit-diluted	$(0.03)	$(0.13)	$(0.34)	$(0.51)	$(1.01)
(15) Subsequent Events
2022 Notes. On January 3, 2014, the Partnership instructed the trustee to deliver a notice of redemption for approximately $53.5 million in aggregate principal amount of its 2022 Notes (the “Redeemed Notes”), representing approximately 21% of the aggregate principal amount of the outstanding 2022 Notes. The Redeemed Notes were redeemed effective as of February 2, 2014 for a total redemption price equal to $1,083.32 per $1,000 principal amount redeemed. Following the completion of the redemption, approximately $196.5 million aggregate principal amount of the 2022 Notes remain outstanding.

Credit Facility. On February 20, 2014, the Partnership entered into a $1.0 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “new credit facility”). The Partnership's ability to borrow funds and obtain letters of credit under the new credit facility is conditioned upon, among other things, the closing of the Contribution and the prior or concurrent termination of the Partnership’s existing credit facility. Upon the termination of the existing credit facility, the liens securing the existing credit facility will be released and the Partnership’s subsidiaries will no longer guarantee its indebtedness and will be released as guarantors under the indentures governing the Partnership’s Senior Notes.

The new credit facility will mature on the fifth anniversary of the initial funding date, unless the Partnership requests, and the requisite lenders agree, to extend it pursuant to its terms. The new credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the new credit facility, which definition includes projected EBITDA from certain capital expansion projects)

CROSSTEX ENERGY, L.P.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

of no more than 5.0 to 1.0. If the Partnership consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA will increase to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.
Borrowings under the new credit facility bear interest at the Partnership’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. The applicable margins vary depending on the partnership's credit rating. Upon breach by the Partnership of certain covenants governing the new credit facility, amounts outstanding under the new credit facility, if any, may become due and payable immediately.