Form 10-Q
period 2014-09-30
EnLink Midstream Partners, LP
filed 2014-11-05
CIK 1179060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

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

As of October 24, 2014, the Registrant had 233,042,749 common units outstanding.

ENLINK MIDSTREAM PARTNERS, LP

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$24.1	$—
Accounts receivable:
Trade, net of allowance for bad debt	46.3	0.4
Accrued revenue and other	220.6	—
Related party	113.8	—
Fair value of derivative assets	1.1	—
Natural gas and natural gas liquids inventory, prepaid expenses and other	56.4	5.8
Assets held for disposition	—	72.7
Total current assets	462.3	78.9
Property and equipment, net of accumulated depreciation of $1,347.2 and $1,169.8, respectively	4,390.6	1,768.1
Fair value of derivative assets	0.2	—
Intangible assets, net of accumulated amortization of $23.2	501.8	—
Goodwill	2,257.8	401.7
Investments in unconsolidated affiliates	276.1	61.1
Other assets, net	28.8	—
Total assets	$7,917.6	$2,309.8

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable, drafts payable and other	$33.5	$1.7
Related party payables	4.2	—
Accrued gas and crude oil purchases	198.3	—
Fair value of derivative liabilities	0.9	—
Accrued capital expenditures	35.6	—
Contract liability	21.2	—
Other current liabilities	84.3	38.7
Accrued interest	30.9	—
Liabilities held for disposition	—	37.0
Total current liabilities	408.9	77.4
Long-term debt	1,746.7	—
Fair value of derivative liabilities	0.6	—
Asset retirement obligation	10.8	7.7
Other long-term liabilities	87.7	—
Deferred tax liability	72.7	440.9
Partners’ equity	5,590.2	1,783.8
Total liabilities and partners’ equity	$7,917.6	$2,309.8

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In millions, except per unit amounts)
Revenues:
Revenues	$644.1	$46.8	$1,627.9	$136.1
Revenues - affiliates	206.3	531.4	872.0	1,557.0
Gain (loss) on derivative activity	1.0	—	(1.9)	—
Total revenues	851.4	578.2	2,498.0	1,693.1
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil (1)	597.2	435.5	1,798.0	1,279.6
Operating expenses (2)	75.8	35.8	193.3	116.0
General and administrative (3)	22.8	10.8	62.8	32.3
Depreciation and amortization	71.6	48.0	192.3	138.6
Gain on litigation settlement	(6.1)	—	(6.1)	—
Total operating costs and expenses	761.3	530.1	2,240.3	1,566.5
Operating income	90.1	48.1	257.7	126.6
Other income (expense):
Interest expense, net of interest income	(12.7)	—	(30.5)	—
Income from equity investments	5.6	5.8	14.3	10.2
Gain on extinguishment of debt	2.4	—	3.2	—
Other income (expense)	0.2	—	(0.7)	—
Total other income (expense)	(4.5)	5.8	(13.7)	10.2
Income from continuing operations before non-controlling interest and income taxes	85.6	53.9	244.0	136.8
Income tax (provision) benefit	0.1	(19.3)	(20.7)	(49.2)
Net income from continuing operations	85.7	34.6	223.3	87.6
Discontinued operations:
Income from discontinued operations, net of tax	—	(4.0)	1.0	6.3
Income from discontinued operations attributable to non-controlling interest, net of tax	—	0.3	—	1.4
Discontinued operations, net of tax	—	(4.3)	1.0	4.9
Net income	85.7	30.3	224.3	92.5
Net income attributable to the non-controlling interest	41.7	—	94.8	—
Net income attributable to EnLink Midstream Partners, LP	$44.0	$30.3	$129.5	$92.5
Predecessor interest in net income (4)	$—	$30.3	$35.5	$92.5
General partner interest in net income	$3.5	$—	$7.5	$—
Limited partners’ interest in net income attributable to EnLink Midstream Partners, LP	$40.5	$—	$86.5	$—
Net income attributable to EnLink Midstream Partners, LP per limited partners’ unit:
Basic per common unit	$0.18	$—	$0.38	$—
Diluted per common unit	$0.18	$—	$0.38	$—
(1) Includes $24.1 million and $397.8 million for the three months ended September 30, 2014 and 2013, respectively, and $349.9 million and $1,170.4 million for the nine months ended September 30, 2014 and 2013, respectively, of affiliate purchased gas, NGLs, condensate and crude oil.
(2) Includes $8.9 million for the three months ended September 30, 2013 and $5.9 million and $26.9 million for the nine months ended September 30, 2014 and 2013, respectively, of affiliate operating expenses.
(3) Includes $1.0 million and $10.8 million for the three months ended September 30, 2014 and 2013, respectively, and $10.6 million and $32.3 million for the nine months ended September 30, 2014 and 2013, respectively, of affiliate general and administrative expenses.
(4) Represents net income attributable to the Predecessor for the periods prior to March 7, 2014.

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP

Consolidated Statement of Changes in Partners’ Equity
Nine Months Ended September 30, 2014

	Common Units		General Partner Interest		Predecessor Equity	Non-Controlling Interest
	$	Units	$	Units	$	$	Total
	(Unaudited)
	(In millions)
Balance, December 31, 2013	$—	—	$—	—	$1,783.8	$—	$1,783.8
Distributions to the Predecessor	—	—	—	—	(95.0)	—	(95.0)
Elimination of deferred taxes due to reorganization of predecessor	—	—	—	—	467.5	—	467.5
Issuance of units for reorganization of predecessor equity	1,095.9	120.5	—	—	(2,191.8)	1,095.9	—
Issuance of common units for acquisition of Partnership	3,329.6	109.1	48.7	1.6	—	—	3,378.3
Issuance of common units	71.9	2.4	—	—	—	—	71.9
Proceeds from exercise of unit options	0.4	0.1	—	—	—	—	0.4
Conversion of restricted units for common units, net of units withheld for taxes	(0.5)	—	—	—	—	—	(0.5)
Unit-based compensation	5.9	—	6.8	—	—	—	12.7
Distributions	(136.1)	—	(10.2)	—	—	—	(146.3)
Distributions to non-controlling interest	—	—	—	—	—	(106.9)	(106.9)
Net income	86.5	—	7.5	—	35.5	94.8	224.3
Balance, September 30, 2014	$4,453.6	232.1	$52.8	1.6	$—	$1,083.8	$5,590.2

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited) (In millions)
Cash flows from operating activities:
Net income from continuing operations	$223.3	$87.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192.3	138.6
Accretion expense	0.4	0.3
Gain on extinguishment of debt	(3.2)	—
Deferred tax expense (benefit)	20.4	10.8
Non-cash stock-based compensation	12.7	—
Loss on derivatives recognized in net income	1.9	—
Cash paid on derivatives	(1.7)	—
Amortization of debt issue costs	0.6	—
Amortization of premium on notes	(1.7)	—
Distribution of earnings from equity investment	6.3	10.9
Income from equity investment	(14.3)	(10.2)
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	42.4	—
Natural gas and natural gas liquids, prepaid expenses and other	(26.4)	(1.1)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(67.6)	8.1
Net cash provided by operating activities	385.4	245.0
Cash flows from investing activities:
Additions to property and equipment	(472.1)	(201.3)
Acquisition of business	(35.2)	—
Deposit for acquisition	(23.5)	—
Investment in equity investment company	(5.7)	—
Distribution from equity investment company in excess of earnings	7.6	1.1
Net cash used in investing activities	(528.9)	(200.2)
Cash flows from financing activities:
Proceeds from borrowings	1,974.0	—
Payments on borrowings	(1,586.7)	—
Payments on capital lease obligations	(2.1)	—
Decrease in drafts payable	(2.6)	—
Debt refinancing costs	(6.4)	—
Conversion of restricted units, net of units withheld for taxes	(0.5)	—
Proceeds from issuance of common units	71.9	—
Distribution to non-controlling partners	(106.9)	—
Proceeds from exercise of unit options	0.4	—
Distribution to partners	(146.3)	—
Distributions to Predecessor	(27.2)	(117.7)
Net cash provided by (used in) financing activities	167.6	(117.7)
Cash flow from discontinued operations:
Net cash provided by operating activities	5.0	11.2
Net cash provided by (used in) investing activities	(0.6)	143.7
Net cash used in financing activities – net distributions to Devon and non-controlling interests	(4.4)	(97.6)
Net cash provided by discontinued operations	—	57.3
Net increase (decrease) in cash and cash equivalents	24.1	(15.6)
Cash and cash equivalents, beginning of period	—	15.6
Cash and cash equivalents, end of period	$24.1	$—
Cash paid for interest	$18.3	$—
Cash paid for income taxes	$7.1	$—

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(1) General

In this report, the term “Partnership,” as well as the terms “our,” “we,” “us” and “its,” are sometimes used as abbreviated references to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including the Operating Partnership and Midstream Holdings and their consolidated subsidiaries. The term “Midstream Holdings” is sometimes used to refer to EnLink Midstream Holdings, LP itself or to EnLink Midstream Holdings, LP together with EnLink Midstream Holdings GP, LLC and their subsidiaries.
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

Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Partnership had imbalance payables of $1.1 million at

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014 which approximate the fair value of these imbalances. The Partnership had imbalance receivables of $1.3 million at September 30, 2014, which are carried at the lower of cost or market value. There were no imbalance payables or receivables at December 31, 2013.

(e)	Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(f)	Natural Gas, Natural Gas Liquids, Crude Oil and Condensate Inventory

The Partnership's inventories of products consist of natural gas, NGLs, crude oil and condensate. The Partnership reports these assets at the lower of cost or market value which is determined by using the first-in, first-out method.

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

Change in Depreciation Method. Historically, Midstream Holdings depreciated certain property, plant, and equipment using the units-of-production method. As a result of the business combination, the Partnership is operated as an independent midstream company and thus no longer has access to Devon’s proprietary reserve and production data historically used to compute depreciation under the units-of-production method. Additionally, the existing contracts with Devon were revised to a fee-based arrangement with minimum volume commitments. Effective March 7, 2014, the Partnership changed its method of computing depreciation for these assets to the straight-line method, consistent with the depreciation method applied to the Partnership’s acquired assets. In accordance with FASB ASC 250, the Partnership determined that the change in depreciation method is a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method will be applied on a prospective basis. This change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. The effect of this change in estimate resulted in a decrease in depreciation expense for the three and nine months ended September 30, 2014 by approximately $9.3 million and $21.0 million, or $0.04 and $0.09 per unit, respectively.

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

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership will evaluate goodwill for impairment annually as of October 31st, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Partnership may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit to which goodwill has been allocated with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss.

The Partnership has approximately $2.3 billion of goodwill at September 30, 2014 primarily related to the legacy Partnership operations as a result of the March 7, 2014 business combination.

(j)	Intangible Assets

Intangible assets consist of customer relationships which are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years.

The following table represents the Partnership's total intangible assets as of September 30, 2014 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$525.0	$(23.2)	$501.8

The weighted average amortization period for intangible assets is 13.7 years. Amortization expense for intangibles was approximately $10.2 million and $23.2 million for the three and nine months ended September 30, 2014, respectively.

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table summarizes the Partnership's estimated aggregate amortization expense for the identified periods (in millions):

2014 (remaining)	$10.2
2015	41.0
2016	41.0
2017	41.0
2018	41.0
Thereafter	327.6
Total	$501.8

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
(l) Other Long-Term Liabilities
Included in other current and long-term liabilities is an $85.2 million total liability related to an onerous performance obligation assumed in the business combination. The Partnership has one delivery contract which requires it to deliver a specified volume of gas each month at an indexed base price with a term to 2019. The Partnership realizes a loss on the delivery of gas under this contract each month based on current prices. The fair value of this onerous performance obligation was recorded as a result of the March 7, 2014 business combination and was based on forecasted discounted cash obligations in excess of market under this gas delivery contract. The liability is reduced each month as delivery is made over the remaining life of the contract with an offsetting reduction in purchase gas costs.
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

(n) Concentrations of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited, other than the Partnership's exposure to Devon discussed below, since the Partnership's customers represent a broad and diverse group of energy marketers and end users. In addition, the Partnership continually monitors and reviews credit exposure to its marketing counter-parties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Partnership records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Partnership had no reserve for uncollectible receivables as of September 30, 2014.

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

During the three and nine months ended September 30, 2014 and 2013, the Partnership had no third party customer that individually represented greater than 10.0% of its consolidated midstream revenues other than affiliate transactions with Devon which represented 24.2% and 34.9% of the consolidated midstream revenues for the three and nine months ended September 30, 2014, respectively, and 91.9% and 92.0% for the three and nine months ended September 30, 2013, respectively. As the Partnership continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. Devon represents a significant percentage of revenues and the loss of Devon as a customer would have a material adverse impact on the Partnership's results of operations because the gross operating margin received from transactions with this customer is material to the Partnership.

(o) Environmental Costs

Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the three and nine months ended September 30, 2014, such expenditures were not material.

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
(t) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 will replace existing revenue recognition requirements in US GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

to be applied retrospectively, with early application not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures. Subject to this evaluation, we have reviewed all recently issued accounting pronouncements that became effective during the nine months ended September 30, 2014, and have determined that none would have a material impact on our Condensed Consolidated Financial Statements.

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
Since equity consideration was issued for this business combination, the purchase of these assets and liabilities has been excluded from our statement of cash flows, except for transaction related costs totaling $34.7 million assumed by the Partnership at closing and subsequently paid by the Partnership.
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

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table is a summary of the preliminary fair value of the assets acquired and liabilities assumed from the Partnership in the business combination as of March 7, 2014 (in millions):

Assets acquired:
Current assets	$435.9
Property, plant and equipment	2,341.9
Intangibles assets	524.9
Equity investment	221.5
Goodwill	1,856.0
Other long-term assets	1.1
Liabilities assumed:
Current liabilities	(474.0)
Long-term debt	(1,364.3)
Deferred taxes	(63.6)
Other long-term liabilities	(101.1)
Net assets acquired	$3,378.3

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
For the period from March 7, 2014 to September 30, 2014, the Partnership recognized $1,661.7 million of revenues and $1,636.7 million of operating expenses related to the assets acquired in the business combination.
Pro Forma Information
The following unaudited pro forma condensed financial information for the nine months ended September 30, 2014 and 2013 gives effect to the business combination as if it had occurred on January 1, 2013. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. As of March 7, 2014, Midstream Holdings entered into gathering and processing agreements with Devon, which are described in Note 4. Pro forma financial information associated with the business combination and with these agreements with Devon is reflected below.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions, except for per unit data)
Pro forma total revenues	$621.6	$2,667.9	$1,818.4
Pro forma net income	$5.5	$217.3	$114.0
Pro forma net income attributable to EnLink Midstream Partners, LP	$(24.4)	$101.2	$30.3
Pro forma net income per common unit:
Basic	$(0.13)	$0.38	$0.11
Diluted	$(0.13)	$0.38	$0.11

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
On August 29, 2014, Gas Services assigned its 10-year gathering and processing agreement to Linn Exchange Properties, LLC (“Linn Energy”), which is a subsidiary of Linn Energy, LLC, in connection with Gas Services' divestiture of certain of its southeastern Oklahoma assets. Such assignment will be effective as of December 1, 2014. Accordingly, beginning on December 1, 2014, Linn Energy will perform Gas Services' obligations under the agreement, which remains in full force and effect. The assignment of this agreement relates to production dedicated to our Northridge assets in southeastern Oklahoma. Gross operating margin related to our Northridge assets totaled $6.5 million and $22.3 million for the three and nine months ended September 30, 2014, respectively.
Historical Customer Relationship with Devon
As noted above, the Partnership maintained a customer relationship with Devon prior to the business combination pursuant to which certain of the Partnership's subsidiaries provide gathering, transportation, processing and gas lift services to Devon subsidiaries in exchange for fee-based compensation under several agreements with Devon.  The terms of these

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

agreements vary, but the agreements expire between March 2015 and July 2021 and they automatically renew for month-to-month or year-to-year periods unless canceled by Devon prior to expiration.  In addition, one of the Partnership's subsidiaries has agreements with a subsidiary of Devon pursuant to which the Partnership's subsidiary purchases and sells NGLs and pays or receives, as applicable, a margin-based fee.  These NGL purchase and sale agreements have month-to-month terms.
Transition Services Agreement
In connection with the consummation of the business combination, the Partnership entered into a transition services agreement with Devon pursuant to which Devon provides certain services to the Partnership with respect to the business and operations of Midstream Holdings, including IT, accounting, pipeline integrity, compliance management and procurement services, and the Partnership provides certain services to Devon and its subsidiaries, including IT, human resources and other commercial and operational services. The Partnership expects most services under the transition services agreement to end by December 31, 2014.
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
Lone Camp Gas Storage Agreement
In connection with the closing of the business combination, Midstream Holdings entered into an agreement with Gas Services under which Midstream Holdings provides gas storage services at its Lone Camp storage facility. Under this agreement, Gas Services reimburses Midstream Holdings for the expenses it incurs in providing the storage services. This agreement has minimal to no impact on Midstream Holdings' annual revenue.
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

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The following presents financial information for the Predecessor's affiliate transactions and other transactions with Devon, all of which are settled through an adjustment to equity prior to March 7, 2014 (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Continuing Operations:
Operating revenues - affiliates	$(531.4)	$(436.4)	$(1,557.0)
Operating expenses - affiliates	417.5	340.0	1,229.6
Net affiliate transactions	(113.9)	(96.4)	(327.4)
Capital expenditures	44.7	16.2	201.3
Other third-party transactions, net	(50.8)	53.0	8.4
Net third-party transactions	(6.1)	69.2	209.7
Net cash distributions to Devon - continuing operations	(120.0)	(27.2)	(117.7)
Non-cash distribution of net assets to Devon	—	(23.5)	—
Total net distributions per equity	$(120.0)	$(50.7)	$(117.7)

Discontinued operations:
Operating revenues - affiliates	$(20.8)	$(10.4)	$(68.1)
Operating expenses - affiliates	7.8	5.0	25.4
Cash used in financing activities - affiliates	(0.4)	—	(5.6)
Net affiliate transactions	(13.4)	(5.4)	(48.3)
Capital expenditures	(0.1)	0.6	5.3
Other third-party transactions, net	(73.5)	0.4	(54.6)
Net third-party transactions	(73.6)	1.0	(49.3)
Net distributions to Devon and non-controlling interests - discontinued operations	(87.0)	(4.4)	(97.6)
Non-cash distribution of net assets to Devon	—	(39.9)	—
Total net distributions per equity	$(87.0)	$(44.3)	$(97.6)
Total distributions- continuing and discontinued operations	$(207.0)	$(95.0)	$(215.3)

For the three and nine months ended September 30, 2014 and 2013, Devon was a significant customer to the Partnership. Devon accounted for 24.2% and 34.9% of the Partnership's revenues for the three and nine months ended September 30, 2014, respectively, and 91.9% and 92.0% for the three and nine months ended September 30, 2013, respectively. The affiliate revenues after March 7, 2014 through September 30, 2014 were $435.6 million. The Partnership had an accounts receivable balance related to transactions with Devon of $113.2 million as of September 30, 2014. The remaining related party receivable balance of $0.6 million is attributable to transactions with ENLC. Additionally, the Partnership had an accounts payable balance related to transactions with Devon of $3.8 million as of September 30, 2014.
Share-based compensation costs included in the management services fee charged to Midstream Holdings by Devon were approximately $2.8 million for the nine months ended September 30, 2014 and $3.5 million and $10.1 million for the three and nine months ended September 30, 2013, respectively. Pension, postretirement and employee savings plan costs included in the management services fee charged to the Partnership by Devon were approximately $1.6 million for the nine months ended September 30, 2014 and $2.2 million and $6.1 million for the three and nine months ended September 30, 2013, respectively. These amounts are included in general and administrative expenses in the accompanying statements of operations.

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

(5) Long-Term Debt

As of September 30, 2014, long-term debt consisted of the following (in millions):

September 30, 2014
Bank credit facility (due 2019), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2014 was 1.9%	$371.0
Senior unsecured notes (due 2019), net of discount of $2.7 million, which bear interest at the rate of 2.70%	397.3
Senior unsecured notes (due 2022), including a premium of $22.6 million, which bear interest at the rate of 7.125%	185.1
Senior unsecured notes (due 2024), net of discount of $3.5 million, which bear interest at the rate of 4.40%	446.5
Senior unsecured notes (due 2044), net of discount of $3.3 million, which bear interest at the rate of 5.60%	346.8
Debt classified as long-term	$1,746.7

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

As of September 30, 2014, there were $14.0 million in outstanding letters of credit and $371.0 million in outstanding borrowings under the Partnership’s bank credit facility, leaving approximately $615.0 million available for future borrowing based on the borrowing capacity of $1.0 billion.

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

On March 7, 2014, the Partnership recorded $196.5 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 in the business combination. The interest payments on the 2022 Notes are due

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

semi-annually in arrears in June and December. As a result of the business combination, the 2022 Notes were recorded at fair value in accordance with acquisition accounting at an amount of $226.0 million, including a premium of $29.5 million. On July 20, 2014, the Partnership redeemed $18.5 million aggregate principal amount of the 2022 Notes for $20.0 million, including accrued interest. On September 20, 2014, the Partnership redeemed an additional $15.5 million aggregate principal amount of the 2022 Notes for $17.0 million, including accrued interest. The Partnership recorded a gain on extinguishment of debt related to the redemption of the 2022 Notes of $2.4 million and $3.2 million for the three and nine months ended September 30, 2014, respectively.

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

Each of the following is an event of default under the indentures:

•	failure to pay any principal or interest when due;

•	failure to observe any other agreement, obligation or other covenant in the indenture, subject to the cure periods for certain failures;

•	our default under other indebtedness that exceeds a certain threshold amount;

•	failure by us to pay final judgments that exceed a certain threshold amount; and

•	bankruptcy or other insolvency events involving us.

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
Through September 30, 2014, the Partnership sold an aggregate of 2.4 million common units under the EDA, generating proceeds of approximately $71.9 million (net of approximately $0.7 million of commissions to BMOCM). The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.

(b)  Distributions

Unless restricted by the terms of the Partnership’s credit facility and/or the indentures governing the Partnership's unsecured senior notes, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions are made to the General Partner in accordance with its current percentage interest with the remainder to the common unitholders, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. The Partnership's first quarter 2014 distribution on its common units and Class B Units of $0.36 per unit and $0.10 per unit, respectively, was paid on May 14, 2014. Distributions declared for the Class B Units represent a pro rata distribution for the number of days the Class B Units

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

were issued and outstanding during the quarter. The Class B Units automatically converted into common units on a one-for-one basis on May 6, 2014. The Partnership declared a second quarter 2014 distribution on its common units of $0.365 per unit which was paid on August 13, 2014. Also, the Partnership declared a third quarter 2014 distribution on its common units of $0.37 per unit to be paid on November 13, 2014.
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

(c) Earnings per Unit and Dilution Computations

As required under FASB ASC 260-10-45-61A, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations. Net income earned by the Predecessor prior to March 7, 2014 is not included for purposes of calculating earnings per unit as the Predecessor did not have any unitholders.  The following table reflects the computation of basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2014 (in millions except per unit amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014*
Limited partners’ interest in net income	$40.5	$86.5
Distributed earnings allocated to:
Common units and Class B Units (1) (2)	$85.5	$220.6
Unvested restricted units (1)	0.4	0.9
Total distributed earnings	$85.9	$221.5
Undistributed loss allocated to:
Common units and Class B Units (2)	$(45.1)	$(134.6)
Unvested restricted units	(0.2)	(0.5)
Total undistributed loss	$(45.3)	$(135.1)
Net income allocated to:
Common units and Class B Units (2)	$40.3	$86.1
Unvested restricted units	0.2	0.4
Total limited partners’ interest in net income	$40.5	$86.5
Basic and diluted net income per unit:
Basic	$0.18	$0.38
Diluted	$0.18	$0.38
__________________________________________________
* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.
(1) Three months ended September 30, 2014 represents a declared distribution of $0.37 per unit for common units payable on November 13, 2014 and nine months ended September 30, 2014 represents distributions of $0.36 per unit paid on May 14, 2014, distributions of $0.365 per unit paid on August 13, 2014 and distributions declared of $0.37 per unit payable on November 13, 2014.
(2) Nine months ended September 30, 2014 includes distribution of $0.10 per unit for Class B Units paid on May 14, 2014. The Class B Units converted into common units on a one-for-one basis on May 6, 2014.

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2014 (in millions):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014*
Basic weighted average units outstanding:
Weighted average limited partner basic common units outstanding	231.0	230.3
Diluted weighted average units outstanding:
Weighted average limited partner basic common units outstanding	231.0	230.3
Dilutive effect of restricted units issued	0.4	0.3
Total weighted average limited partner diluted common units outstanding	231.4	230.6
* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.
All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.
Net income is allocated to the General Partner in an amount equal to its incentive distributions as described in Note 7(b). The General Partner's share of net income consists of incentive distributions to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units and the percentage interest of the Partnership’s net income adjusted for ENLC's unit-based compensation specifically allocated to the General Partner. The net income allocated to the General Partner is as follows for the three and nine months ended September 30, 2014 (in millions

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014*
Income allocation for incentive distributions	$6.3	$13.6
Unit-based compensation attributable to ENLC’s restricted units	(3.1)	(6.8)
General Partner interest in net income	0.3	0.7
General Partner share of net income	$3.5	$7.5
* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.
(8) Asset Retirement Obligations

The schedule below summarizes the changes in the Partnership’s asset retirement obligations:

	September 30, 2014	September 30, 2013
	(in millions)
Beginning asset retirement obligations	$7.7	$9.1
Revisions to existing liabilities	2.2	0.4
Liabilities acquired	0.5	—
Accretion	0.4	0.3
Ending asset retirement obligations	$10.8	$9.8

(9) Investment in Unconsolidated Affiliates

The Partnership’s unconsolidated investments consisted of a contractual right to the benefits and burdens associated with Devon's 38.75% ownership interest in GCF at September 30, 2014 and December 31, 2013 and a 30.6% ownership interest in Howard Energy Partners ("HEP") at September 30, 2014.

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table shows the activity related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	Gulf Coast Fractionators	Howard Energy Partners (1)	Total
Three months ended
September 30, 2014
Distributions	$5.2	$3.0	$8.2
Equity in income	$5.2	$0.4	$5.6

September 30, 2013
Distributions	$12.0	$—	$12.0
Equity in income	$5.8	$—	$5.8

Nine months ended
September 30, 2014 (1)
Distributions	$5.2	$8.7	$13.9
Equity in income	$13.2	$1.1	$14.3

September 30, 2013
Distributions	$12.0	$—	$12.0
Equity in income	$10.2	$—	$10.2

(1) Includes income and distributions for the period from March 7, 2014 through September 30, 2014.

The following table shows the balances related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	September 30, 2014	December 31, 2013
Gulf Coast Fractionators (1)	$56.0	$61.1
Howard Energy Partners	220.1	—
Total investments in unconsolidated affiliates	$276.1	$61.1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of unit-based compensation allocated to Predecessor general and administrative expense (1)	$—	$3.5	$2.8	$10.1
Cost of unit-based compensation charged to general and administrative expense	4.9	—	10.9	—
Cost of unit-based compensation charged to operating expense	0.8	—	1.8	—
Total amount charged to income	$5.7	$3.5	$15.5	$10.1

(1)	Unit-based compensation expense was treated as a contribution by the Predecessor in the Consolidated Statement of Changes in Partners' Equity.

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

(b)  Restricted Incentive Units

The restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the nine months ended September 30, 2014 is provided below:

	Nine Months Ended September 30, 2014
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	—	$—
Assumed in business combination	371,225	30.51
Granted	701,119	31.65
Vested*	(39,833)	30.63
Forfeited	(13,196)	31.83
Non-vested, end of period	1,019,315	$31.27
Aggregate intrinsic value, end of period (in millions)	$31.0
 * Vested units include16,471 units withheld for payroll taxes paid on behalf of employees.

Restricted incentive units assumed in the business combination were valued as of March 7, 2014, will vest at the end of two years and are included in the restricted incentive units outstanding and the current unit-based compensation cost calculations at September 30, 2014. The Partnership issued restricted incentive units in 2014 to officers and other employees. These restricted incentive units typically vest at the end of three years.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested during the three and nine months ended September 30, 2014 are provided below (in millions):

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
EnLink Midstream Partners, LP Restricted Incentive Units:	2014	2014
Aggregate intrinsic value of units vested	$1.2	$1.2
Fair value of units vested	$1.2	$1.2

As of September 30, 2014, there was $21.3 million of unrecognized compensation cost related to non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

(c)  Unit Options

During the nine months ended September 30, 2014, 31,382 unit options of the Partnership were exercised with an intrinsic value of $0.6 million. As of September 30, 2014, all unit options were fully vested and fully expensed.

(d)         EnLink Midstream, LLC’s Restricted Incentive Units

On February 5, 2014, ENLC's sole unitholder at the time, EnLink Midstream Manager, LLC, approved the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “Company Plan”). The Company Plan provides for the issuance of 11.0 million awards.
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
ENLC’s restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of the common units on such date. A summary of the restricted incentive units activities for the nine months ended September 30, 2014 is provided below:

	Nine Months Ended September 30, 2014
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	—	$—
Assumed in business combination	435,674	37.60
Granted	626,341	36.59
Vested*	(59,553)	37.56
Forfeited	(11,859)	36.54
Non-vested, end of period	990,603	$36.97
Aggregate intrinsic value, end of period (in millions)	$40.9
 * Vested units include 24,727 units withheld for payroll taxes paid on behalf of employees.

Restricted incentive units assumed in the business combination were valued as of March 7, 2014, will vest at the end of two years and are included in restricted incentive units outstanding and the current unit-based compensation cost calculations at September 30, 2014. ENLC issued restricted incentive units in 2014 to officers and other employees. These restricted incentive units typically vest at the end of three years and are included in restricted incentive units outstanding.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested during the three and nine months ended September 30, 2014 are provided below (in millions):

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
EnLink Midstream, LLC Restricted Incentive Units:	2014	2014
Aggregate intrinsic value of units vested	$2.4	$2.4
Fair value of units vested	$2.2	$2.2
As of September 30, 2014, there was $23.3 million of unrecognized compensation costs related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted average period of 2.1 years.

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
The Partnership commonly enters into index (float-for-float) or fixed-for-float swaps in order to mitigate its cash flow exposure to fluctuations in the future prices of natural gas, NGLs and crude oil. For natural gas, index swaps are used to protect against the price exposure of daily priced gas versus first-of-month priced gas. They are also used to hedge the basis location price risk resulting from supply and markets being priced on different indices. For natural gas, NGLs, condensate and crude, fixed-for-float swaps are used to protect cash flows against price fluctuations: 1) where the Partnership receives a percentage of liquids as a fee for processing third-party gas, 2) in the natural gas processing and fractionation components of our business and 3) where the Partnership is mitigating the price risk for product held in inventory or storage.
The components of gain (loss) on derivative activity in the consolidated statements of operations relating to commodity swaps are as follows for the three and nine months ended September 30, 2014 (in millions):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014*
Change in fair value of derivatives	$1.8	$(0.2)
Realized losses on derivatives	(0.8)	(1.7)
Gain (loss) on derivative activity	$1.0	$(1.9)
* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in millions):

September 30, 2014
Fair value of derivative assets — current	$1.1
Fair value of derivative assets — long term	0.2
Fair value of derivative liabilities — current	(0.9)
Fair value of derivative liabilities — long term	(0.6)
Net fair value of derivatives	$(0.2)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at September 30, 2014. The remaining term of the contracts extend no later than December 2016.

			September 30, 2014
Commodity	Instruments	Unit	Volume	Fair Value
			(In millions)
NGL (short contracts)	Swaps	Gallons	(61.3)	$0.7
NGL (long contracts)	Swaps	Gallons	47.9	(0.9)
Natural Gas (short contracts)	Swaps	MMBtu	(2.2)	0.1
Natural Gas (long contracts)	Swaps	MMBtu	0.4	(0.1)
Total fair value of derivatives				$(0.2)

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements ("ISDAs") that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of September 30, 2014 of $1.3 million would be reduced to $0.2 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
September 30, 2014	$0.2	$(0.3)	$(0.1)	$(0.2)

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

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

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

Net liabilities measured at fair value on a recurring basis are summarized below (in millions):

September 30, 2014 Level 2
Commodity Swaps*	$(0.2)
Total	$(0.2)

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

	September 30, 2014
	Carrying Value	Fair Value
Long-term debt	$1,746.7	$1,809.2
Obligations under capital leases	$20.7	$20.3

The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $371.0 million in outstanding borrowings under its revolving credit facility as of September 30, 2014. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of September 30, 2014, the Partnership had borrowings totaling $397.3 million, $446.5 million and $346.8 million, net of discount, under the 2019 Notes, 2024 Notes and 2044 Notes, with a fixed rate of 2.70%, 4.40% and 5.60%, respectively. Additionally, the Partnership had borrowings of $185.1 million, including premium, under the 2022 Notes with a fixed rate of 7.125% as of September 30, 2014. The fair value of all senior unsecured notes as of September 30, 2014 was based on Level 2 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

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

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

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
We own and operate a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana.  In August 2012, a large sinkhole formed in the vicinity of these pipelines and underground storage reservoirs. We are assessing the potential for recovering our losses from responsible parties. We have sued Texas Brine, LLC, the operator of a failed cavern in the area, and its insurers seeking recovery for this damage. We also filed a claim with our insurers. Our insurers denied our claim. We dispute the denial but have agreed to stay the matter pending resolution of our claims against Texas Brine and its insurers. In August 2014, we received a partial settlement in the amount of $6.1 million. Additional claims related to this matter remain outstanding. We cannot give assurance that we will be able to fully recover our losses through insurance recovery or claims against responsible parties.

In October 2014, Williams Olefins, L.L.C. filed a lawsuit against a subsidiary of the Partnership, EnLink NGL Marketing, LP, in the District Court of Tulsa County, Oklahoma. The plaintiff alleges breach of contract and negligent misrepresentation relating to an ethane output contract between the parties and the subsidiary’s termination of ethane production from one of its fractionation plants. The amount of damages is unspecified. The validity of the causes of action, as well as the Partnership’s costs and legal exposure, if any, related to the lawsuit are not currently determinable. The Partnership intends to vigorously defend the case.
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

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

Summarized financial information concerning the Partnership’s reportable segments is shown in the following tables:

	Texas	Louisiana	Oklahoma	Ohio River Valley	Corporate	Totals
	(In millions)
Three Months Ended September 30, 2014
Sales to external customers	$77.3	$491.3	$—	$75.5	$—	$644.1
Sales to affiliates	148.9	39.5	45.9	—	(28.0)	206.3
Purchased gas, NGLs, condensate and crude oil	(76.8)	(486.9)	—	(61.5)	28.0	(597.2)
Operating expenses	(36.2)	(23.7)	(7.0)	(8.9)	—	(75.8)
Gain on litigation settlement	—	6.1	—	—	—	6.1
Gain on derivative activity	—	—	—	—	1.0	1.0
Segment profit	$113.2	$26.3	$38.9	$5.1	$1.0	$184.5
Depreciation and amortization	$(31.6)	$(19.1)	$(11.8)	$(8.2)	$(0.9)	$(71.6)
Goodwill	$1,168.2	$786.8	$190.3	$112.5	$—	$2,257.8
Capital expenditures	$79.7	$79.1	$2.5	$25.4	$3.9	$190.6
Three Months Ended September 30, 2013
Sales to external customers	$32.9	$—	$13.9	$—	$—	$46.8
Sales to affiliates	359.4	—	172.0	—	—	531.4
Purchased gas, NGLs, condensate and crude oil	(286.2)	—	(149.3)	—	—	(435.5)
Operating expenses	(26.9)	—	(8.9)	—	—	(35.8)
Segment profit	$79.2	$—	$27.7	$—	$—	$106.9
Depreciation and amortization	$(29.0)	$—	$(19.0)	$—	$—	$(48.0)
Goodwill	$325.4	$—	$76.3	$—	$—	$401.7
Capital expenditures	$27.1	$—	$10.0	$—	$—	$37.1
Nine Months Ended September 30, 2014
Sales to external customers	$214.3	$1,221.9	$11.5	$180.2	$—	$1,627.9
Sales to affiliates	637.7	41.7	256.0	—	(63.4)	872.0
Purchased gas, NGLs, condensate and crude oil	(423.0)	(1,158.2)	(133.8)	(146.4)	63.4	(1,798.0)
Operating expenses	(106.5)	(45.5)	(20.9)	(20.4)	—	(193.3)
Gain on litigation settlement	—	6.1	—	—	—	6.1
Gain on derivative activity	—	—	—	—	(1.9)	(1.9)
Segment profit (loss)	$322.5	$66.0	$112.8	$13.4	$(1.9)	$512.8
Depreciation and amortization	$(91.7)	$(43.4)	$(37.6)	$(18.1)	$(1.5)	$(192.3)
Goodwill	$1,168.2	$786.8	$190.3	$112.5	$—	$2,257.8
Capital expenditures	$180.2	$222.4	$10.5	$27.7	$12.6	$453.4
Nine Months Ended September 30, 2013
Sales to external customers	$96.6	$—	$39.5	$—	$—	$136.1
Sales to affiliates	1,052.3	—	504.7	—	—	1,557.0
Purchased gas, NGLs, condensate and crude oil	(838.7)	—	(440.9)	—	—	(1,279.6)
Operating expenses	(92.0)	—	(24.0)	—	—	(116.0)
Segment profit	$218.2	$—	$79.3	$—	$—	$297.5
Depreciation and amortization	$(82.4)	$—	$(56.2)	$—	$—	$(138.6)
Goodwill	$325.4	$—	$76.3	$—	$—	$401.7
Capital expenditures	$113.9	$—	$58.7	$—	$—	$172.6

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The table below presents information about segment assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Segment Identifiable Assets:	(In millions)
Texas	$3,236.9	$1,460.0
Louisiana	2,925.3	—
Oklahoma	894.5	777.1
Ohio River Valley	513.6	—
Corporate	347.3	72.7
Total identifiable assets	$7,917.6	$2,309.8

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment profits	$184.5	$106.9	$512.8	$297.5
General and administrative expenses	(22.8)	(10.8)	(62.8)	(32.3)
Depreciation and amortization	(71.6)	(48.0)	(192.3)	(138.6)
Operating income	$90.1	$48.1	$257.7	$126.6

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

The following schedule summarizes net income from discontinued operations (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Operating revenues:
Operating revenues	$10.9	$6.8	$33.5
Operating revenues - affiliates	20.8	10.5	68.1
Total operating revenues	31.7	17.3	101.6

Operating expenses:
Operating expenses	37.9	15.7	91.7
Total operating expenses	37.9	15.7	91.7

Income (loss) before income taxes	(6.2)	1.6	9.9
Income tax provision (benefit)	(2.2)	0.6	3.6
Net income (loss)	(4.0)	1.0	6.3
Net income attributable to non-controlling interest	(0.3)	—	(1.4)
Net income (loss) including non-controlling interest	$(4.3)	$1.0	$4.9

ENLINK MIDSTREAM PARTNERS, LP

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table presents the main classes of assets and liabilities associated with the Partnership's discontinued operations at December 31, 2013. There were no assets and liabilities associated with discontinued operations at September 30, 2014:

December 31, 2013
(in millions)
Inventories	$0.2
Other current assets	0.2
Total current assets	0.4
Property, plant & equipment	72.3
Total assets	$72.7

Accounts payable	$3.2
Other current liabilities	1.1
Total current liabilities	4.3
Asset retirement obligations	7.1
Deferred income taxes	25.3
Other long-term liabilities	0.3
Total liabilities	$37.0

(16) Subsequent Events
E2 Drop Down. On October 22, 2014, the Partnership acquired from EnLink Midstream, Inc. (“EMI”), a wholly-owned subsidiary of ENLC, 100% of the Class A Units and 50% of the Class B Units (collectively, the “E2 Appalachian Units”) in E2 Appalachian Compression, LLC (“E2 Appalachian”), and 93.7% of the Class A Units (the “Energy Services Units” and, together with the E2 Appalachian Units, the “Purchased Units”) in E2 Energy Services, LLC (“Energy Services”). The total consideration paid by the Partnership to EMI for the Purchased Units included (i) $13.0 million in cash for the Energy Services Units and (ii) $150.0 million in cash and 1,016,322 common units representing limited partner interests in the Partnership for the E2 Appalachian Units. The remaining 50% of the Class B Units in E2 Appalachian are owned by members of the E2 Appalachian management team and are designed to provide such management team members with equity incentives. Pursuant to the limited liability company agreement of E2 Appalachian, such management owners will be required to sell their Class B Units to ENLK on either December 31, 2015 or March 31, 2016.
Acquisition of Natural Gas Pipeline Assets. Effective November 1, 2014, the Partnership acquired, through one of its wholly owned subsidiaries, Gulf Coast natural gas pipeline assets predominantly located in southern Louisiana for $235.0 million, subject to certain adjustments. The natural gas assets include natural gas pipelines spanning from Beaumont, Texas to the Mississippi River corridor and working natural gas storage capacity in southern Louisiana.
In September 2014, the Partnership paid the sellers, Chevron Pipe Line Company and Chevron Midstream Pipelines LLC, a $23.5 million deposit, which is included in "Other assets, net" on the condensed consolidated balance sheet.

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
Overview

We are a Delaware limited partnership formed on July 12, 2002.  We primarily focus on providing midstream energy services, including gathering, processing, transmission and marketing, to producers of natural gas, natural gas liquids ("NGLs") and crude oil.  We also provide crude oil, condensate and brine disposal services to producers.  Our midstream energy asset network includes approximately 8,800 miles of pipelines, thirteen natural gas processing plants, seven fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks.  We manage and report our activities primarily according to geography.  We have five reportable segments:  (1) Texas, which includes our activities in north Texas and the Permian Basin in west Texas; (2) Oklahoma, which includes our activities in Cana-Woodford and Arkoma-Woodford Shale areas; (3) Louisiana, which includes our pipelines, processing plants and NGL assets located in Louisiana; (4) ORV, which includes our activities in the Utica and Marcellus Shales; and (5) Corporate Segment, or Corporate, which includes our equity investments in Howard Energy Partners, or HEP, in the Eagle Ford Shale, our contractual right to the burdens and benefits associated with Devon's ownership interest in GCF in south Texas and our general partnership property and expenses.

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

The Partnership has made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect the Partnership's margins or even result in losses. For example, the Partnership is a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. The Partnership buys gas for this contract on several different production-area indices on its North Texas Pipeline and sells the gas into a different market area index. The Partnership realizes a loss on the delivery of gas under this contract each month based on current prices. The balance sheet as of September 30, 2014 reflects a liability of $85.2 million related to this onerous performance obligation based on forecasted discounted cash obligations in excess of market under this gas delivery contract. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.

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
Recent Developments
E2 Drop Down. On October 22, 2014, the Partnership acquired from EnLink Midstream, Inc. (“EMI”), a wholly-owned subsidiary of ENLC, 100% of the Class A Units and 50% of the Class B Units (collectively, the “E2 Appalachian Units”) in E2 Appalachian Compression, LLC (“E2 Appalachian”), and 93.7% of the Class A Units (the “Energy Services Units” and, together with the E2 Appalachian Units, the “Purchased Units”) in E2 Energy Services, LLC (“Energy Services”). The total consideration paid by the Partnership to EMI for the Purchased Units included (i) $13.0 million in cash for the Energy Services Units and (ii) $150.0 million in cash and 1,016,322 common units representing limited partner interests in the Partnership for the E2 Appalachian Units. The remaining 50% of the Class B Units in E2 Appalachian are owned by members of the E2 Appalachian management team and are designed to provide such management team members with equity incentives. Pursuant to the limited liability company agreement of E2 Appalachian, such management owners will be required to sell their Class B Units to ENLK on either December 31, 2015 or March 31, 2016.
E2’s assets include five condensate stabilization and natural gas compression stations with combined capacities of 19,000 barrels per day ("bpd") of condensate stabilization and 580 MMcf/d of natural gas compression located in the Ohio River Valley. Currently, three of the five stations are in service and commercial start-up of the two remaining stations is expected in the first half of 2015. The assets are supported by a long-term, fee-based contract with Antero Resources.
Acquisition of Natural Gas Pipeline Assets. On November 1, 2014, we acquired Gulf Coast natural gas pipeline assets predominantly located in southern Louisiana, for $235.0 million, subject to certain adjustments. These natural gas pipeline assets include the following:

◦	Bridgeline System: approximately 985 miles of natural gas pipelines in southern Louisiana with a total system capacity of approximately 920 MMcf/d;

◦	Sabine Pipeline: approximately 150 miles of natural gas pipelines in Texas and southern Louisiana with a total capacity of approximately 235 MMcf/d;

◦	Chandeleur System: approximately 215 miles of offshore Mississippi and Alabama pipelines with a total capacity of approximately 330 MMcf/d;

◦
Storage Assets: three caverns located in southern Louisiana with a combined working capacity of approximately 11 Bcf, including two near Sorrento, LA with a capacity of approximately 4 Bcf and one inactive cavern near Napoleonville, LA with approximately 7 Bcf of capacity; and

◦
Henry Hub: ownership and management of the title tracking services offered at the Henry Hub, the delivery location for NYMEX natural gas futures contracts. Henry Hub is connected to 13 major interstate and intrastate natural gas pipeline and storage systems.

Ohio River Valley Condensate Pipeline and Condensate Stabilization Facilities. In August 2014, we announced plans to construct a new 45-mile, eight inch condensate pipeline and six natural gas compression and condensate stabilization facilities that will service major producer customers in the Utica Shale, including Eclipse Resources. As a component of the project, the Partnership has entered into a long-term, fee-based agreement under which Eclipse Resources will receive compression and stabilization services and has agreed to sell stabilized condensate to us.
The new-build stabilized condensate pipeline will connect to our existing 200-mile pipeline in eastern Ohio, providing producer customers in the region access to premium market outlets through our barge facility on the Ohio river and rail terminal in Ohio. The pipeline, which is expected to be complete in the second half of 2015, will have an initial capacity of approximately 50,000 bpd.
We will also build and operate six natural gas compression and condensate stabilization facilities in Noble, Belmont, and Guernsey counties in Ohio. Upon completion, the facilities will have a combined capacity of approximately 560 MMcf/d of natural gas compression and approximately 41,500 bpd of condensate stabilization. We expect the first two compression and condensate stabilization facilities to be operational in the second half of 2014 and the remaining four facilities to be operational by the end of 2015.
In support of the project, we plan to leverage and expand our existing midstream assets in the region, including increasing condensate storage capacity and handling capabilities at our barge terminal on the Ohio River. We will add approximately 130,000 barrels of above ground storage, bringing our total storage capacity at the barge facility to over 360,000 barrels.
West Texas Expansion. We will expand our natural gas gathering and processing system in the Permian Basin by constructing a new natural gas processing plant and expanding our rich gas gathering system. The new 120 MMcf/d gas processing plant will be strategically located on the north end of our existing midstream assets and will offer additional gas processing capabilities to producer customers in the region, including Devon Energy. The processing plant is expected to be operational in the second half of 2015. Upon completion, our total operated processing capacity in the region will be approximately 240 MMcf/d.
As a part of the expansion, we have signed a long-term, fee-based agreement with Devon Energy to provide gathering and processing services for over 18,000 acres under development in Martin County. We will construct multiple low pressure gathering pipelines and a new 23-mile, 12-inch high pressure gathering pipeline that will tie into the previously announced Bearkat natural gas gathering system. The new pipelines are expected to be operational in the first quarter of 2015.
Marathon Petroleum Joint Venture. We have entered into a series of agreements with a subsidiary of Marathon Petroleum Corporation to create a 50/50 joint venture named Ascension Pipeline Company, LLC. This joint venture will build a new 30-mile NGL pipeline connecting our existing Riverside fractionation and terminal complex to Marathon Petroleum's Garyville refinery located on the Mississippi River. The bolt-on project to our Cajun-Sibon NGL system is supported by long-term, fee-based contracts with Marathon Petroleum. Under the arrangement, we will serve as the construction manager and operator of the pipeline project, which is expected to be operational in the first half of 2017.
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
The pipeline expansion and the Eunice fractionation expansion under Phase I were completed and commenced operation in November 2013. Phase II of the Cajun Sibon expansion was completed and commenced operation in September 2014. Phase II increased the Cajun-Sibon pipeline capacity by an additional 50,000 Bbls/d to a total of 120,000 Bbls/d and added a new 100,000 Bbl/d fractionator at our Plaquemine gas processing complex. The throughput through the pipeline averaged 50,000 Bbls/d during the third quarter of 2014 due to downtime related to the start-up of Phase II. The Eunice fractionator in south Louisiana averaged approximately 43,000 Bbls/d during the third quarter of 2014. Additionally, our Riverside fractionator resumed service in September 2014 after being shut-down in July 2014 for the conversion of the facility to a heavy end fractionator as part of Phase II.

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
Bearkat Natural Gas Gathering and Processing System. In September 2014, we completed construction of a new natural gas processing complex and rich gas gathering pipeline system in the Permian Basin called Bearkat.  The natural gas processing complex includes treating, processing and gas takeaway solutions for regional producers. The project, which is fully owned by us, is supported by a 10-year, fee-based contract.
Bearkat is strategically located near our existing Deadwood joint venture assets in Glasscock County, Texas. The processing plant has an initial capacity of 60 MMcf/d, increasing our total operated processing capacity in the Permian to approximately 115 MMcf/d. We also completed construction on a 30-mile high-pressure gathering system upstream of the Bearkat complex to provide additional gathering capacity for producers in Glasscock and Reagan counties.
Additionally, in February 2014, we entered into an agreement to construct a new 35-mile, 12-inch diameter high-pressure pipeline that will provide critical gathering capacity for the Bearkat natural gas processing complex. The pipeline will have an initial capacity of approximately 100 MMcf/d and will provide gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. The pipeline is expected to be operational in the fourth quarter of 2014.
Issuance of Common Units. In May 2014, we entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, we may from time to time through BMOCM, as our sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million.
Through September 30, 2014, we sold an aggregate of 2.4 million common units under the EDA, generating proceeds of approximately $72.0 million (net of approximately $0.7 million of commissions to BMOCM). We used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.
Senior Unsecured Notes. On March 12, 2014, we commenced a tender offer to purchase any and all of our outstanding 8.875% Senior Notes due 2018 (the "2018 Notes"). Approximately $536.1 million, or approximately 74%, of the 2018 Notes were validly tendered on March 19, 2014, we made a payment of approximately $567.4 million for all such tendered 2018 Notes. Also on March 19, 2014, we delivered a notice of redemption for any and all outstanding 2018 Notes. The redemption for the remaining $198.2 million of outstanding 2018 Notes was completed on April 18, 2014 for $200.2 million, including accrued interest.
On July 22, 2014, we redeemed $18.5 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 for $20.0 million, including accrued interest. On September 20, 2014, the Partnership redeemed an additional $15.5 million aggregate principal amount of the 2022 Notes for $17.0 million, including accrued interest.
Non-GAAP Financial Measures

We include the following non-GAAP financial measures:  Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and gross operating margin.

We define adjusted EBITDA as net income from continuing operations plus interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation, (gain) loss on noncash derivatives, transaction costs, distribution of equity investment and non-controlling interest and income (loss) on equity investment.  Adjusted EBITDA is used as a supplemental performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

The GAAP measures most directly comparable to adjusted EBITDA are net income from continuing operations and net cash provided by operating activities. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income from continuing operations, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate adjusted EBITDA in the same manner.

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

The following tables reconcile adjusted EBITDA to the most directly comparable GAAP measure for the periods indicated.

Reconciliation of net income from continuing operations to adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income from continuing operations	$85.7	$34.6	$223.3	$87.6
Interest expense	12.7	—	30.5	—
Depreciation and amortization	71.6	48.0	192.3	138.6
Income from equity investment	(5.6)	(5.8)	(14.3)	(10.2)
Distribution from equity investment	8.2	12.0	13.9	12.0
Unit-based compensation	5.7	3.5	15.5	10.1
Income taxes	(0.1)	19.3	20.7	49.2
Gain on extinguishment of debt	(2.4)	—	(3.2)	—
Payments under onerous performance obligation offset to other current and long-term liabilities	(4.5)	—	(10.2)	—
Other (a)	(0.8)	—	2.3	0.2
Adjusted EBITDA before non-controlling interest	170.5	111.6	470.8	287.5
Non-controlling interest share of adjusted EBITDA	(59.2)	—	(132.4)	—
Adjusted EBITDA, net to EnLink Midstream Partners, LP	$111.3	$111.6	$338.4	$287.5
_________________________________________________
(a) Includes financial derivatives marked-to-market, accretion expense associated with asset retirement obligations and transaction costs related to the merger.

Reconciliation of net cash provided by operating activities to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net cash provided by operating activities	$160.7	$95.5	$385.4	$245.0
Interest expense, net (1)	13.3	—	31.6	—
Unit-based compensation (2)	—	3.5	2.8	10.1
Current income tax (benefit)	(0.5)	3.8	0.3	38.4
Distributions from equity investment in excess of earnings	2.6	1.1	7.6	1.1
Other (3)	0.8	—	1.7	—
Changes in operating assets and liabilities which provided cash:
Accounts receivable, accrued revenues, inventories and other	(26.1)	5.3	(16.0)	1.1
Accounts payable, accrued purchases and other (4)	19.7	2.4	57.4	(8.2)
Adjusted EBITDA before non-controlling interest	170.5	111.6	470.8	287.5
Non-controlling interest share of adjusted EBITDA	(59.2)	—	(132.4)	—
Adjusted EBITDA, net to EnLink Midstream Partners, LP	$111.3	$111.6	$338.4	$287.5

(1)	Net of amortization of debt issuance costs and discount and premium included in interest expense.

(2)
Represents Predecessor stock-based compensation contributed through equity and reflected in net distributions to Predecessor in cash flows from financing activities in the Consolidated Statements of Cash Flows.

(3)	Includes transaction costs.

(4)	Net of payments under onerous performance obligation offset to other current and long-term liabilities.

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

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Total gross operating margin	$254.2	$142.7	$700.0	$413.5

Add (deduct):
Operating expenses	(75.8)	(35.8)	(193.3)	(116.0)
General and administrative expenses	(22.8)	(10.8)	(62.8)	(32.3)
Depreciation and amortization	(71.6)	(48.0)	(192.3)	(138.6)
Gain on litigation settlement	6.1	—	6.1	—
Operating income	$90.1	$48.1	$257.7	$126.6

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue less cost of purchased gas, NGLs, condensate and crude oil as reflected in the table below.

Items Affecting Comparability of Our Financial Results
Our historical financial results discussed below may not be comparable to our future financial results, and our financial results for the three and nine months ended September 30, 2013 may not be comparable to our financial results for the three and nine months ended September 30, 2014 for the following reasons:

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

•
Our financial statements for the three and nine months ended September 30, 2014 report financial results according to operating segments based principally upon geographic regions served.  The Predecessor had no operations for certain of those reporting segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except volumes)
Texas Segment
Revenues	$226.2	$392.3	$852.0	$1,148.9
Purchased gas and NGLs	(76.8)	(286.2)	(423.0)	(838.7)
Total gross operating margin	$149.4	$106.1	$429.0	$310.2
Louisiana Segment
Revenues	$530.8	$—	$1,263.6	$—
Purchased gas, NGLs and crude oil	(486.9)	—	(1,158.2)	—
Total gross operating margin	$43.9	$—	$105.4	$—
Oklahoma Segment
Revenues	$45.9	$185.9	$267.5	$544.2
Purchased gas and NGLs	—	(149.3)	(133.8)	(440.9)
Total gross operating margin	$45.9	$36.6	$133.7	$103.3
ORV Segment
Revenues	$75.5	$—	$180.2	$—
Purchased crude oil and condensate	(61.5)	—	(146.4)	—
Total gross operating margin	$14.0	$—	$33.8	$—
Corporate
Revenues	$(27.0)	$—	$(65.3)	$—
Purchased gas and NGLs	28.0	—	63.4	—
Total gross operating margin	$1.0	$—	$(1.9)	$—
Total
Revenues	$851.4	$578.2	$2,498.0	$1,693.1
Purchased gas, NGLs, condensate and crude oil	(597.2)	(435.5)	(1,798.0)	(1,279.6)
Total gross operating margin	$254.2	$142.7	$700.0	$413.5

Midstream Volumes:
Texas (1)
Gathering and Transportation (MMBtu/d)	2,975,600	2,086,000	2,979,000	2,112,000
Processing (MMBtu/d)	1,152,400	831,000	1,149,100	807,000
Louisiana (2)
Gathering and Transportation (MMBtu/d)	500,200	—	459,300	—
Processing (MMBtu/d)	499,100	—	557,000	—
NGL Fractionation (Gals/d)	4,073,500	—	4,112,500	—
Oklahoma (3)
Gathering and Transportation (MMBtu/d)	494,200	387,000	472,000	384,000
Processing (MMBtu/d)	447,300	407,000	448,300	393,000
ORV (2)
Crude Oil Handling (Bbls/d)	15,200	—	15,400	—
Brine Disposal (Bbls/d)	5,000	—	5,300	—
__________________________________________________

(1)
Volumes include volumes per day based on 92 days and 273 day periods for the three and nine months ended September 30, 2014, for Midstream Holdings operations. Volumes include volumes per day based on 92 days for the three months ended September 30, 2014 and volumes based on the 208 day period from March 7 to September 30, 2014 for the nine months ended September 30, 2014 for the Partnership’s legacy operations in Texas.

(2)
Volumes include volumes per day based on 92 days for the three months ended September 30, 2014 and based on the 208 day period from March 7 to September 30, 2014 for the nine months ended September 30, 2014 for the Partnership’s legacy operations. Midstream Holdings does not have any operations in Louisiana or Ohio.

(3)
Volumes include volumes per day based on 92 and 273 day periods for the three and nine months ended September 30, 2014, respectively, for Midstream Holdings operations. The Partnership did not have any legacy operations in Oklahoma.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Gross Operating Margin. Gross operating margin was $254.2 million for the three months ended September 30, 2014 as compared to $142.7 million for the three months ended September 30, 2013, an increase of $111.5 million, or 78.1% Of this increase in gross operating margin, $99.4 million is attributable to the legacy Partnership assets associated with the business combination effective on March 7, 2014. Approximately $12.1 million of the increase in gross operating margin is related to Midstream Holdings, which is the result of the new fixed-fee arrangements with Devon entered into in connection with the business combination.

Operating Expenses. Operating expenses were $75.8 million for the three months ended September 30, 2014 as compared to $35.8 million for the three months ended September 30, 2013, an increase of $40.0 million, or 111.7%. Of this increase in operating expenses, $43.1 million is attributable to the legacy Partnership assets, partially offset by a decrease in Midstream Holdings’ operating expenses of $3.1 million due to both lower personnel and contract labor expense and a decrease in compressor maintenance expense.

General and Administrative Expenses. General and administrative expenses were $22.8 million for the three months ended September 30, 2014 as compared to $10.8 million for the three months ended September 30, 2013, an increase of $12.0 million, or 111.1%. General and administrative expenses for the three months ended September 30, 2014 reflect expenses associated with the new combined operations of the legacy Partnership and Midstream Holdings, including $1.0 million for transition service costs from Devon. General and administrative expenses for the three months ended September 30, 2013 reflect expenses for Midstream Holdings which primarily consisted of costs allocated by Devon for shared general and administrative services.

Depreciation and Amortization. Depreciation and amortization expenses were $71.6 million for the three months ended September 30, 2014 as compared to $48.0 million for the three months ended September 30, 2013, an increase of $23.6 million, or 49.2%. The increase in depreciation and amortization expenses result from an increase in depreciation expense of $37.1 million related to the legacy Partnership assets acquired in March 2014. This increase was partially offset by a decrease of $13.6 million in depreciation and amortization expenses related to Midstream Holdings, with the primary driver being the change in depreciation methodology from the units-of-production method to the straight-line method of $9.3 million.

Gain on Litigation Settlement. We recognized a gain on the settlement of a lawsuit of $6.1 million for the three months ended September 30, 2014 due to a partial settlement of our claims against Texas Brine and its insurers. Additional claims related to this matter remain outstanding.

Interest Expense. Interest expense was $12.7 million for the three months ended September 30, 2014. There was no interest expense for the three months ended September 30, 2013 as Midstream Holdings did not have any debt. Net interest expense consists of the following (in millions):

Three Months Ended September 30,
2014
Senior notes	$15.8
Bank credit facility	1.7
Capitalized interest	(4.6)
Amortization of debt issue cost, discount and premium	(0.3)
Other	0.1
Total	$12.7

Income from Equity Investments. Income from equity investments was $5.6 million for the three months ended September 30, 2014 as compared to $5.8 million for the three months ended September 30, 2013, a decrease of $0.2 million. The decrease primarily relates to our investment in GCF due to a decrease in volumes.
Income Tax (Expense)Benefit. Income tax benefit was $0.1 million for the three months ended September 30, 2014 as compared to income tax expense of $19.3 million for the three months ended September 30, 2013, a decrease of $19.4 million. This decrease primarily relates to taxable income related to the Predecessor, which was a taxable entity prior to the business combination on March 7, 2014.
Net Income from Discontinued Operations. The Partnership had no net income from discontinued operations for the three months ended September 30, 2014 as compared to a net loss of $4.3 million for the three months ended September 30, 2013. Discontinued operations for the period ended September 30, 2013 included assets that were not contributed to Midstream Holdings, while Midstream Holdings had no discontinued operations during the period ended September 30, 2014.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Gross Operating Margin. Gross operating margin was $700.0 million for the nine months ended September 30, 2014 as compared to $413.5 million for the nine months ended September 30, 2013, an increase of $286.5 million, or 69.3%. Of this increase in gross operating margin, $230.6 million is attributable to the legacy Partnership assets associated with the business combination effective on March 7, 2014. Approximately $55.8 million of the increase in gross operating margin is related to Midstream Holdings, which is the result of the new fixed-fee arrangements with Devon entered into in connection with the business combination.

Operating Expenses. Operating expenses were $193.3 million for the nine months ended September 30, 2014 as compared to $116.0 million for the nine months ended September 30, 2013, an increase of $77.3 million, or 66.6%. Of this increase in operating expenses, $94.1 million is attributable to the legacy Partnership assets, partially offset by a decrease in Midstream Holdings’ operating expenses of $16.7 million due to both lower personnel and contract labor expense and a decrease in compressor maintenance expense.

General and Administrative Expenses. General and administrative expenses were $62.8 million for the nine months ended September 30, 2014 compared to $32.3 million for the nine months ended September 30, 2013, an increase of $30.5 million, or 94.4%. General and administrative expenses for the nine months ended September 30, 2014 reflect expenses associated with the new combined operations of the legacy Partnership and Midstream Holdings since March 7, 2014, including $2.3 million for transition service costs from Devon, together with general and administrative expenses of Midstream Holdings prior to March 7, 2014. General and administrative expenses for the nine months ended September 30, 2013 reflect expenses for Midstream Holdings which primarily consisted of costs allocated by Devon for shared general and administrative services.

Depreciation and Amortization. Depreciation and amortization expenses were $192.3 million for the nine months ended September 30, 2014 compared to $138.6 million for the nine months ended September 30, 2013, an increase of $53.7 million, or 38.7%. The increase in depreciation and amortization expenses result from an increase in depreciation expense of $84.6 million related to the legacy Partnership assets acquired in March 2014. The increase was partially offset by a decrease of $30.9 million in depreciation and amortization expenses related to Midstream Holdings with the primary driver being the change in depreciation methodology from the units-of-production method to the straight-line method of $21.0 million. The remaining decrease related to a $5.6 million decrease due to a change in the annual units of production rate partially offset by a $1.7 million increase related to assets placed in service during 2013.

Gain on Litigation Settlement. We recognized a gain on the settlement of a lawsuit of $6.1 million for the nine months ended September 30, 2014 due to a partial settlement of our claims against Texas Brine and its insurers. Additional claims related to this matter remain outstanding.

Interest Expense. Interest expense was $30.5 million for the nine months ended September 30, 2014. There was no interest expense for the nine months ended September 30, 2013 as the Predecessor did not have any debt. Net interest expense consists of the following (in millions):

Nine Months Ended September 30,
2014
Senior notes	$37.5
Bank credit facility	3.1
Capitalized interest	(9.9)
Amortization of debt issue cost, discount and premium	(1.0)
Other	0.8
Total	$30.5
Income from Equity Investments. Income from equity investments was $14.3 million for the nine months ended September 30, 2014 as compared to $10.2 million for the nine months ended September 30, 2013, an increase of $4.1 million. The increase primarily relates to our investment in GCF due to turnaround downtime experienced during the 2013 period.
Income Tax Expense. Income tax expense was $20.7 million for the nine months ended September 30, 2014 as compared to $49.2 million for the nine months ended September 30, 2013, a decrease of $28.5 million or 57.9%. This decrease primarily relates to taxable income related to the Predecessor, which was a taxable entity prior to the business combination on March 7, 2014.
Net Income from Discontinued Operations. Net income from discontinued operations was $1.0 million for the nine months ended September 30, 2014 as compared to $4.9 million for the nine months ended September 30, 2013, a decrease of $3.9 million. The decrease is due to Midstream Holdings’ discontinued operations for the period ended September 30, 2013 which included assets that were sold during 2013, while the nine month period ended September 30, 2014 includes Predecessor assets that were not contributed to Midstream Holdings as part of the business combination.
Supplemental Information
As a supplement to the financial information included herein for the three and nine months ended September 30, 2014, the Partnership is furnishing the following tables, which segregate the results of operations of Midstream Holdings from the Partnership's other operations. The tables below reflect the following for the three and nine months ended September 30, 2014:

•	the Partnership's results of operations excluding the operations of Midstream Holdings;

•	the results of operations of 100% of Midstream Holdings on a stand-alone basis;

•	the elimination of the 50% of the net income of Midstream Holdings attributable to the non-controlling interest in Midstream Holdings held by ENLC;

•	the Predecessor's results of operations for the period January 1, 2014 through March 6, 2014; and

•	the Partnership's results of operations on a consolidated basis.

	Three Months Ended September 30, 2014
	Partnership Excluding Midstream Holdings	Midstream Holdings	Eliminations	Partnership Consolidated
	(in millions)
Revenues:
Revenues	$644.1	$—	$—	$644.1
Revenues - affiliates	51.5	154.8	—	206.3
Loss on derivative activity	1.0	—	—	1.0
Total revenues	696.6	154.8	—	851.4
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil	597.2	—	—	597.2
Operating expenses	43.0	32.8	—	75.8
General and administrative	14.0	8.8	—	22.8
Depreciation and amortization	37.2	34.4	—	71.6
Gain on litigation settlement	(6.1)	—	—	(6.1)
Total operating costs and expenses	685.3	76.0	—	761.3
Operating income (loss)	11.3	78.8	—	90.1
Other income (expense):
Interest expense, net of interest income	(12.7)	—	—	(12.7)
Income from equity investments	0.4	5.2	—	5.6
Gain on extinguishment of debt	2.4	—	—	2.4
Other expense	0.2	—	—	0.2
Total other income (expense)	(9.7)	5.2	—	(4.5)
Income from continuing operations before non-controlling interest and income taxes	1.6	84.0	—	85.6
Income tax (provision) benefit	0.8	(0.7)	—	0.1
Net income	2.4	83.3	—	85.7
Net income attributable to the non-controlling interest	—	—	41.7	41.7
Net income attributable to EnLink Midstream Partners, LP	$2.4	$83.3	$(41.7)	$44.0

	Nine Months Ended September 30, 2014
	Predecessor	Partnership Excluding Midstream Holdings	Midstream Holdings	Eliminations	Partnership Consolidated
Revenues:
Revenues	$47.3	$1,580.6	$—	$—	$1,627.9
Revenues - affiliates	436.4	81.5	354.1	—	872.0
Loss on derivative activity	—	(1.9)	—	—	(1.9)
Total revenues	483.7	1,660.2	354.1	—	2,498.0
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil	368.5	1,429.5	—	—	1,798.0
Operating expenses	23.7	95.7	73.9	—	193.3
General and administrative	10.9	31.4	20.5	—	62.8
Depreciation and amortization	28.9	84.7	78.7	—	192.3
Gain on litigation settlement	—	(6.1)	—	—	(6.1)
Total operating costs and expenses	432.0	1,635.2	173.1	—	2,240.3
Operating income	51.7	25.0	181.0	—	257.7
Other income (expense):
Interest expense, net of interest income	—	(30.5)	—	—	(30.5)
Income from equity investments	2.3	1.8	10.2	—	14.3
Gain on extinguishment of debt	—	3.2	—	—	3.2
Other expense	—	(0.7)	—	—	(0.7)
Total other income (expense)	2.3	(26.2)	10.2	—	(13.7)
Income (loss) from continuing operations before non-controlling interest and income taxes	54.0	(1.2)	191.2	—	244.0
Income tax provision	(19.5)	0.2	(1.4)	—	(20.7)
Net income (loss) from continuing operations	34.5	(1.0)	189.8	—	223.3
Discontinued operations:
Income from discontinued operations, net of tax	1.0	—	—	—	1.0
Income from discontinued operations attributable to non-controlling interest, net of tax	—	—	—	—	—
Discontinued operations, net of tax	1.0	—	—	—	1.0
Net income (loss)	35.5	(1.0)	189.8	—	224.3
Net income attributable to the non-controlling interest	—	—	—	94.8	94.8
Net income (loss) attributable to EnLink Midstream Partners, LP	$35.5	$(1.0)	$189.8	$(94.8)	$129.5

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
Impairment of Goodwill. Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We will evaluate goodwill for impairment annually as of October 31st, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss.
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
Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $385.4 million for the nine months ended September 30, 2014 compared to $245.0 million for the nine months ended September 30, 2013. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Operating cash flows before working capital	$437.0	$238.0
Changes in working capital	$(51.6)	$7.0

The primary reason for the increase in operating cash flows before working capital of $199.0 million from 2013 to 2014 relates to an increase in gross operating margin from the acquired legacy Partnership assets and Midstream Holdings assets. The decrease in working capital for 2014 related to fluctuations in trade receivable and payable balances due to timing of collection and payments and changes in inventory balances due to normal operating fluctuations. Further, prior to March 7, 2014, all cash receipts for the Predecessor were deposited into Devon’s bank accounts, and all cash disbursements were made from these accounts. Cash transactions handled by Devon were reflected in intercompany advances between Devon and the Predecessor, all of which were settled through an adjustment to equity and reflected in cash flows from financing activities. Subsequent to March 7, 2014, Midstream Holdings handles all of its cash transactions and the changes in working capital are reflected in our cash flows from operating activities.
Cash Flows from Investing Activities. Net cash used in investing activities was $528.9 million for the nine months ended September 30, 2014 and $200.2 million for the nine months ended September 30, 2013. Our primary investing cash flows were acquisition costs and capital expenditures, net of accrued amounts, as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Growth capital expenditures	$448.7	$149.0
Maintenance capital expenditures	23.4	52.3
Acquisition of business	35.2	—
Deposit for acquisition	23.5	—
Investment in equity investment company	5.7	—
Distribution from equity investment company in excess of earnings	(7.6)	(1.1)
Total	$528.9	$200.2

Cash Flows from Financing Activities. Net cash provided by financing activities was $167.6 million for the nine months ended September 30, 2014 and net cash used in financing activities was $117.7 million for the nine months ended September 30, 2013. All Predecessor financing activities from January 1, 2014 through March 6, 2014 and the nine months ended September 30, 2013 totaling $27.2 million and $117.7 million, respectively, are reflected in distributions to Predecessor on the statement of cash flows. Our primary financing activities subsequent to March 7, 2014 consist of the following (in millions):

Nine Months Ended September 30, 2014
Net borrowings on bank credit facility	$(6.0)
Senior unsecured notes borrowings	1,190.0
Redemption of 2018 Notes	(760.3)
Partial redemption of 2022 Notes	(36.4)
Net repayments under capital lease obligations	(2.1)
Debt refinancing costs	(6.4)
Proceeds from issuance of common units	71.9

Distributions to unitholders and our general partner also represent a primary use of cash in financing activities. Total cash distributions made during the nine months ended September 30, 2014 were as follows (in millions):

Nine Months Ended September 30, 2014
Common units	$136.1
General partner interest (including incentive distribution rights)	10.2
Total	$146.3

Prior to the business combination, Midstream Holdings’ continuing operations had no separate cash accounts. The owner contributions and distributions represent the net amount of all transactions that were settled with adjustments to equity. Midstream Holdings had distributions of $27.2 million to Devon for the nine months ended September 30, 2014 (relating to the period from January 1, 2014 to March 6, 2014) and distributions to Devon of $117.7 million for the nine months ended September 30, 2013. Also, Midstream Holdings made distributions of $106.9 million to ENLC for the nine months ended September 30, 2014 relating to ENLC's 50% ownership interest in Midstream Holdings.

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our credit facility. We borrow money under our credit facility to fund checks as they are presented. Change in drafts payable for the nine months ended September 30, 2014 was as follows (in millions):

Nine Months Ended September 30, 2014
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

We are assessing the potential for recovering our losses from responsible parties. We have sued Texas Brine, LLC, the operator of a failed cavern in the area, and its insurers seeking recovery for this damage. We also filed a claim with our insurers. Our insurers denied our claim. We dispute the denial but have agreed to stay the matter pending resolution of our claims against Texas Brine and its insurers. In August 2014, we received a partial settlement in the amount of $6.1 million. We cannot give assurance that we will be able to fully recover our losses through insurance recovery or claims against responsible parties.

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
Capital Requirements. During the nine months ended September 30, 2014, capital investments were $448.7 million, which were funded by internally generated cash flow and borrowings under our credit facility. Our remaining current growth capital spending projection for 2014 is approximately $550.0 million to $590.0 million related to identified growth projects, including approximately $212.0 million and $180.0 million for our acquisition of the natural gas assets in southern Louisiana and E2 acquisition, respectively. Our 2015 projected capital spend for growth capital is approximately $300.0 million to $400.0 million. We expect to fund the growth capital expenditures from the proceeds of borrowing under our bank credit facility and from other debt and equity sources.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of September 30, 2014.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of September 30, 2014 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations	$1,362.5	$—	$—	$—	$—	$—	$1,362.5
Credit facility	371.0	—	—	—	—	—	371.0
Interest payable on fixed long-term debt obligations	934.3	32.5	61.8	61.8	61.8	61.8	654.6
Capital lease obligations	23.2	1.1	4.6	4.6	6.7	2.9	3.3
Operating lease obligations	50.9	3.4	11.4	8.8	5.6	6.0	15.7
Purchase obligations	15.8	15.8	—	—	—	—	—
Delivery contract obligation	85.2	4.5	17.9	17.9	17.9	17.9	9.1
Inactive easement commitment*	8.0	—	1.0	1.0	1.0	1.0	4.0
Uncertain tax position obligations	2.6	2.6	—	—	—	—	—
Total contractual obligations	$2,853.5	$59.9	$96.7	$94.1	$93.0	$89.6	$2,420.2
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
The interest payable under the Partnership’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time. However, given the same borrowing amount and rates in effect at September 30, 2014, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $7.0 million per year or approximately $1.8 million for the remainder of 2014.

Indebtedness

As of September 30, 2014, long-term debt consisted of the following (in millions):

September 30, 2014
Bank credit facility (due 2019), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2014 was 1.9%	$371.0
Senior unsecured notes (due 2019), net of discount of $2.7 million, which bear interest at the rate of 2.70%	397.3
Senior unsecured notes (due 2022), including a premium of $22.6 million, which bear interest at the rate of 7.125%	185.1
Senior unsecured notes (due 2024), net of discount of $3.5 million, which bear interest at the rate of 4.40%	446.5
Senior unsecured notes (due 2044), net of discount of $3.3 million, which bear interest at the rate of 5.60%	346.8
Debt classified as long-term	$1,746.7

Credit Facility.  As of September 30, 2014, there were $14.0 million in outstanding letters of credit and $371.0 million of outstanding borrowings under the Partnership’s bank credit facility, leaving approximately $615.0 million available for future borrowing based on the borrowing capacity of $1.0 billion. The credit facility will mature on the fifth anniversary of the initial funding date, which was March 7, 2014, unless we request, and the requisite lenders agree, to extend it pursuant to its terms. See Note 5 to the condensed consolidated financial statements titled “Long-Term Debt” for further details.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements that became effective during the nine months ended September 30, 2014 and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

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
Commodity Price Risk

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements as summarized below. Approximately 89% of our processing margins are from fixed fee based contracts.

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
The following table sets forth certain information related to derivative instruments outstanding at September 30, 2014 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service ("OPIS"). The relevant index price for Natural Gas is Henry Hub Gas Daily is as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability) (In millions)

October 2014 - December 2016	Ethane	1,033	(MBbls)	Index	$0.2757/gal	$(0.7)
October 2014 - December 2016	Propane	1,240	(MBbls)	Index	$1.0211/gal	0.3
October 2014 - May 2015	Normal Butane	63	(MBbls)	Index	$1.1994/gal	0.1
October 2014 - May 2015	Natural Gasoline	49	(MBbls)	Index	$1.9255/gal	0.1
October 2014 - May 2015	Natural Gas	2	(MMBtu/d)	$4.0963/MMBtu*	Index	—
						$(0.2)
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
As of September 30, 2014, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $0.2 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $5.2 million in the net fair value of these contracts as of September 30, 2014.
Interest Rate Risk

We are exposed to interest rate risk on our variable rate bank credit facility. At September 30, 2014, we had $371.0 million in outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $3.7 million for the year.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2019, 2022, 2024 or 2044, as these obligations are fixed rates. The estimated fair value of our senior unsecured notes was approximately $1,438.2 million as of September 30, 2014, based on market prices of similar debt at September 30, 2014. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $116.2 million decrease in fair value of our senior unsecured notes at September 30, 2014.

 Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2014), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 other than as supplemented by our Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.

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

2.2**	—
Contribution and Transfer Agreement, dated as of October 22, 2014, by and between EnLink Midstream Partners, LP and EnLink Midstream, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 22, 2014, filed with the Commission on October 22, 2014).

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

10.1†	—
Second Amendment to Employment Agreement, dated August 26, 2014, by and between EnLink Midstream GP, LLC and Michael J. Garberding (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 26, 2014, filed with the Commission on August 26, 2014).

10.2†	—	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 17, 2014, filed with the Commission on September 23, 2014).
10.3†	—	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 17, 2014, filed with the Commission on September 23, 2014).
31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	—
The following financial information from EnLink Midstream Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Changes in Partners’ Equity for the nine months ended September 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

__________________________________________________
*     Filed herewith.
**  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
† This Exhibit is identified as a management contract or compensatory benefit plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnLink Midstream Partners, LP

By:	EnLink Midstream GP, LLC,
its General Partner

By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
Executive Vice President and Chief Financial Officer

November 5, 2014