Form 10-Q
period 2017-09-30
EnLink Midstream Partners, LP
filed 2017-11-01
CIK 1179060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, the Registrant had 349,008,666 common units outstanding.

DEFINITIONS

The following terms as defined are used in the energy industry and in this document:

/d = per day
Bbls = barrels
Bcf = billion cubic feet
Gal = gallon
Mcf = thousand cubic feet
MMBtu = million British thermal units
MMcf = million cubic feet
NGL = natural gas liquid and natural gas liquids

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM PARTNERS, LP
Consolidated Balance Sheets
(In millions, except unit data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141.7	$11.6
Accounts receivable:
Trade, net of allowance for bad debt of $0.1 and $0.1, respectively	42.5	63.9
Accrued revenue and other	432.4	369.6
Related party	121.6	100.2
Fair value of derivative assets	4.6	1.3
Natural gas and NGLs inventory, prepaid expenses and other	73.0	31.0
Investment in unconsolidated affiliates—current	—	193.1
Total current assets	815.8	770.7
Property and equipment, net of accumulated depreciation of $2,428.5 and $2,124.1, respectively	6,568.8	6,256.7
Fair value of derivative assets	0.1	—
Intangible assets, net of accumulated amortization of $267.8 and $171.6, respectively	1,528.0	1,624.2
Goodwill	422.3	422.3
Investment in unconsolidated affiliates—non-current	86.1	77.3
Other assets, net	5.0	2.2
Total assets	$9,426.1	$9,153.4
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$65.2	$69.2
Accounts payable to related party	36.8	10.4
Accrued gas, NGLs, condensate and crude oil purchases	376.6	333.3
Fair value of derivative liabilities	7.2	7.6
Installment payable, net of discount of $7.0 and $0.5, respectively	243.0	249.5
Other current liabilities	234.5	217.0
Total current liabilities	963.3	887.0
Long-term debt	3,466.8	3,268.0
Asset retirement obligations	14.0	13.5
Installment payable, net of discount of $26.3 at December 31, 2016	—	223.7
Other long-term liabilities	38.7	42.6
Deferred tax liability	72.7	73.0

Redeemable non-controlling interest	4.6	5.2

Partners’ equity:
Common unitholders (348,764,883 and 342,856,292 units issued and outstanding, respectively)	2,873.9	3,193.2
Series B preferred unitholders (56,645,600 and 53,182,651 units issued and outstanding, respectively)	857.6	794.0
Series C preferred unitholders (400,000 units issued and outstanding at September 30, 2017)	394.4	—
General partner interest (1,594,974 equivalent units outstanding)	207.6	209.1
Accumulated other comprehensive loss	(2.2)	—
Non-controlling interest	534.7	444.1
Total partners’ equity	4,866.0	4,640.4
Commitments and contingencies (Note 13)
Total liabilities and partners’ equity	$9,426.1	$9,153.4
See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Product sales	$1,056.7	$771.0	$2,973.9	$2,097.8
Product sales—related parties	35.3	43.1	107.3	99.3
Midstream services	136.4	125.7	395.7	348.5
Midstream services—related parties	175.0	165.3	507.6	488.5
Loss on derivative activity	(5.5)	(0.5)	(1.1)	(6.6)
Total revenues	1,397.9	1,104.6	3,983.4	3,027.5
Operating costs and expenses:
Cost of sales (1)	1,053.2	788.2	2,987.9	2,106.8
Operating expenses	102.1	98.0	308.8	296.3
General and administrative	30.0	28.3	94.6	90.6
(Gain) loss on disposition of assets	1.1	(3.0)	0.8	(2.9)
Depreciation and amortization	136.3	126.2	407.1	373.0
Impairments	1.8	—	8.8	566.3
Gain on litigation settlement	—	—	(26.0)	—
Total operating costs and expenses	1,324.5	1,037.7	3,782.0	3,430.1
Operating income (loss)	73.4	66.9	201.4	(402.6)
Other income (expense):
Interest expense, net of interest income	(48.9)	(48.0)	(140.5)	(137.9)
Gain on extinguishment of debt	—	—	9.0	—
Income (loss) from unconsolidated affiliates	4.4	1.1	5.0	(0.5)
Other income	0.3	0.1	0.5	0.1
Total other expense	(44.2)	(46.8)	(126.0)	(138.3)
Income (loss) before non-controlling interest and income taxes	29.2	20.1	75.4	(540.9)
Income tax provision	(0.5)	(2.6)	(0.7)	(1.3)
Net income (loss)	28.7	17.5	74.7	(542.2)
Net income (loss) attributable to non-controlling interest	3.2	(1.3)	1.5	(5.6)
Net income (loss) attributable to EnLink Midstream Partners, LP	$25.5	$18.8	$73.2	$(536.6)
General partner interest in net income	$10.6	$10.8	$27.3	$28.8
Limited partners’ interest in net loss attributable to EnLink Midstream Partners, LP	$(8.6)	$(11.4)	$(18.4)	$(602.1)
Class C partners’ interest in net loss attributable to EnLink Midstream Partners, LP	$—	$—	$—	$(12.5)
Series B preferred interest in net income attributable to EnLink Midstream Partners, LP	$22.8	$19.4	$63.6	$49.2
Series C preferred interest in net income attributable to EnLink Midstream Partners, LP	$0.7	$—	$0.7	$—
Net loss attributable to EnLink Midstream Partners, LP per limited partners’ unit:
Basic common unit	$(0.02)	$(0.03)	$(0.05)	$(1.82)
Diluted common unit	$(0.02)	$(0.03)	$(0.05)	$(1.82)

(1)
Includes related party cost of sales of $47.3 million and $33.7 million for the three months ended September 30, 2017 and 2016, respectively, and $126.9 million and $126.0 million for the nine months ended September 30, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$28.7	$17.5	$74.7	$(542.2)
Loss on designated cash flow hedge	—	—	(2.2)	—
Comprehensive income (loss)	28.7	17.5	72.5	(542.2)
Comprehensive income (loss) attributable to non-controlling interest	3.2	(1.3)	1.5	(5.6)
Comprehensive income (loss) attributable to EnLink Midstream Partners, LP	$25.5	$18.8	$71.0	$(536.6)

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP
Consolidated Statement of Changes in Partners’ Equity
Nine Months Ended September 30, 2017
(In millions)

	Common Units		Series B Preferred Units		Series C Preferred Units		General Partner Interest		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	Units	$	Units	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2016	$3,193.2	342.9	$794.0	53.2	$—	$—	$209.1	1.6	$—	$444.1	$4,640.4	$5.2
Issuance of common units	92.3	5.3	—	—	—	—	—	—	—	—	92.3	—
Issuance of Series C Preferred Units	—	—	—	—	393.7	0.4	—	—	—	—	393.7	—
Conversion of restricted units for common units, net of units withheld for taxes	(5.2)	0.6	—	—	—	—	—	—	—	—	(5.2)	—
Unit-based compensation	17.1	—	—	—	—	—	17.1	—	—	—	34.2	—
Contribution from Devon	1.3	—	—	—	—	—	—	—	—	—	1.3	—
Distributions	(406.4)	—	—	3.4	—	—	(45.9)	—	—	—	(452.3)	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	105.5	105.5	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(16.4)	(16.4)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(0.6)
Unrealized loss on derivatives	—	—	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Net income (loss)	(18.4)	—	63.6	—	0.7	—	27.3	—	—	1.5	74.7	—
Balance, September 30, 2017	$2,873.9	348.8	$857.6	56.6	$394.4	0.4	$207.6	1.6	$(2.2)	$534.7	$4,866.0	$4.6

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$74.7	$(542.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	8.8	566.3
Depreciation and amortization	407.1	373.0
(Gain) loss on disposition of assets	0.8	(2.9)
Non-cash unit-based compensation	38.7	22.5
Loss on derivatives recognized in net income (loss)	1.1	6.6
Gain on extinguishment of debt	(9.0)	—
Cash settlements on derivatives	(5.9)	9.5
Amortization of debt issue costs	2.8	2.6
Amortization on net discount of notes and installment payable	18.8	36.9
Redeemable non-controlling interest expense	—	0.3
(Income) loss from unconsolidated affiliates	(5.0)	0.5
Other	4.4	0.8
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, accrued revenue and other	(56.9)	(17.6)
Natural gas and NGLs inventory, prepaid expenses and other	(48.6)	3.6
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	101.2	49.3
Net cash provided by operating activities	533.0	509.2
Cash flows from investing activities, net of assets acquired and liabilities assumed:
Additions to property and equipment	(662.5)	(423.7)
Proceeds from insurance settlement	0.2	0.3
Acquisition of business, net of cash acquired	—	(769.3)
Proceeds from sale of unconsolidated affiliate investment	189.7	—
Proceeds from sale of property	1.8	4.7
Investment in unconsolidated affiliates	(11.8)	(45.0)
Distribution from unconsolidated affiliates in excess of earnings	7.3	51.6
Net cash used in investing activities	(475.3)	(1,181.4)
Cash flows from financing activities:
Proceeds from borrowings	2,151.9	1,629.3
Payments on borrowings	(1,940.3)	(1,469.2)
Payment of installment payable for EnLink Oklahoma T.O. acquisition	(250.0)	—
Payments on capital lease obligations	(2.1)	(3.2)
Debt financing costs	(5.5)	(4.6)
Conversion of restricted units, net of units withheld for taxes	(5.2)	(1.2)
Proceeds from issuance of common units	92.3	110.6
Proceeds from exercise of Partnership unit options	0.1	—
Proceeds from issuance of Series B Preferred Units	—	724.1
Proceeds from issuance of Series C Preferred Units	393.7	—
Distributions to non-controlling interests	(17.0)	(5.6)
Contributions by non-controlling interests, including contributions from affiliates of $59.3 and $27.9, respectively	105.5	179.4
Distribution to partners	(452.3)	(430.7)
Mandatorily redeemable non-controlling interest	—	(4.0)
Contribution from Devon	1.3	1.4
Net cash provided by financing activities	72.4	726.3
Net increase in cash and cash equivalents	130.1	54.1
Cash and cash equivalents, beginning of period	11.6	5.9
Cash and cash equivalents, end of period	$141.7	$60.0
Cash paid for interest	$93.2	$70.4
Cash paid for income taxes	$3.6	$2.5

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements
September 30, 2017
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

EnLink Midstream GP, LLC, a Delaware limited liability company, is our general partner. Our general partner manages our operations and activities. Our general partner is an indirect, wholly-owned subsidiary of EnLink Midstream, LLC (“ENLC”). ENLC’s units are traded on the New York Stock Exchange under the symbol “ENLC.” Devon Energy Corporation (“Devon”) owns ENLC’s managing member and common units representing approximately 64% of the outstanding limited liability company interests in ENLC.

(b)	Nature of Business

We primarily focus on providing midstream energy services, including gathering, transmission, processing, fractionation, storage, condensate stabilization, brine services and marketing to producers of natural gas, NGLs, crude oil and condensate.

We connect the wells of producers in our market areas to our gathering systems, which consist of networks of pipelines that collect natural gas from points near producing wells and transport it to our processing plants or to larger pipelines for further transmission. We operate processing plants that remove NGLs from the natural gas stream, which is transported to the plants by our own gathering systems or by major interstate and intrastate pipelines. In conjunction with our gathering and processing business, we may purchase natural gas and NGLs from producers and other supply sources and sell that natural gas or NGLs to utilities, industrial consumers, other markets and pipelines. Our transmission pipelines receive natural gas from our gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines.

Our fractionators separate NGLs into separate purity products, including ethane, propane, iso-butane, normal butane and natural gasoline. Our fractionators receive NGLs through our transmission lines that transport NGLs from east Texas and from our south Louisiana processing plants. We also have agreements pursuant to which third parties transport NGLs from our west Texas and central Oklahoma operations to our NGL transmission lines that transport the NGLs to our fractionators. In addition, we have NGL storage capacity to provide storage for customers.

We also provide a variety of crude oil and condensate services, which include crude oil and condensate gathering and transmission via pipelines, barges, rail and trucks, condensate stabilization and brine disposal. We have crude oil and condensate terminal facilities that provide market access for crude oil and condensate producers.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects related to the accounting for share-based payment transactions. Effective January 1, 2017, we adopted ASU 2016-09. We prospectively adopted the guidance that requires excess tax benefits and deficiencies be recognized on the income statement. The cash flow statement guidance requires the presentation of excess tax benefits and deficiencies as an operating activity and the presentation of cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity, and this treatment is consistent with our historical accounting treatment. Finally, we elected to estimate the number of awards that are expected to vest, which is consistent with our historical accounting treatment. The adoption of the new guidance did not materially affect the consolidated statements of operations for the three and nine months ended September 30, 2017.

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

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which established ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 will replace existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 will also require significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which updated ASU 2014-09. ASU 2016-12 clarifies certain core recognition principles, including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and are to be applied using the modified retrospective or full retrospective transition methods, with early application permitted for annual reporting periods beginning after December 15, 2016. We will adopt ASC 606 using the modified retrospective method for annual and interim reporting periods beginning January 1, 2018.

We have aggregated and reviewed our contracts that are within the scope of ASC 606. Based on our evaluation to date, we do not anticipate the adoption of ASC 606 will have a material impact on our results of operations, financial condition or cash flows. However, ASC 606 will affect how certain transactions are recorded in the financial statements. For each contract with a customer, we will need to identify our performance obligations, of which the identification includes careful evaluation of when control and the economic benefits of the commodities transfer from our customer to us. The evaluation of control will change the way we account for certain transactions, specifically those in which there is both a commodity purchase component and a service component. For contracts where control of commodities transfers to us before we perform our services, we generally have no performance obligation for our services, and accordingly, we will not consider these revenue-generating contracts. Based on that determination, all fees or fee-equivalent deductions stated in such contracts would reduce the cost to purchase commodities. Alternatively, for contracts where control of commodities transfers to us after we perform our services, we have performance obligations for our services. Accordingly, we will consider the satisfaction of these performance obligations as revenue-generating and recognize these fees as midstream service revenues at the time we satisfy our performance obligations. For contracts where control of commodities never transfers to us and we simply earn a fee for our services, we will recognize these fees as midstream services revenues at the time we satisfy our performance obligations. Based on our review of our performance obligations in our contracts with customers, we will change the statement of operations classification for certain transactions from revenue to cost of sales or from cost of sales to revenue. This reclassification of revenues and costs will have no effect on operating income.

Our performance obligations represent promises to transfer a series of distinct goods or services that are satisfied over time and that are substantially the same to the customer. As permitted by ASC 606, we will utilize the practical expedient that allows an entity to recognize revenue in the amount to which the entity has a right to invoice if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Accordingly, ASC 606 will not significantly affect the timing of income and expense on the statement of operations, and we will continue to recognize revenue at the time commodities are delivered or services are performed.

Based on the disclosure requirements of ASC 606, upon adoption, we expect to provide expanded disclosures relating to our revenue recognition policies and how these relate to our revenue-generating contractual performance obligations. In addition, we expect to present revenues disaggregated based on the type of good or service in order to more fully depict the nature of our revenues.

(d)    Property & Equipment

Impairment Review. We evaluate our property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment loss is recognized equal to the excess of the asset’s carrying value over its fair value. For the nine months ended September 30, 2017, we recognized impairments of $8.8 million, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(e) Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss), which consists of the effective portion of gains or losses on derivative financial instruments that qualify as cash flow hedges pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). For the three and nine months ended September 30, 2017, we reclassified an immaterial amount of losses from accumulated other comprehensive income (loss) to earnings. For additional information, see “Note 11—Derivatives.”

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

The first installment of approximately $1.02 billion was funded by (a) approximately $783.6 million in cash paid by ENLK, which was primarily derived from the issuance of Series B Cumulative Convertible Preferred Units (“Series B Preferred Units”), (b) 15,564,009 common units representing limited liability company interests in ENLC issued directly by ENLC and (c) approximately $22.2 million in cash paid by ENLC. The transaction was accounted for using the acquisition method.

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

We incurred a total of $4.1 million of direct transaction costs, of which $3.7 million was recognized as expense for the nine months ended September 30, 2016. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

For the three and nine months ended September 30, 2016, we recognized $77.3 million and $149.5 million of revenues, respectively, and $4.4 million and $27.9 million of net loss, respectively, related to the assets acquired.

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

During February 2016, we determined that weakness in the overall energy sector, driven by low commodity prices, together with a decline in our unit price, caused a change in circumstances warranting an interim impairment test. Based on these triggering events, we performed a goodwill impairment analysis in the first quarter of 2016 on all reporting units. Based on this analysis, a goodwill impairment loss for our Texas and Crude and Condensate reporting units in the amount of $566.3 million was recognized in the first quarter of 2016 and is included as an impairment loss on the consolidated statement of operations for the nine months ended September 30, 2016. We concluded that the fair value of our Oklahoma reporting unit exceeded its carrying value, and the amount of goodwill disclosed on the consolidated balance sheet associated with this reporting unit is recoverable. Therefore, no goodwill impairment was identified or recorded for this reporting unit as a result of our goodwill impairment analysis.

During the first quarter of 2017, we elected to early adopt ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350. Although no goodwill impairment tests were required during the nine months ended September 30, 2017, we will perform future goodwill impairment tests according to ASU 2017-04. For additional information, see “Note 2—Significant Accounting Policies.”

Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years.

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nine Months Ended September 30, 2017
Customer relationships, beginning of period	$1,795.8	$(171.6)	$1,624.2
Amortization expense	—	(96.2)	(96.2)
Customer relationships, end of period	$1,795.8	$(267.8)	$1,528.0

The weighted average amortization period is 15.0 years. Amortization expense was approximately $31.2 million and $29.9 million for the three months ended September 30, 2017 and 2016, respectively, and $96.2 million and $87.4 million for the nine months ended September 30, 2017 and 2016, respectively.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2017 (remaining)	$30.8
2018	123.4
2019	123.4
2020	123.4
2021	123.4
Thereafter	1,003.6
Total	$1,528.0

(5) Related Party Transactions

We engage in various transactions with Devon and other related parties. For the three and nine months ended September 30, 2017, Devon accounted for 15.0% and 15.4% of our revenues, respectively, and for the three and nine months ended September 30, 2016, Devon accounted for 18.9% and 19.4% of our revenues, respectively. We had an accounts receivable balance related to transactions with Devon of $121.5 million at September 30, 2017 and $100.2 million at December 31, 2016. Additionally, we had an accounts payable balance related to transactions with Devon of $36.8 million at September 30, 2017 and $10.4 million at December 31, 2016. Management believes these transactions are executed on terms that are fair and reasonable and are consistent with terms for transactions with unrelated third parties. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(6) Long-Term Debt

As of September 30, 2017 and December 31, 2016, long-term debt consisted of the following (in millions):

	September 30, 2017			December 31, 2016
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Partnership credit facility due 2020 (1)	$—	$—	$—	$120.0	$—	$120.0
2.70% Senior unsecured notes due 2019	400.0	(0.2)	399.8	400.0	(0.3)	399.7
7.125% Senior unsecured notes due 2022	—	—	—	162.5	16.0	178.5
4.40% Senior unsecured notes due 2024	550.0	2.3	552.3	550.0	2.5	552.5
4.15% Senior unsecured notes due 2025	750.0	(1.0)	749.0	750.0	(1.1)	748.9
4.85% Senior unsecured notes due 2026	500.0	(0.6)	499.4	500.0	(0.7)	499.3
5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
5.05% Senior unsecured notes due 2045	450.0	(6.5)	443.5	450.0	(6.6)	443.4
5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	—	—	—
Debt classified as long-term	$3,500.0	$(6.3)	$3,493.7	$3,282.5	$9.6	$3,292.1
Debt issuance cost (2)			(26.9)			(24.1)
Long-term debt, net of unamortized issuance cost			$3,466.8			$3,268.0

(1)	Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 2.3% at December 31, 2016.

(2)	Net of amortization of $11.0 million and $8.3 million at September 30, 2017 and December 31, 2016, respectively.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Borrowings under our credit facility bear interest at our option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin (ranging from 1.00% to 1.75%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from zero percent to 0.75%). The applicable margins vary depending on our credit rating. If we breach certain covenants governing our credit facility, amounts outstanding under our credit facility, if any, may become due and payable immediately. At September 30, 2017, we were in compliance and expect to be in compliance with the covenants in our credit facility for at least the next twelve months.

As of September 30, 2017, there were $9.2 million in outstanding letters of credit and no outstanding borrowings under our credit facility, leaving approximately $1.5 billion available for future borrowing.

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

Redemption of Senior Unsecured Notes due 2022

On June 1, 2017, we redeemed $162.5 million in aggregate principal amount of our 7.125% senior unsecured notes (the “2022 Notes”) at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174.1 million, which resulted in a gain on extinguishment of debt of $9.0 million for the nine months ended September 30, 2017.

(7) Partners' Capital

(a)	Issuance of Common Units

In November 2014, we entered into an Equity Distribution Agreement (the “2014 EDA”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Raymond James & Associates, Inc. and RBC Capital Markets, LLC to sell up to $350.0 million in aggregate gross sales of our common units from time to time through an “at the market” equity offering program.

In August 2017, we ceased trading under the 2014 EDA and entered into an Equity Distribution Agreement (the “2017 EDA”) with UBS Securities LLC, Barclays Capital Inc., BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (collectively, the “Sales Agents”) to sell up to $600.0 million in aggregate gross sales of our common units from time to time through an “at the market” equity offering program. We may also sell common units to any Sales Agent as principal for the Sales Agent’s own account at a price agreed upon at the time of sale. We have no obligation to sell any of the common units under the 2017 EDA and may at any time suspend solicitation and offers under the 2017 EDA.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

For the nine months ended September 30, 2017, we sold an aggregate of approximately 5.3 million common units under the 2014 EDA and 2017 EDA, generating proceeds of approximately $92.3 million (net of approximately $0.9 million of commissions and $0.2 million of registration fees). We used the net proceeds for general partnership purposes. As of September 30, 2017, approximately $580.1 million remains available to be issued under the 2017 EDA.

(b) Series B Preferred Units

In January 2016, we issued an aggregate of 50,000,000 Series B Preferred Units representing our limited partner interests to Enfield Holdings, L.P. (“Enfield”) in a private placement for a cash purchase price of $15.00 per Series B Preferred Unit (the “Issue Price”), resulting in net proceeds of approximately $724.1 million after fees and deductions. Proceeds from the private placement were used to partially fund our portion of the purchase price payable in connection with the acquisition of our EnLink Oklahoma T.O. assets. Affiliates of the Goldman Sachs Group, Inc. and affiliates of TPG Global, LLC own interests in the general partner of Enfield. The Series B Preferred Units are convertible into our common units on a one-for-one basis, subject to certain adjustments (a) in full, at our option, if the volume weighted average price of a common unit over the 30-trading day period ending two trading days prior to the conversion date (the “Conversion VWAP”) is greater than 150% of the Issue Price or (b) in full or in part, at Enfield’s option. In addition, upon certain events involving a change of control of our general partner or the managing member of ENLC, all of the Series B Preferred Units will automatically convert into a number of common units equal to the greater of (i) the number of common units into which the Series B Preferred Units would then convert and (ii) the number of Series B Preferred Units to be converted multiplied by an amount equal to (x) 140% of the Issue Price divided by (y) the Conversion VWAP.

For the quarter ended March 31, 2016 through the quarter ended June 30, 2017, Enfield received a quarterly distribution equal to an annual rate of 8.5% on the Issue Price payable in-kind in the form of additional Series B Preferred Units. For the quarter ended September 30, 2017 and each subsequent quarter, Enfield is entitled to receive a quarterly distribution, subject to certain adjustments, equal to an annual rate of 7.5% on the Issue Price payable in cash (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) an amount equal to (i) the excess, if any, of the distribution that would have been payable had the Series B Preferred Units converted into common units over the Cash Distribution Component, divided by (ii) the Issue Price.

A summary of the distribution activity relating to the Series B Preferred Units for the nine months ended September 30, 2017 and 2016 is provided below:

Declaration period	Distribution paid-in kind (1)	Cash Distribution (in millions)	Date paid/payable
2017
Fourth Quarter of 2016	1,130,131	$—	February 13, 2017
First Quarter of 2017	1,154,147	$—	May 12, 2017
Second Quarter of 2017	1,178,672	$—	August 11, 2017
Third Quarter of 2017	410,681	$15.9	November 13, 2017

2016
First Quarter of 2016	992,445	$—	May 12, 2016
Second Quarter of 2016	1,083,589	$—	August 11, 2016
Third Quarter of 2016	1,106,616	$—	November 10, 2016

(1)	Represents distributions paid or payable on the Series B Preferred Units through issuance of additional Series B Preferred Units.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(c)	Issuance of Series C Preferred Units

In September 2017, we issued 400,000 Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series C Preferred Units”) representing our limited partner interests at a price to the public of $1,000 per unit. We used the net proceeds of $393.7 million for capital expenditures, general partnership purposes and to repay borrowings under our credit facility. The Series C Preferred Units represent perpetual equity interests in us and, unlike our indebtedness, will not give rise to a claim for payment of a principal amount at a particular date. As to the payment of distributions and amounts payable on a liquidation event, the Series C Preferred Units rank senior to our common units and to each other class of limited partner interests or other equity securities established after the issue date of the Series C Preferred Units that is not expressly made senior or on parity with the Series C Preferred Units. The Series C Preferred Units will rank junior to the Series B Preferred Units with respect to the payment of distributions, and junior to the Series B Preferred Units and all current and future indebtedness with respect to amounts payable upon a liquidation event. Income is allocated to the Series C Preferred Units in an amount equal to the earned distributions for the respective reporting period.

At any time on or after December 15, 2022, we may redeem, at our option, in whole or in part, the Series C Preferred Units at a redemption price in cash equal to $1,000 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions, whether or not declared. We may undertake multiple partial redemptions. In addition, at any time within 120 days after the conclusion of any review or appeal process instituted by us following certain rating agency events, we may redeem, at our option, the Series C Preferred Units in whole at a redemption price in cash per unit equal to $1,020 plus an amount equal to all accumulated and unpaid distributions, whether or not declared.

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September and December of each year, in each case, if and when declared by our general partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%.

(d)	Common Unit Distributions

Unless restricted by the terms of our credit facility and/or the indentures governing our unsecured senior notes, we must make distributions of 100% of available cash, as defined in our partnership agreement, within 45 days following the end of each quarter. Distributions are made to our general partner in accordance with its current percentage interest with the remainder to the common unitholders, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. Our general partner is not entitled to incentive distributions with respect to (i) distributions on the Series B Preferred Units until such units convert into common units or (ii) the Series C Preferred Units.

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

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the distribution activity relating to the common units for the nine months ended September 30, 2017 and 2016 is provided below:

Declaration period	Distribution/unit	Date paid/payable
2017
Fourth Quarter of 2016	$0.39	February 13, 2017
First Quarter of 2017	$0.39	May 12, 2017
Second Quarter of 2017	$0.39	August 11, 2017
Third Quarter of 2017	$0.39	November 13, 2017

2016
Fourth Quarter of 2015	$0.39	February 11, 2016
First Quarter of 2016	$0.39	May 12, 2016
Second Quarter of 2016	$0.39	August 11, 2016
Third Quarter of 2016	$0.39	November 11, 2016

(e)	Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per limited partner units for the periods presented (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Limited partners’ interest in net loss	$(8.6)	$(11.4)	$(18.4)	$(602.1)
Distributed earnings allocated to:
Common units (1) (2)	$135.7	$131.5	$405.0	$387.0
Unvested restricted units (1) (2)	1.1	0.9	3.0	2.6
Total distributed earnings	$136.8	$132.4	$408.0	$389.6
Undistributed loss allocated to:
Common units	$(144.3)	$(142.8)	$(423.3)	$(985.1)
Unvested restricted units	(1.1)	(1.0)	(3.1)	(6.6)
Total undistributed loss	$(145.4)	$(143.8)	$(426.4)	$(991.7)
Net loss allocated to:
Common units	$(8.6)	$(11.3)	$(18.3)	$(598.1)
Unvested restricted units	—	(0.1)	(0.1)	(4.0)
Total limited partners’ interest in net loss	$(8.6)	$(11.4)	$(18.4)	$(602.1)
Basic and diluted net loss per unit:
Basic	$(0.02)	$(0.03)	$(0.05)	$(1.82)
Diluted	$(0.02)	$(0.03)	$(0.05)	$(1.82)

(1)
For the three months ended September 30, 2017 and 2016, distributed earnings included a declared distribution of $0.39 per unit payable on November 13, 2017 and a distribution of $0.39 per unit paid on November 11, 2016, respectively.

(2)
For the nine months ended September 30, 2017, distributed earnings included a declared distribution of 0.39 per unit payable on November 13, 2017 and distributions of $0.39 per unit paid on August 11, 2017 and $0.39 per unit paid on May 12, 2017. For the nine months ended September 30, 2016, distributed earnings included distributions of $0.39 per unit paid on November 11, 2016, $0.39 per unit paid on August 11, 2016 and $0.39 per unit paid on May 12, 2016.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average units outstanding:
Weighted average limited partner basic common units outstanding (1)	347.9	337.2	346.1	330.8

Diluted weighted average units outstanding:
Weighted average limited partner basic common units outstanding (1)	347.9	337.2	346.1	330.8
Dilutive effect of non-vested restricted units (2)	—	—	—	—
Dilutive effect of convertible Series B Preferred Units (2)	—	—	—	—
Total weighted average limited partner diluted common units outstanding	347.9	337.2	346.1	330.8

(1)
For the three and nine months ended September 30, 2016, weighted average limited partner basic common units outstanding included the weighted average impact of 3,645,688 Class C Common Units that converted into common units on May 13, 2016.

(2)	All common unit equivalents were antidilutive for the three and nine months ended September 30, 2017 and 2016 because the limited partners were allocated a net loss.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented.

Net income is allocated to our general partner in an amount equal to its incentive distribution rights as described in (d) above. Our general partner’s share of net income consists of incentive distribution rights to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units and the percentage interest of our net income adjusted for ENLC’s unit-based compensation specifically allocated to our general partner. The net income allocated to our general partner is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income allocation for incentive distributions	$14.8	$14.4	$44.1	$42.4
Unit-based compensation attributable to ENLC’s restricted units	(4.2)	(3.6)	(16.9)	(11.2)
General partner share of net income (loss)	—	—	0.1	(2.4)
General partner interest in net income	$10.6	$10.8	$27.3	$28.8

(8) Asset Retirement Obligations

The schedule below summarizes the changes in our asset retirement obligations (in millions):

Nine Months Ended September 30, 2017
Balance, beginning of period	$13.5
Accretion expense	0.5
Balance, end of period	$14.0

Asset retirement obligations of $14.0 million and $13.5 million were included in “Asset retirement obligations” as non-current liabilities on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(9) Investment in Unconsolidated Affiliates

Our unconsolidated investments consisted of:

•	a contractual right to the economic benefits and burdens associated with Devon’s 38.75% ownership interest in Gulf Coast Fractionators (“GCF”) at September 30, 2017 and December 31, 2016;

•
an approximate 30% ownership in Cedar Cove Midstream LLC (the “Cedar Cove JV”) at September 30, 2017 and December 31, 2016. On November 9, 2016, we formed the Cedar Cove JV with Kinder Morgan, Inc., which consists of gathering and compression assets in Blaine County, Oklahoma, the heart of the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties play; and

•	an approximate 31% common unit ownership interest in Howard Energy Partners (“HEP”) at December 31, 2016, which was sold in March 2017 for aggregate net proceeds of $189.7 million.

The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gulf Coast Fractionators
Contributions	$—	$—	$—	$—
Distributions	$3.5	$0.9	$10.6	$4.4
Equity in income	$4.5	$2.2	$8.5	$1.1

Howard Energy Partners
Contributions (1)	$—	$3.2	$—	$45.0
Distributions (2)	$—	$36.5	$—	$47.9
Equity in loss (3)	$—	$(1.1)	$(3.4)	$(1.6)

Cedar Cove JV
Contributions	$1.5	$—	$11.8	$—
Distributions	$0.5	$—	$0.8	$—
Equity in loss	$(0.1)	$—	$(0.1)	$—

Total
Contributions (1)	$1.5	$3.2	$11.8	$45.0
Distributions (2)	$4.0	$37.4	$11.4	$52.3
Equity in income (loss) (3)	$4.4	$1.1	$5.0	$(0.5)

(1)
Contributions for the three and nine months ended September 30, 2016 included $3.2 million and $32.7 million, respectively, of contributions to HEP for preferred units issued by HEP, which were redeemed during the third quarter of 2016.

(2)	Distributions for the three and nine months ended September 30, 2016 included a redemption of $32.7 million of preferred units issued by HEP.

(3)	Includes a loss of $3.4 million for the nine months ended September 30, 2017 from the sale of our HEP interests.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table shows the balances related to our investment in unconsolidated affiliates as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Gulf Coast Fractionators	$46.4	$48.5
Howard Energy Partners	—	193.1
Cedar Cove JV	39.7	28.8
Total investment in unconsolidated affiliates	$86.1	$270.4

(10) Employee Incentive Plans

(a)	Long-Term Incentive Plans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of unit-based compensation charged to general and administrative expense	$7.3	$5.7	$28.3	$17.5
Cost of unit-based compensation charged to operating expense	2.8	1.6	10.4	5.0
Total unit-based compensation expense	$10.1	$7.3	$38.7	$22.5

(b)	EnLink Midstream Partners, LP Restricted Incentive Units

ENLK restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of the common units on such date. A summary of the restricted incentive unit activity for the nine months ended September 30, 2017 is provided below:

	Nine Months Ended September 30, 2017
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,024,820	$19.05
Granted (1)	859,595	18.41
Vested (1)(2)	(851,753)	25.90
Forfeited	(32,225)	16.28
Non-vested, end of period	2,000,437	$15.91
Aggregate intrinsic value, end of period (in millions)	$33.5

(1)
Restricted incentive units typically vest at the end of three years. In March 2017, we granted 262,288 restricted incentive units with a fair value of $5.1 million to officers and certain employees as bonus payments for 2016, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.

(2)	Vested units included 273,848 units withheld for payroll taxes paid on behalf of employees.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and nine months ended September 30, 2017 and 2016 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EnLink Midstream Partners, LP Restricted Incentive Units:	2017	2016	2017	2016
Aggregate intrinsic value of units vested	$0.6	$0.3	$16.3	$4.1
Fair value of units vested	$1.1	$0.5	$22.1	$9.5

As of September 30, 2017, there was $14.6 million of unrecognized compensation cost related to non-vested ENLK restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

(c)	EnLink Midstream Partners, LP Performance Units

For the nine months ended September 30, 2017, our general partner and EnLink Midstream Manager, LLC, the managing member of ENLC, granted performance awards under the GP Plan and the LLC Plan, respectively. The performance award agreements provide that the vesting of restricted incentive units granted thereunder is dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. The performance award agreements contemplate that the Peer Companies for an individual performance award (the “Subject Award”) are the companies comprising the Alerian MLP Index for Master Limited Partnerships (“AMZ”), excluding ENLK and ENLC (collectively, “EnLink”), on the grant date for the Subject Award. The performance units will vest based on the percentile ranking of the average of ENLK’s and ENLC’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies.

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

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents a summary of the performance units:

	Nine Months Ended September 30, 2017
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	408,637	$18.27
Granted	176,648	25.73
Forfeited	—	—
Non-vested, end of period	585,285	$20.52
Aggregate intrinsic value, end of period (in millions)	$9.8

As of September 30, 2017, there was $5.9 million of unrecognized compensation cost that related to non-vested ENLK performance units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

(d)	EnLink Midstream, LLC Restricted Incentive Units

ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of the ENLC common units on such date. A summary of the restricted incentive unit activity for the nine months ended September 30, 2017 is provided below:

	Nine Months Ended September 30, 2017
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,897,298	$19.96
Granted (1)	817,201	19.24
Vested (1)(2)	(775,973)	28.28
Forfeited	(31,636)	16.53
Non-vested, end of period	1,906,890	$16.32
Aggregate intrinsic value, end of period (in millions)	$32.9

(1)
Restricted incentive units typically vest at the end of three years. In March 2017, ENLC granted 258,606 restricted incentive units with a fair value of $5.0 million to officers and certain employees as bonus payments for 2016, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.

(2)	Vested units included 238,312 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and nine months ended September 30, 2017 and 2016 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EnLink Midstream, LLC Restricted Incentive Units:	2017	2016	2017	2016
Aggregate intrinsic value of units vested	$0.6	$0.3	$15.2	$4.1
Fair value of units vested	$1.1	$0.6	$21.9	$12.4

As of September 30, 2017, there was $14.2 million of unrecognized compensation cost related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted-average period of 1.8 years.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(e)	EnLink Midstream, LLC’s Performance Units

For the nine months ended September 30, 2017, ENLC granted performance awards under the LLC Plan. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units range from zero to 200% of the units granted depending on the EnLink TSR as compared to the TSR of the Peer Companies on the vesting date. The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of ENLC’s common units and the designated peer group securities; (iii) an estimated ranking of ENLC among the designated peer group and (iv) the distribution yield. The fair value of the performance unit on the date of grant is expensed over a vesting period of approximately three years. The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

EnLink Midstream, LLC Performance Units:	March 2017
Beginning TSR Price	$18.29
Risk-free interest rate	1.62%
Volatility factor	52.07%
Distribution yield	5.4%

 The following table presents a summary of the performance units:

	Nine Months Ended September 30, 2017
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	384,264	$19.30
Granted	164,575	28.77
Forfeited	—	—
Non-vested, end of period	548,839	$22.14
Aggregate intrinsic value, end of period (in millions)	$9.5

As of September 30, 2017, there was $6.0 million of unrecognized compensation cost that related to non-vested ENLC performance units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

In May 2017, we entered into an interest rate swap in connection with the issuance of the 2047 Notes. In accordance with ASC 815, we designated this swap as a cash flow hedge. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated other comprehensive loss on the consolidated balance sheets. We will amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. There was no ineffectiveness related to the hedge. We have no open interest rate swap positions as of September 30, 2017. In addition, the settlement loss is included as an operating cash outflow on the consolidated statements of cash flows.

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

For the three and nine months ended September 30, 2017, we amortized an immaterial amount of the settlement loss into interest expense from accumulated other comprehensive income (loss). We expect to recognize $0.1 million of interest expense out of accumulated other comprehensive income (loss) over the next twelve months.

In July 2016, we entered into an interest rate swap in connection with the issuance of the 4.85% senior unsecured notes due 2026. We did not designate this swap as a cash flow hedge. Upon settlement of the interest rate swap in July 2016, we recorded the associated $0.4 million gain on settlement in other income (expense) in the consolidated statements of operations for the three and nine months ended September 30, 2016.

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

The components of gain (loss) on derivative activity on the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in fair value of derivatives	$(3.3)	$(1.6)	$3.8	$(16.0)
Realized gain (loss) on derivatives	(2.2)	1.1	(4.9)	9.4
Loss on derivative activity	$(5.5)	$(0.5)	$(1.1)	$(6.6)

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	September 30, 2017	December 31, 2016
Fair value of derivative assets — current	$4.6	$1.3
Fair value of derivative assets — long-term	0.1	—
Fair value of derivative liabilities — current	(7.2)	(7.6)
Net fair value of derivatives	$(2.5)	$(6.3)

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

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Set forth below are the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at September 30, 2017 (in millions). The remaining term of the contracts extend no later than October 2018.

		September 30, 2017
Commodity	Instruments	Unit	Volume	Fair Value
NGL (short contracts)	Swaps	Gallons	(35.8)	$(4.9)
NGL (long contracts)	Swaps	Gallons	25.1	1.9
Natural Gas (short contracts)	Swaps	MMBtu	(20.5)	1.3
Natural Gas (long contracts)	Swaps	MMBtu	23.2	(0.7)
Condensate (short contracts)	Swaps	MMbbls	0.1	(0.1)
Total fair value of derivatives				$(2.5)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. We have entered into Master International Swaps and Derivatives Association Agreements (“ISDAs”) that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing swap contracts, our maximum loss of $4.7 million as of September 30, 2017 would be reduced to $1.7 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	September 30, 2017	December 31, 2016
Commodity Swaps (1)	$(2.5)	$(6.3)
Total	$(2.5)	$(6.3)

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
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$3,466.8	$3,564.7	$3,268.0	$3,225.8
Installment Payables	$243.0	$243.7	$473.2	$476.6
Obligations under capital lease	$4.4	$3.7	$6.6	$6.1

(1)
The carrying value of long-term debt is reduced by debt issuance costs of $26.9 million and $24.1 million at September 30, 2017 and December 31, 2016, respectively. The respective fair values do not factor in debt issuance costs.

The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

We had no outstanding borrowings under our credit facility as of September 30, 2017 and $120.0 million of outstanding borrowings under our credit facility as of December 31, 2016. As borrowings under our credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under our credit facility. As of September 30, 2017 and December 31, 2016, we had total borrowings under senior unsecured notes of $3.5 billion and $3.1 billion, respectively, maturing between 2019 and 2047 with fixed interest rates ranging from 2.7% to 5.6% and 2.7% to 7.1%, respectively. The fair values of all senior unsecured notes and installment payables as of September 30, 2017 and December 31, 2016 were based on Level 2 inputs from third-party market quotations. The fair values of obligations under capital leases were calculated using Level 2 inputs from third-party banks.

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

The operation of pipelines, plants and other facilities for the gathering, processing, transmitting, stabilizing, fractionating, storing or disposing of natural gas, NGLs, crude oil, condensate, brine and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner, partner or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, oil spill prevention, climate change, endangered species and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must account for compliance with environmental laws and regulations and safety standards. Federal, state, or local administrative decisions, developments in the federal or state court systems, or other governmental or judicial actions may influence the interpretation and enforcement of environmental laws and regulations and may thereby increase compliance costs. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our results of operations,

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

financial condition or cash flows. However, we cannot provide assurance that future events, such as changes in existing laws, regulations, or enforcement policies, the promulgation of new laws or regulations, or the discovery or development of new factual circumstances will not cause us to incur material costs. Environmental regulations have historically become more stringent over time and, thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation.

In the second quarter of 2017, we reached a settlement agreement with the Ohio Environmental Protection Agency with respect to the previously disclosed notices of violation (“NOVs”) relating to certain of our ORV operations that were previously operated by a joint venture partner. The settlement payment is not material to our results of operations, financial condition or cash flows.

On July 29, 2016, after concluding a multi-year internal environmental compliance assessment of our Louisiana operations, we commenced discussions with the Louisiana Department of Environmental Quality (“LDEQ”) relating to: (a) a global settlement to resolve environmental noncompliance discovered or investigated during our assessment involving several of our Louisiana facilities and (b) notices of potential violation and NOVs received from the LDEQ. We have taken appropriate measures to resolve all instances of noncompliance. In the third quarter of 2017, we reached a global settlement with the LDEQ pursuant to which we paid approximately $0.3 million.

As part of our ongoing environmental and regulatory compliance efforts, we discovered instances of non-compliance with certain environmental regulations at one of our north Texas plants and self-reported these matters to the Texas Commission on Environment Quality (“TCEQ”). On October 4, 2017, we received and accepted an Agreed Order from the TCEQ related to these instances of non-compliance. The final penalty assessed was not material to the results of our operations, financial condition or cash flows.

Finally, we continue to await a ruling from the Pipeline and Hazardous Materials Safety Administration regarding the notice of potential violation discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

(c)	Litigation Contingencies

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows.

In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies, seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans but was removed to the United States District Court for the Eastern District of Louisiana. The amount of damages is unspecified. Our subsidiary, EnLink LIG, LLC, is one of the named defendants as the owner of pipelines in the area. On February 13, 2015, the court granted defendants’ joint motion to dismiss and dismissed the plaintiff’s claims with prejudice. Plaintiffs appealed the matter to the United States Court of Appeals for the Fifth Circuit. On March 3, 2017, the Court of Appeals affirmed the district court’s dismissal of the plaintiff’s claims. On March 17, 2017, the plaintiff filed a petition for rehearing. On April 12, 2017, the Court of Appeals denied the plaintiffs petition for rehearing. On July 11, 2017, the plaintiffs filed a petition for appeal with the United States Supreme Court, which was denied on October 30, 2017.

We own and operate a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and underground storage reservoirs, resulting in damage to certain of our facilities. In order to recover our losses from responsible parties, we sued the operator of a failed cavern in the area, and its insurers, seeking recovery for these losses, as well as other parties we alleged contributed to the formation of the sinkhole. We also filed a claim with our insurers, which our insurers denied. We disputed the denial and sued our insurers. We have reached settlements regarding the entirety of our claims in both lawsuits. In August 2014, we received a partial settlement with respect to our claims in the amount of $6.1 million. We secured additional settlement payments in aggregate amounts of $17.5 million and $8.5 million in March 2017 and June 2017, respectively, which resulted in the recognition of “Gain on litigation settlement” on the consolidated statements of operations of $26.0 million for the nine months ended September 30, 2017.

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

Corporate assets consist primarily of cash, property and equipment, including software, for general corporate support, debt financing costs and unconsolidated affiliate investments in GCF and the Cedar Cove JV as of September 30, 2017 and December 31, 2016. As of December 31, 2016, our Corporate assets included our unconsolidated affiliate investment in HEP. In December 2016, we entered into an agreement to sell our ownership interest in HEP, and we finalized the sale in March 2017.

Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
Three Months Ended September 30, 2017
Product sales	$80.8	$642.3	$42.5	$291.1	$—	$1,056.7
Product sales—related parties	130.6	10.0	94.6	—	(199.9)	35.3
Midstream services	29.1	50.3	44.3	12.7	—	136.4
Midstream services—related parties	106.7	35.9	63.0	4.8	(35.4)	175.0
Cost of sales	(198.5)	(662.7)	(148.2)	(279.1)	235.3	(1,053.2)
Operating expenses	(41.1)	(24.8)	(17.1)	(19.1)	—	(102.1)
Loss on derivative activity	—	—	—	—	(5.5)	(5.5)
Segment profit (loss)	$107.6	$51.0	$79.1	$10.4	$(5.5)	$242.6
Depreciation and amortization	$(52.5)	$(29.3)	$(40.2)	$(11.7)	$(2.6)	$(136.3)
Impairments	$—	$—	$—	$(1.8)	$—	$(1.8)
Goodwill	$232.0	$—	$190.3	$—	$—	$422.3
Capital expenditures	$39.1	$7.5	$107.7	$13.3	$2.1	$169.7

Three Months Ended September 30, 2016
Product sales	$61.3	$430.9	$16.2	$262.6	$—	$771.0
Product sales—related parties	81.9	24.4	36.0	—	(99.2)	43.1
Midstream services	27.5	57.2	24.2	16.8	—	125.7
Midstream services—related parties	109.5	29.9	47.7	5.2	(27.0)	165.3
Cost of sales	(134.1)	(471.5)	(58.3)	(250.5)	126.2	(788.2)
Operating expenses	(42.9)	(23.5)	(12.6)	(19.0)	—	(98.0)
Loss on derivative activity	—	—	—	—	(0.5)	(0.5)
Segment profit (loss)	$103.2	$47.4	$53.2	$15.1	$(0.5)	$218.4
Depreciation and amortization	$(48.7)	$(28.8)	$(35.6)	$(10.7)	$(2.4)	$(126.2)
Goodwill	$232.0	$—	$190.3	$—	$—	$422.3
Capital expenditures	$51.8	$15.4	$58.3	$12.8	$8.6	$146.9

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
Nine Months Ended September 30, 2017
Product sales	$240.5	$1,735.5	$84.7	$913.2	$—	$2,973.9
Product sales—related parties	352.6	25.6	221.4	0.8	(493.1)	107.3
Midstream services	85.1	159.7	105.2	45.7	—	395.7
Midstream services—related parties	319.0	100.2	171.8	13.4	(96.8)	507.6
Cost of sales	(554.7)	(1,803.1)	(335.9)	(884.1)	589.9	(2,987.9)
Operating expenses	(127.9)	(74.8)	(45.9)	(60.2)	—	(308.8)
Loss on derivative activity	—	—	—	—	(1.1)	(1.1)
Segment profit (loss)	$314.6	$143.1	$201.3	$28.8	$(1.1)	$686.7
Depreciation and amortization	$(161.9)	$(86.8)	$(115.3)	$(35.8)	$(7.3)	$(407.1)
Impairments	$—	$—	$—	$(8.8)	$—	$(8.8)
Goodwill	$232.0	$—	$190.3	$—	$—	$422.3
Capital expenditures	$107.1	$55.8	$383.4	$64.4	$25.6	$636.3

Nine Months Ended September 30, 2016
Product sales	$165.7	$1,118.1	$32.9	$781.1	$—	$2,097.8
Product sales—related parties	191.9	47.0	69.1	1.1	(209.8)	99.3
Midstream services	78.1	165.1	57.3	48.0	—	348.5
Midstream services—related parties	331.7	68.1	134.4	14.4	(60.1)	488.5
Cost of sales	(329.0)	(1,199.1)	(109.2)	(739.4)	269.9	(2,106.8)
Operating expenses	(125.2)	(72.2)	(37.2)	(61.7)	—	(296.3)
Loss on derivative activity	—	—	—	—	(6.6)	(6.6)
Segment profit (loss)	$313.2	$127.0	$147.3	$43.5	$(6.6)	$624.4
Depreciation and amortization	$(143.6)	$(86.7)	$(104.2)	$(31.7)	$(6.8)	$(373.0)
Impairments	$(473.1)	$—	$—	$(93.2)	$—	$(566.3)
Goodwill	$232.0	$—	$190.3	$—	$—	$422.3
Capital expenditures	$132.3	$52.2	$190.6	$17.0	$15.4	$407.5

The table below represents information about segment assets as of September 30, 2017 and December 31, 2016 (in millions):

Segment Identifiable Assets:	September 30, 2017	December 31, 2016
Texas	$3,113.0	$3,142.6
Louisiana	2,395.5	2,349.3
Oklahoma	2,814.7	2,524.5
Crude and Condensate	847.2	836.8
Corporate	255.7	300.2
Total identifiable assets	$9,426.1	$9,153.4

ENLINK MIDSTREAM PARTNERS, LP
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table reconciles the segment profits reported above to the operating income (loss) as reported on the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment profits	$242.6	$218.4	$686.7	$624.4
General and administrative expenses	(30.0)	(28.3)	(94.6)	(90.6)
Gain (loss) on disposition of assets	(1.1)	3.0	(0.8)	2.9
Depreciation and amortization	(136.3)	(126.2)	(407.1)	(373.0)
Impairments	(1.8)	—	(8.8)	(566.3)
Gain on litigation settlement	—	—	26.0	—
Operating income (loss)	$73.4	$66.9	$201.4	$(402.6)

(15) Supplemental Cash Flow Information

The following schedule summarizes non-cash financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
Non-cash financing activities:	2017	2016
Installment payable, net of discount of $79.1 million (1)	$—	$420.9
Contribution from ENLC (2)	—	237.1

(1)
We incurred installment purchase obligations, net of discount, payable to the seller in connection with the EnLink Oklahoma T.O. assets. We paid the first installment on January 6, 2017 and will pay the final installment no later than January 7, 2018. See “Note 3—Acquisition” for further discussion.

(2)	Contribution from ENLC in connection with the acquisition of EnLink Oklahoma T.O. assets. See “Note 3—Acquisition” for further discussion.

(16) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

	September 30, 2017	December 31, 2016
Natural gas and NGLs inventory	$59.1	$17.4
Prepaid expenses and other	13.9	13.6
Natural gas and NGLs inventory, prepaid expenses and other	$73.0	$31.0

	September 30, 2017	December 31, 2016
Accrued interest	$64.7	$34.2
Accrued wages and benefits, including taxes	23.2	19.0
Accrued ad valorem taxes	33.5	23.5
Capital expenditure accruals	43.6	64.6
Onerous performance obligations	15.4	15.9
Other	54.1	59.8
Other current liabilities	$234.5	$217.0

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

We manage our operations by focusing on gross operating margin because our business is generally to gather, process, transport or market natural gas, NGLs, crude oil and condensate using our assets for a fee. We earn our fees through various contractual arrangements, which include stated fixed-fee contract arrangements or arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. While our transactions vary in form, the essential element of each transaction is the use of our assets to transport a product or provide a processed product to an end-user at the tailgate of the plant, barge terminal or pipeline. We define gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 95% of our gross operating margin was derived from fee-based services with no direct commodity exposure for the nine months ended September 30, 2017. We reflect revenue as “Product sales” and “Midstream services” on the consolidated statements of operations.

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

We typically gather, transport or store gas owned by others for a fee based on the volume of gas gathered, transported or stored. We also buy natural gas from producers, plants or shippers at either a fixed discount to a market index or a percentage of the market index, and then transport and resell the natural gas at the same market index. The fixed discount difference to a market index represents the fee for using our assets. We attempt to execute substantially all purchases and sales concurrently, or we enter into a future delivery obligation, thereby establishing the basis for the fee we will receive for each natural gas transaction. Our gathering and transportation fee related to a percentage of the index price can be adversely affected by declines in the price of natural gas. We are also party to certain long-term gas sales commitments that we satisfy through supplies purchased under long-term gas purchase agreements. When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time, the supplies that we have under contract may decline due to reduced drilling or other causes, and we may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In our purchase/sale transactions, the resale price is generally based on the same index at which the gas was purchased.

On occasion we have entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and we capture the difference in the indices (also referred to as “basis spread”), less the transportation expenses from the two areas, as our fee. Changes in the basis spread can increase or decrease our margins or potentially result in losses. For example, we are a party to one contract associated with our north Texas operations with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. We buy gas for this contract on several different production-area indices and sell the gas into a different market area index. We realize a cash loss on the delivery of gas under this contract each month based on current prices. The fair value of this performance obligation was recorded based on forecasted discounted cash obligations in excess of market prices under this gas delivery contract. As of September 30, 2017, the balance sheet reflects a liability of $31.4 million related to this performance obligation. Narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.

We typically transport and fractionate or store NGLs owned by others for a fee based on the volume of NGLs transported and fractionated or stored. We also buy mixed NGLs from our suppliers at a fixed discount to market indices for the component NGLs with a deduction for our fractionation fee. We subsequently sell the fractionated NGL products based on the same index-based prices. The operating results of our NGL fractionation business are dependent upon the volume of mixed NGLs fractionated and the level of fractionation fees charged. With our fractionation business, we also have the opportunity for product upgrades for each of the discrete NGL products. We realize higher gross operating margins from product upgrades during periods with higher NGL prices.

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

Recent Developments

Organic Growth

Black Coyote Crude Oil Gathering System. We are expanding in the core of the STACK play in Central Oklahoma with the construction of a new crude oil gathering system that we refer to as “Black Coyote.” Black Coyote will primarily be built on dedicated acreage from Devon, who will be the main shipper on the system. The system is expected to be operational in the first quarter of 2018.

Chisholm Plants. In April 2017, we completed construction of a new cryogenic gas processing plant, referred to as Chisholm II, which provides 200 MMcf/d of processing capacity and is tied to new and existing pipelines in the STACK and SCOOP plays in Oklahoma. The new capacity is supported by new and existing long-term contracts.

In addition, we commenced construction of a new processing plant referred to as Chisholm III in April 2017. Chisholm III will provide an additional 200 MMcf/d of processing capacity and will be tied to new and existing pipelines in the STACK and SCOOP plays. Construction is scheduled to be completed during the fourth quarter of 2017.

Greater Chickadee Crude Oil Gathering System. In March 2017, we completed construction and began operations of a crude oil gathering system in Upton and Midland counties, Texas in the Permian Basin that we refer to as “Greater Chickadee.” Greater Chickadee includes over 185 miles of high- and low-pressure pipelines that transport crude oil volumes to several major market outlets and other key hub centers in the Midland, Texas area. Greater Chickadee also includes multiple central tank batteries, together with pump, truck injection and storage stations to maximize shipping and delivery options for our producer customers.

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

Lobo Natural Gas Gathering and Processing Facilities. The Lobo facilities are part of our joint venture (the “Delaware Basin JV”) with an affiliate of NGP Natural Resources XI, LP (“NGP”). In the first quarter of 2017, we completed the expansion of a 75-mile gathering system located in Texas and New Mexico for our Lobo II processing facility. In the second quarter of 2017, we completed the construction of an additional expansion of the Lobo II processing facility, which provides an additional 60 MMcf/d of processing capacity. Furthermore, we are constructing an additional expansion to Lobo II, which will increase capacity by 30 MMcf/d and is expected to be completed during the fourth quarter of 2017.

In addition, we will be expanding the gas processing capacity at our Lobo facilities by 200 MMcf/d through construction of the Lobo III processing facility, which is expected to be operational by the second half of 2018.

Sale of Non-Core Assets

In March 2017, we finalized the sale of our ownership interest in HEP for net proceeds of $189.7 million. For the year ended December 31, 2016, we recorded an impairment loss of $20.1 million to reduce the carrying value of our investment to the expected sales price. Upon the final sale of HEP in March 2017, we recorded an additional loss of $3.4 million for the nine months ended September 30, 2017.

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

Redemption of Senior Unsecured Notes due 2022

On June 1, 2017, we redeemed $162.5 million in aggregate principal amount of our 7.125% senior unsecured notes (the “2022 Notes”) at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174.1 million, which resulted in a gain on extinguishment of debt of $9.0 million for the nine months ended September 30, 2017.

Issuance of Common Units

In November 2014, we entered into an Equity Distribution Agreement (the “2014 EDA”) with BMO Capital Markets Corp. and other sales agents to sell up to $350.0 million in aggregate gross sales of our common units from time to time through an “at the market” equity offering program.

In August 2017, we ceased trading under the 2014 EDA and entered into an Equity Distribution Agreement (the “2017 EDA”) with UBS Securities LLC and other sales agents (collectively, the “Sales Agents”) to sell up to $600.0 million in aggregate gross sales of our common units from time to time through an “at the market” equity offering program. We may also sell common units to any Sales Agent as principal for the Sales Agent’s own account at a price agreed upon at the time of sale. We have no obligation to sell any of the common units under the 2017 EDA and may at any time suspend solicitation and offers under the 2017 EDA.

For the nine months ended September 30, 2017, we sold an aggregate of approximately 5.3 million common units under the 2014 EDA and 2017 EDA, generating proceeds of approximately $92.3 million (net of approximately $0.9 million of commissions and $0.2 million of registration fees). We used the net proceeds for general partnership purposes. As of September 30, 2017, approximately $580.1 million remains available to be issued under the 2017 EDA.

Issuance of Series C Preferred Units

In September 2017, we issued 400,000 Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Series C Preferred Units”) representing our limited partner interests at a price to the public of $1,000 per unit. We used the net proceeds of $393.7 million for capital expenditures, general partnership purposes and to repay borrowings under our credit facility. The Series C Preferred Units represent perpetual equity interests in us and, unlike our indebtedness, will not give rise to a claim for payment of a principal amount at a particular date. As to the payment of distributions and amounts payable on a liquidation event, the Series C Preferred Units rank senior to our common units and to each other class of limited partner interests or other equity securities established after the issue date of the Series C Preferred Units that is not expressly made senior or on parity with the Series C Preferred Units. The Series C Preferred Units will rank junior to the Series B Preferred Units with respect to the payment of distributions, and junior to the Series B Preferred Units and all current and future indebtedness with respect to amounts payable upon a liquidation event. Income is allocated to the Series C Preferred Units in an amount equal to the earned distributions for the respective reporting period.

At any time on or after December 15, 2022, we may redeem, at our option, in whole or in part, the Series C Preferred Units at a redemption price in cash equal to $1,000 per Series C Preferred Unit plus an amount equal to all accumulated and unpaid distributions, whether or not declared. We may undertake multiple partial redemptions. In addition, at any time within 120 days after the conclusion of any review or appeal process instituted by us following certain rating agency events, we may redeem, at our option, the Series C Preferred Units in whole at a redemption price in cash per unit equal to $1,020 plus an amount equal to all accumulated and unpaid distributions, whether or not declared.

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September and December of each year, in each case, if and when declared by our general partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%.

Non-GAAP Financial Measures

We include the following non-GAAP financial measures: Adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), distributable cash flow available to common unitholders (“distributable cash flow”) and gross operating margin.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus interest expense, provision for income taxes, depreciation and amortization expense, impairments, unit-based compensation, (gain) loss on non-cash derivatives, (gain) loss on disposition of assets, (gain) loss on extinguishment of debt, successful acquisition transaction costs, accretion expense associated with asset retirement obligations, reimbursed employee costs, non-cash rent, and distributions from unconsolidated affiliate investments, less payments under onerous performance obligations, non-controlling interest, and income (loss) from unconsolidated affiliate investments. Adjusted EBITDA is a primary metric used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

The following tables reconcile adjusted EBITDA to the most directly comparable GAAP measure for the periods indicated (in millions):

Reconciliation of net income (loss) to adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$28.7	$17.5	$74.7	$(542.2)
Interest expense, net of interest income	48.9	48.0	140.5	137.9
Depreciation and amortization	136.3	126.2	407.1	373.0
Impairments	1.8	—	8.8	566.3
(Income) loss from unconsolidated affiliates (1)	(4.4)	(1.1)	(5.0)	0.5
Distribution from unconsolidated affiliates (2)	4.0	4.7	11.4	19.6
(Gain) loss on disposition of assets	1.1	(3.0)	0.8	(2.9)
Gain on extinguishment of debt	—	—	(9.0)	—
Unit-based compensation	10.1	7.3	38.7	22.5
Income tax provision	0.5	2.6	0.7	1.3
(Gain) loss on non-cash derivatives	3.3	1.6	(3.8)	16.0
Payments under onerous performance obligation offset to other current and long-term liabilities	(4.5)	(4.5)	(13.5)	(13.5)
Other (3)	0.8	1.5	3.5	7.5
Adjusted EBITDA before non-controlling interest	$226.6	$200.8	$654.9	$586.0
Non-controlling interest share of adjusted EBITDA (4)	(9.8)	(3.3)	(20.8)	(6.1)
Adjusted EBITDA, net to EnLink Midstream Partners, LP	$216.8	$197.5	$634.1	$579.9

(1)	Includes a loss of $3.4 million for the nine months ended September 30, 2017 from the sale of our HEP interests.

(2)
Distributions for the three and nine months ended September 30, 2016 do not include $32.7 million of distributions received from HEP during the third quarter of 2016 attributable to the redemption of preferred units. The preferred units were issued to us by HEP during the second and third quarters of 2016 for contributions of $29.5 million and $3.2 million, respectively.

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

Distributable Cash Flow

We define distributable cash flow as adjusted EBITDA (as defined above), net to the Partnership, less interest expense (excluding amortization of the EnLink Oklahoma T.O. acquisition installment payable discount), litigation settlement adjustment, adjustments for the redeemable non-controlling interest, interest rate swaps, current income taxes and other, accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid, and maintenance capital expenditures, excluding maintenance capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities. Distributable cash flow is used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make cash distributions to our common unitholders and our general partner.

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

Reconciliation of net cash provided by operating activities to Adjusted EBITDA and Distributable Cash Flow (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$200.8	$209.6	$533.0	$509.2
Interest expense, net (1)	41.5	34.5	118.9	98.7
Current income tax	0.7	2.6	0.9	1.6
Distributions from unconsolidated affiliate investment in excess of earnings (2)	(0.1)	4.1	7.3	18.9
Other (3)	(1.7)	1.0	4.0	6.3
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories and other	127.5	(0.2)	105.5	14.2
Accounts payable, accrued gas and crude oil purchases and other (4)	(142.1)	(50.8)	(114.7)	(62.9)
Adjusted EBITDA before non-controlling interest	$226.6	$200.8	$654.9	$586.0
Non-controlling interest share of adjusted EBITDA (5)	(9.8)	(3.3)	(20.8)	(6.1)
Adjusted EBITDA, net to EnLink Midstream Partners, LP	$216.8	$197.5	$634.1	$579.9
Interest expense, net of interest income	(48.9)	(48.0)	(140.5)	(137.9)
Amortization of EnLink Oklahoma T.O. installment payable discount included in interest expense (6)	6.4	13.3	19.9	39.0
Litigation settlement adjustment (7)	—	—	(18.1)	—
Non-cash adjustment for redeemable non-controlling interest	—	—	—	0.3
Interest Rate Swap (8)	—	0.4	—	0.4
Current taxes and other	(0.7)	(2.6)	(0.9)	(1.6)
Maintenance capital expenditures, net to EnLink Midstream Partners, LP (9)	(6.9)	(6.2)	(20.5)	(19.3)
Preferred unit accrued cash distributions (10)	(16.6)	—	(16.6)	—
Distributable cash flow	$150.1	$154.4	$457.4	$460.8

(1)
Net of amortization of debt issuance costs, discount and premium, and valuation adjustment for redeemable non-controlling interest included in interest expense but not included in net cash provided by operating activities.

(2)
Distributions for the three and nine months ended September 30, 2016 do not include $32.7 million of distributions received from HEP during the third quarter of 2016 attributable to the redemption of preferred units. The preferred units were issued to us by HEP during the second and third quarters of 2016 for contributions of $29.5 million and $3.2 million, respectively.

(3)
Includes successful acquisition transaction costs, which we do not consider in determining adjusted EBITDA because operating cash flows are not used to fund such costs, non-cash rent, which relates to lease incentives pro-rated over the lease term, gains and losses on settled interest rate swaps designated as hedges related to debt issuances, which are recorded in other comprehensive income (loss), and reimbursed employee costs from Devon and LPC, which are costs reimbursed to us by previous employers pursuant to acquisition or merger.

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

(6)
Amortization of the EnLink Oklahoma T.O. installment payable discount is considered non-cash interest under our credit facility since the payment under the payable is consideration for the acquisition of the EnLink Oklahoma T.O. assets.

(7)	Represents recoveries from litigation settlement for amounts not previously deducted from distributable cash flow. See “Item 1. Financial Statements—Note 13” for additional information.

(8)
During the third quarter of 2016, we entered into an interest rate swap arrangement that was not designated as a cash flow hedge to mitigate our exposure to interest rate movements prior to our note issuances. The gain on settlement of the interest rate swaps was considered excess proceeds for the note issuance and is therefore excluded from distributable cash flow.

(9)	Excludes maintenance capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities.

(10)
Represents the cash distributions earned by the Series B Preferred Units of $15.9 million for the three and nine months ended September 30, 2017 and $0.7 million earned by the Series C Preferred Units for the three and nine months ended September 30, 2017, assuming a distribution is declared by our Board of Directors. Cash distributions to be paid to holders of the Series B Preferred Units and Series C Preferred Units are not available to common unitholders. See “Item 1. Financial Statements—Note 7” for additional information.

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

The following table provides a reconciliation of operating income (loss) to gross operating margin (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income (loss)	$73.4	$66.9	$201.4	$(402.6)

Add (deduct):
Operating expenses	102.1	98.0	308.8	296.3
General and administrative expenses	30.0	28.3	94.6	90.6
(Gain) loss on disposition of assets	1.1	(3.0)	0.8	(2.9)
Depreciation and amortization	136.3	126.2	407.1	373.0
Impairments	1.8	—	8.8	566.3
Gain on litigation settlement	—	—	(26.0)	—
Gross operating margin	$344.7	$316.4	$995.5	$920.7

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin, which we define as revenue less cost of sales as reflected in the table below (in millions, except volumes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Texas Segment
Revenues	$347.2	$280.2	$997.2	$767.4
Cost of sales	(198.5)	(134.1)	(554.7)	(329.0)
Total gross operating margin	$148.7	$146.1	$442.5	$438.4
Louisiana Segment
Revenues	$738.5	$542.4	$2,021.0	$1,398.3
Cost of sales	(662.7)	(471.5)	(1,803.1)	(1,199.1)
Total gross operating margin	$75.8	$70.9	$217.9	$199.2
Oklahoma Segment
Revenues	$244.4	$124.1	$583.1	$293.7
Cost of sales	(148.2)	(58.3)	(335.9)	(109.2)
Total gross operating margin	$96.2	$65.8	$247.2	$184.5
Crude and Condensate Segment
Revenues	$308.6	$284.6	$973.1	$844.6
Cost of sales	(279.1)	(250.5)	(884.1)	(739.4)
Total gross operating margin	$29.5	$34.1	$89.0	$105.2
Corporate
Revenues	$(240.8)	$(126.7)	$(591.0)	$(276.5)
Cost of sales	235.3	126.2	589.9	269.9
Total gross operating margin	$(5.5)	$(0.5)	$(1.1)	$(6.6)
Total
Revenues	$1,397.9	$1,104.6	$3,983.4	$3,027.5
Cost of sales	(1,053.2)	(788.2)	(2,987.9)	(2,106.8)
Total gross operating margin	$344.7	$316.4	$995.5	$920.7

Midstream Volumes:
Texas
Gathering and Transportation (MMBtu/d)	2,251,700	2,579,500	2,265,900	2,657,600
Processing (MMBtu/d)	1,194,300	1,172,200	1,178,800	1,188,100
Louisiana
Gathering and Transportation (MMBtu/d)	2,009,300	1,754,400	1,960,300	1,602,400
Processing (MMBtu/d)	443,400	487,900	452,500	496,400
NGL Fractionation (Gals/d)	5,814,800	5,259,400	5,630,600	5,194,700
Oklahoma
Gathering and Transportation (MMBtu/d)	889,200	624,500	787,400	620,300
Processing (MMBtu/d)	872,200	570,100	753,500	571,800
Crude and Condensate
Crude Oil Handling (Bbls/d)	95,700	72,800	104,500	98,300
Brine Disposal (Bbls/d)	4,800	3,700	4,700	3,500

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Gross Operating Margin. Gross operating margin was $344.7 million for the three months ended September 30, 2017 compared to $316.4 million for the three months ended September 30, 2016, an increase of $28.3 million, or 8.9%, due to the following:

•
Texas Segment. Gross operating margin in the Texas segment increased $2.6 million, which was primarily due to a $7.3 million increase from our Permian Basin processing assets as a result of higher volumes. This increase was partially offset by a $2.4 million decrease due to volume declines across our north Texas assets and a $2.0 million decrease due to the sale of the North Texas Pipeline (the “NTPL”) assets in December 2016.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $4.9 million, which was primarily due to a $3.2 million increase from our gas processing and transmission assets as a result of volume increases and a $1.8 million increase from our NGL business partially due to the start-up of our Ascension JV assets in April 2017.

•	Oklahoma Segment. Gross operating margin in the Oklahoma segment increased $30.4 million, which was primarily due to higher volumes on our central Oklahoma assets.

•
Crude and Condensate Segment. Gross operating margin in the Crude and Condensate segment decreased $4.6 million, which was primarily due to a $3.8 million decrease as a result of condensate stabilization volume declines and transportation rate decreases on our ORV assets, in addition to a $2.3 million decrease from volume declines for the Permian Basin trucking business. These decreases were partially offset by a $2.2 million increase due to the Greater Chickadee gathering system, which became fully operational in the first quarter of 2017.

•
Corporate Segment. Gross operating margin in the Corporate segment decreased $5.0 million as a result of losses on derivative activity. For the three months ended September 30, 2017, there were unrealized losses of $3.3 million and realized losses of $2.2 million. For the three months ended September 30, 2016, there were unrealized losses of $1.6 million, partially offset by realized gains of $1.1 million.

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

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Texas	Oklahoma	Crude and Condensate	Total
Three Months Ended
September 30, 2017
Midstream services	$—	$4.9	$—	$4.9
Midstream services—related parties	15.9	4.0	3.1	23.0
Total	$15.9	$8.9	$3.1	$27.9

September 30, 2016
Midstream services	$0.4	$3.4	$—	$3.8
Midstream services—related parties	7.7	4.4	5.2	17.3
Total	$8.1	$7.8	$5.2	$21.1

Operating Expenses. Operating expenses were $102.1 million for the three months ended September 30, 2017 compared to $98.0 million for the three months ended September 30, 2016, an increase of $4.1 million, or 4.2%. The primary contributors to the total increase by segment were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Texas Segment	$41.1	$42.9	$(1.8)	(4.2)%
Louisiana Segment	24.8	23.5	1.3	5.5%
Oklahoma Segment	17.1	12.6	4.5	35.7%
Crude and Condensate Segment	19.1	19.0	0.1	0.5%
Total	$102.1	$98.0	$4.1	4.2%

Operating expenses in the Oklahoma segment increased $4.5 million due to expanded operations, which resulted in increased labor and benefits charges and unit-based compensation expense due to increased headcount, as well as an increase in materials and supplies expense.

General and Administrative Expenses. General and administrative expenses were $30.0 million for the three months ended September 30, 2017 compared to $28.3 million for the three months ended September 30, 2016, an increase of $1.7 million, or 6.0%. The increase in general and administrative expenses was primarily due to $1.6 million of higher unit-based compensation expense associated with awards granted in 2017.

Depreciation and Amortization. Depreciation and amortization expenses were $136.3 million for the three months ended September 30, 2017 compared to $126.2 million for the three months ended September 30, 2016, an increase of $10.1 million, or 8.0%. Of this increase, $4.5 million was attributable to the expansion of our central Oklahoma assets; $4.3 million was attributable to the plant expansion of our Permian Basin processing assets; $1.2 million was attributable to the Greater Chickadee gathering system; and $0.7 million was attributable to the Ascension JV assets. These increases were partially offset by a $1.2 million decrease in depreciation expense attributable to the sale of NTPL in December 2016.

(Gain) Loss on Disposition of Assets. Loss on disposition of assets was $1.1 million for the three months ended September 30, 2017 compared to a gain of $3.0 million for the three months ended September 30, 2016, a decrease of $4.1 million. The gain on disposition of assets for the three months ended September 30, 2016 was primarily due to the retirement of certain plant assets and asset dispositions that resulted in the receipt of proceeds greater than the carrying values of the assets.

Interest Expense. Interest expense was $48.9 million for the three months ended September 30, 2017 compared to $48.0 million for the three months ended September 30, 2016, an increase of $0.9 million, or 1.9%. Interest expense consisted of the following (in millions):

	Three Months Ended September 30,
	2017	2016
Senior notes	$40.0	$35.1
Credit Facility	2.5	2.2
Capitalized interest	(1.1)	(1.3)
Amortization of debt issue costs and net discounts	7.3	13.5
Cash settlements on interest rate swaps	—	(0.4)
Other	0.2	(1.1)
Total	$48.9	$48.0

Income (Loss) from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $4.4 million for the three months ended September 30, 2017 compared to income of $1.1 million for the three months ended September 30, 2016, an increase of $3.3 million. This increase was primarily due to additional income from our GCF investment of $2.3 million for the three months ended September 30, 2017 as a result of higher fractionation revenues. In addition, for the three months ended September 30, 2016, income from unconsolidated affiliate investments included a loss of $1.1 million from our HEP investment, which was sold in March 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Gross Operating Margin. Gross operating margin was $995.5 million for the nine months ended September 30, 2017 compared to $920.7 million for the nine months ended September 30, 2016, an increase of $74.8 million, or 8.1%, due to the following:

•
Texas Segment. Gross operating margin in the Texas segment increased $4.1 million, which was primarily due to an $18.9 million increase from our Permian Basin processing assets as a result of higher volumes. This increase was offset by a $14.8 million decrease from our North Texas processing, gathering and transmission assets due to volume declines across our system, including a $9.7 million decrease due to the sale of the NTPL assets in December 2016.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $18.7 million, which was primarily due to a $10.0 million increase in our Louisiana gathering and transmission assets due to additional volumes, a $3.8 million increase from our NGL transmission and fractionation assets due to additional NGL volumes received from our Oklahoma and Permian assets, and a $4.5 million increase due to the start-up of our Ascension JV assets during 2017.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment increased $62.7 million, which was primarily due to a $68.4 million increase from our central Oklahoma assets as a result of higher volumes. This increase was partially offset by a $5.1 million decrease from our Northridge gathering and processing assets due to price and volume reductions under a third-party contract.

•
Crude and Condensate Segment. Gross operating margin in the Crude and Condensate segment decreased $16.2 million, which was primarily due to a $10.2 million decrease as a result of condensate stabilization volume declines and transportation rate decreases on our ORV assets, in addition to a $7.9 million decrease as a result of volume declines for our Midland Basin trucking business. These declines were partially offset by a $4.0 million increase due to the Greater Chickadee gathering system becoming fully operational in the first quarter of 2017.

•
Corporate Segment. Gross operating margin in the Corporate segment increased $5.5 million as a result of derivative activity. For the nine months ended September 30, 2017, there were unrealized gains of $3.8 million, offset by realized losses of $4.9 million. For the nine months ended September 30, 2016, there were unrealized losses of $16.0 million, partially offset by realized gains of $9.4 million.

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Texas	Oklahoma	Crude and Condensate	Total
Nine Months Ended
September 30, 2017
Midstream services	$0.8	$11.1	$—	$11.9
Midstream services—related parties	42.1	12.0	5.9	60.0
Total	$42.9	$23.1	$5.9	$71.9

September 30, 2016
Midstream services	$1.6	$7.9	$—	$9.5
Midstream services—related parties	16.5	4.2	5.2	25.9
Total	$18.1	$12.1	$5.2	$35.4

Operating Expenses. Operating expenses were $308.8 million for the nine months ended September 30, 2017 compared to $296.3 million for the nine months ended September 30, 2016, an increase of $12.5 million, or 4.2%. The primary contributors to the increase by segment were as follows (dollars in millions):

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Texas Segment	$127.9	$125.2	$2.7	2.2%
Louisiana Segment	74.8	72.2	2.6	3.6%
Oklahoma Segment	45.9	37.2	8.7	23.4%
Crude and Condensate Segment	60.2	61.7	(1.5)	(2.4)%
Total	$308.8	$296.3	$12.5	4.2%

•
Texas Segment. Operating expenses in the Texas segment increased $2.7 million primarily due to increased labor and benefits charges as a result of increased headcount and increased unit-based compensation expense, as well as increased operating costs from the Lobo II assets that went into service in the fourth quarter of 2016 as part of the Delaware Basin JV.

•
Louisiana Segment. Operating expenses in the Louisiana segment increased $2.6 million primarily due to increased regulatory, utilities, and materials and supplies expenses as a result of the start-up of the Ascension JV.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $8.7 million primarily due to increased labor and benefits charges attributable to higher headcount and increased materials and supplies expense as a result of expanded operations.

General and Administrative Expenses. General and administrative expenses were $94.6 million for the nine months ended September 30, 2017 compared to $90.6 million for the nine months ended September 30, 2016, an increase of $4.0 million, or 4.4%. The primary contributors to the increase were as follows:

•	Unit-based compensation expense increased $10.8 million due to bonuses paid in the form of units that immediately vested in March 2017, as well as the accrual of annual bonuses for 2017.

•
We incurred $3.8 million of transaction costs and $1.5 million of transition service fees related to the EnLink Oklahoma T.O. acquisition for the nine months ended September 30, 2016, with no transaction costs incurred for the nine months ended September 30, 2017.

•	Salaries and wages expense decreased $1.9 million due to severance payments made during 2016.

Depreciation and Amortization. Depreciation and amortization expenses were $407.1 million for the nine months ended September 30, 2017 compared to $373.0 million for the nine months ended September 30, 2016, an increase of $34.1 million, or 9.1%. Of this increase, $18.0 million was attributable to the plant expansion of our Permian Basin processing assets; $10.9 million was attributable to the expansion of our central Oklahoma assets; $3.7 million was attributable to the Greater Chickadee gathering system; $3.4 million was attributable to the acceleration of depreciation for some north Texas compressor stations decommissioned during 2017; $1.8 million was attributable to the Ascension JV assets; and the remaining increase was attributable to other assets placed in service. These increases were partially offset by a $3.5 million decrease in depreciation expense related to the sale of NTPL in December 2016.

(Gain) Loss on Disposition of Assets. Loss on disposition of assets was $0.8 million for the nine months ended September 30, 2017 compared to a gain of $2.9 million for the nine months ended September 30, 2016, a decrease of $3.7 million. The gain on disposition for the nine months ended September 30, 2016 was due to the retirement of certain plant assets and asset dispositions that resulted in the receipt of proceeds greater than the carrying values of the assets.

 Gain on Litigation Settlement. We recognized a gain on litigation settlement of $26.0 million for the nine months ended September 30, 2017. See “Item 1. Financial Statements—Note 13” for additional information.

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $9.0 million for the nine months ended September 30, 2017 due to the redemption of the 2022 Notes. See “Item 1. Financial Statements—Note 6” for additional information.

Impairments. Impairment expense was $8.8 million for the nine months ended September 30, 2017 compared to $566.3 million for the nine months ended September 30, 2016, a decrease of $557.5 million. For the nine months ended September 30, 2017, we recognized impairments related to expired rights-of-way and an abandoned brine disposal well. For the nine months ended September 30, 2016, we recognized an impairment on goodwill of $566.3 million related to our Texas and Crude and Condensate segments.

Interest Expense. Interest expense was $140.5 million for the nine months ended September 30, 2017 compared to $137.9 million for the nine months ended September 30, 2016, an increase of $2.6 million, or 1.9%. Interest expense consisted of the following (in millions):

	Nine Months Ended September 30,
	2017	2016
Senior notes	$115.0	$95.1
Credit facility	8.4	9.6
Capitalized interest	(5.1)	(5.5)
Amortization of debt issue costs and net discounts (premium)	21.6	39.5
Cash settlements on interest rate swap	—	(0.4)
Mandatory redeemable non-controlling interest	—	0.3
Other	0.6	(0.7)
Total	$140.5	$137.9

Income (Loss) from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $5.0 million for the nine months ended September 30, 2017 compared to a loss of $0.5 million for the nine months ended September 30, 2016, an increase of $5.5 million. The increase was primarily due to additional income of $7.4 million from our GCF investment for the nine months ended September 30, 2017 as a result of higher fractionation revenues and lower operating expenses. Partially offsetting this increase, income from our HEP investment decreased $1.8 million due to a $1.6 million loss for the nine months ended September 30, 2016 and a $3.4 million loss on sale for the nine months ended September 30, 2017.

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

Except for the items discussed above, the methodology and assumptions used to perform our goodwill assessments remains consistent with that described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $533.0 million for the nine months ended September 30, 2017 compared to $509.2 million for the nine months ended September 30, 2016. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Operating cash flows before working capital	$537.3	$473.9
Changes in working capital	(4.3)	35.3

Operating cash flows before changes in working capital increased $63.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a $69.3 million increase in gross operating margin, excluding gains and losses on derivative activity, and a $26.0 million gain on litigation settlement, partially offset by a $20.5 million increase in interest expense, excluding amortization of debt issue costs and net discounts, and a $15.4 million decrease in cash received on derivative settlements. The changes in working capital for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments and changes in inventory balances attributable to normal operating fluctuations.

Cash Flows from Investing Activities. Net cash used in investing activities was $475.3 million for the nine months ended September 30, 2017 and $1,181.4 million for the nine months ended September 30, 2016. Our primary investing cash flows were as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Growth capital expenditures	$(641.1)	$(404.4)
Maintenance capital expenditures	(21.4)	(19.3)
Acquisition of business, net of cash acquired	—	(769.3)
Investment in unconsolidated affiliates	(11.8)	(45.0)
Proceeds from sale of unconsolidated affiliate investment	189.7	—
Distribution from unconsolidated affiliate investments in excess of earnings	7.3	51.6

Growth capital expenditures increased $236.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to capital expenditures related to the expansion of the central Oklahoma assets as well as expenditures for the Greater Chickadee crude oil gathering system in the Permian Basin and the Ascension JV assets in Louisiana.

Acquisition expenditures of $769.3 million for the nine months ended September 30, 2016 were for the EnLink Oklahoma T.O. acquisition.

Investment in unconsolidated affiliates decreased $33.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to contributions of $45.0 million made to our HEP investment in 2016, including $32.7 million of contributions to HEP for preferred units. This decrease was partially offset by contributions to our Cedar Cove JV of $11.8 million in 2017.

Distributions from unconsolidated affiliates in excess of earnings decreased $44.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to the redemption of our preferred units interest in our HEP investment for $32.7 million during the nine months ended September 30,

2016. The remaining difference was primarily due to decreased distributions following the sale of our HEP interest in March 2017.

In December 2016, we entered into an agreement to sell our ownership interest in HEP. We finalized the sale in March 2017 and received net proceeds of $189.7 million.

Cash Flows from Financing Activities. Net cash provided by financing activities was $72.4 million for the nine months ended September 30, 2017 and $726.3 million for the nine months ended September 30, 2016. Our primary financing activities consisted of the following (in millions):

	Nine Months Ended September 30,
	2017	2016
Net repayments on Partnership credit facility	$(120.0)	$(339.2)
Unsecured senior notes borrowings, net of notes extinguished	331.6	499.3
Proceeds from issuance of common units	92.3	110.6
Proceeds from issuance of Series B Preferred Units	—	724.1
Proceeds from issuance of Series C Preferred Units	393.7	—
Contributions by non-controlling interests	105.5	179.4
Payment of installment payable for EnLink Oklahoma T.O. acquisition	(250.0)	—

On May 11, 2017, we issued $500.0 million in aggregate principal amount of our 5.450% senior unsecured notes due 2047 at a price to the public of 99.981% of their face value. Interest payments on the 2047 Notes are payable on June 1 and December 1 of each year, beginning December 1, 2017. Net proceeds of approximately $495.2 million were used to repay outstanding borrowings under our credit facility and for general partnership purposes. For the nine months ended September 30, 2017, we redeemed $162.5 million in aggregate principal amount of the 2022 Notes at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174.1 million, which included payments for accrued interest of $5.8 million.

For the nine months ended September 30, 2017, we sold an aggregate of 5.3 million common units under the 2014 EDA and 2017 EDA, generating proceeds of $92.3 million. For the nine months ended September 30, 2016, we sold an aggregate of 6.7 million common units under the 2014 EDA, generating proceeds of $110.6 million.

In January 2016, we issued an aggregate of 50,000,000 Series B Preferred Units for net proceeds of $724.1 million. See “Item 1. Financial Statements—Note 7” for additional information.

In September 2017, we issued 400,000 Series C Preferred Units for net proceeds of $393.7 million. See “Item 1. Financial Statements—Note 7” for additional information.

For the nine months ended September 30, 2017, contributions by non-controlling interests included $59.3 million from ENLC to EnLink Oklahoma T.O., $43.9 million from NGP to the Delaware Basin JV and $2.3 million from Marathon Petroleum to the Ascension JV. For the nine months ended September 30, 2016, contributions by non-controlling interests included $137.7 million from NGP to the Delaware Basin JV, $27.9 million from ENLC to EnLink Oklahoma T.O. and $13.7 million from Marathon Petroleum to the Ascension JV.

For the nine months ended September 30, 2017, we paid $250.0 million for the second installment payable obligation related to the EnLink Oklahoma T.O. acquisition.

Distributions to unitholders, our general partner and our non-controlling interests also represent a primary use of cash in financing activities. Total cash distributions made for the nine months ended September 30, 2017 and 2016 were as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Common units	$406.4	$387.0
General partner interest (including incentive distribution rights)	45.9	43.7
Distributions to non-controlling interests	17.0	5.6

Series B Preferred Unit distributions for 2016 and for the first two quarters for 2017 were paid in-kind in the form of additional Series B Preferred Units. As these were non-cash distributions, they were not reflected in our financing cash flows for the nine months ended September 30, 2017 and 2016. Beginning with the quarter ended September 30, 2017, Series B Preferred Unit distributions are payable in cash (the “Cash Distribution Component”) at an amount per quarter equal to $0.28125 per Series B Preferred Unit plus an in-kind distribution equal to the greater of (a) 0.0025 Series B Preferred Units per Series B Preferred Unit and (b) an amount equal to (i) the excess, if any, of the distributions that would have been payable had the Series B Preferred Units converted into common units for that quarter over the Cash Distribution Component, divided by (ii) the issue price of $15.00.

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September and December of each year, in each case, if and when declared by our general partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%.

If distributions are declared by the Board of Directors, cash distributions for the Series B Preferred Units and the Series C Preferred Units will decrease our cash flows from financing activities beginning in the fourth quarter of 2017.

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

We expect our remaining 2017 capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be as follows (in millions):

Remainder of
2017
Growth Capital Expenditures
Texas segment	$15 - 40
Louisiana segment	10 - 20
Oklahoma segment (1)	50 - 110
Crude and Condensate segment	0 - 0
Corporate segment	0 - 0
Total growth capital expenditures	$75 - 170
Less: Growth capital expenditures funded by joint venture partners (2)	(10 - 26)
Growth capital expenditures, attributable to the Partnership	$65 - 144

Maintenance Capital Expenditures	$17 - 27

(1)	Includes projected growth capital contributions related to our non-controlling interest share of the Cedar Cove JV.

(2)
Includes growth capital expenditures that will be contributed by other entities and relate to the non-controlling interest share of our consolidated entities. These contributions include contributions by ENLC to EnLink Oklahoma T.O., contributions by NGP to the Delaware Basin JV and contributions by Marathon Petroleum to the Ascension JV.

Our primary capital projects for the remainder of 2017 and 2018 include the construction of our Chisholm III plant expansion and the development of additional gathering and compression assets in Oklahoma and the Permian Basin. See “Recent Developments” for further details.

We expect to fund growth capital expenditures from the proceeds of borrowings under our credit facility discussed below and proceeds from other debt and equity sources, including capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities. We expect to fund our maintenance capital expenditures from operating cash flows. In 2017 and 2018, it is possible that not all of the planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of September 30, 2017.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of September 30, 2017 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$3,500.0	$—	$—	$400.0	$—	$—	$3,100.0
Credit facility	—	—	—	—	—	—	—
Interest payable on fixed long-term debt obligations	2,642.8	69.4	159.9	154.5	149.2	149.2	1,960.6
Capital lease obligations	4.9	0.4	1.5	1.5	1.5	—	—
Operating lease obligations	113.3	3.8	14.3	10.9	8.6	8.6	67.1
Purchase obligations	3.7	3.7	—	—	—	—	—
Delivery contract obligation	31.4	4.5	17.9	9.0	—	—	—
Pipeline capacity and deficiency agreements (1)	95.7	4.8	19.0	13.8	8.9	8.8	40.4
Inactive easement commitment (2)	10.0	—	—	—	—	—	10.0
Installment payable obligations (3)	250.0	—	250.0	—	—	—	—
Total contractual obligations	$6,651.8	$86.6	$462.6	$589.7	$168.2	$166.6	$5,178.1

(1)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(2)	Amounts related to inactive easements paid as utilized by us with balance due in 2022 if not utilized.

(3)	Amounts relate to the final installment payable for the acquisition of the EnLink Oklahoma T.O. assets with a balance due on January 7, 2018.

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

In January 2017, we paid the $250.0 million installment payable obligation related to the EnLink Oklahoma T.O. acquisition, which was due on January 7, 2017. We funded this installment payment using various sources, including $84.6 million in proceeds received from the sale of NTPL, proceeds from equity issuances through the 2014 EDA and borrowings under our credit facility. Our contractual cash obligations for the remainder of 2017 and 2018 are expected to be funded from cash flows generated from our operations, with the exception of our $250.0 million installment payable obligation due January 7, 2018 related to the acquisition of the EnLink Oklahoma T.O. assets. We expect to fund payment of this installment obligation from the proceeds of borrowings under our credit facility, proceeds from the issuance of equity or both of these alternatives.

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

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC has withdrawn its appeal of the court order vacating the original position limits rule. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. In December 2016, the CFTC modified and reproposed its positions limits rules. The CFTC has sought comment on the position limits rule as reproposed, but these new position limit rules are not yet final and the impact of those provisions on us is uncertain at this time.

The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any future new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile, and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. Our revenues could be adversely affected if a consequence of the legislation and regulations is lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition and our results of operations.

Commodity Price Risk

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements as summarized below. Approximately 86% of our processing margins were from fixed-fee based contracts for the nine months ended September 30, 2017.

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

The following table sets forth certain information related to derivative instruments outstanding at September 30, 2017 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by OPIS. The relevant index price for natural gas is Henry Hub Gas Daily, as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Fair Value Asset/(Liability) (In millions)
October 2017 - September 2018	Ethane	341 (MBbls)	$0.2857/gal	Index	$(0.1)
October 2017 - September 2018	Propane	537 (MBbls)	Index	$0.6583/gal	(4.0)
October 2017 - September 2018	Normal Butane	344 (MBbls)	Index	$0.7749/gal	1.3
October 2017 - September 2018	Natural Gasoline	79 (MBbls)	Index	$1.1270/gal	(0.3)
October 2017 - October 2018	Natural Gas	85,392 (MMBtu/d)	Index	$3.0561/MMBtu	0.7
December 2017	Condensate	90 (Mbbls)	Index	$50.90/bbl	(0.1)
					$(2.5)

(1)	Weighted average.

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

As of September 30, 2017, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $2.5 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $1.7 million in the net fair value of these contracts as of September 30, 2017.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate credit facility. At September 30, 2017, we had no outstanding borrowings under this facility.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2019, 2024, 2025, 2026, 2044, 2045 or 2047 as these are fixed-rate obligations. The estimated fair value of our senior unsecured notes was approximately $3,564.7 million as of September 30, 2017, based on market prices of similar debt at September 30, 2017. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in an approximate $291.7 million decrease in fair value of our senior unsecured notes at September 30, 2017.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream GP, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2017), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, except for the new risk factor set forth below.

Our business is subject to a number of weather-related risks. These weather conditions can cause significant damage and disruption to our operations and adversely impact our financial condition, results of operations or cash flows.

Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods, fires and earthquakes. In particular, south Louisiana and the Gulf of Mexico experience hurricanes and other extreme weather conditions on a frequent basis. The location of our significant assets and concentration of activity in these regions make us particularly vulnerable to weather risks in these areas.

High winds, storm surge, flooding and other natural disasters can cause significant damage and curtail our operations for extended periods during and after such weather conditions, which may result in decreased revenues and otherwise adversely impact our financial condition, results of operations or cash flow. These interruptions could involve significant damage to people, property or the environment, and repair time and costs could be extensive. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

In addition, we rely on the volumes of natural gas, crude oil, condensate and NGLs gathered, processed, fractionated and transported on our assets. These volumes are influenced by the production from the regions that supply our systems. Adverse weather conditions can cause direct or indirect disruptions to the operations of, and otherwise negatively affect, producers, suppliers, customers and other third parties to which our assets are connected, even if our assets are not damaged. As a result, our financial condition, results of operations and cash flows could be adversely affected.

     We may also suffer reputational damage as a result of a natural disaster or other similar event. The occurrence of such an event, or a series of such events, especially if one or more of them occurs in a highly populated or sensitive area, could negatively impact public perception of our operations and/or make it more difficult for us to obtain the approvals, permits, licenses or real property interests we need in order to operate our assets or complete planned growth projects.

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
Ninth Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP, dated as of September 21, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated September 21, 2017, filed with the Commission on September 21, 2017, file No. 001-36340).

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
The following financial information from EnLink Midstream Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Changes in Partners’ Equity for the three and nine months ended September 30, 2017, (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnLink Midstream Partners, LP

	By:	EnLink Midstream GP, LLC,
its General Partner

	By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding
President and Chief Financial Officer

November 1, 2017