Form 10-Q
period 2019-03-31
EnLink Midstream Partners, LP
filed 2019-05-02
CIK 1179060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number: 001-36340

ENLINK MIDSTREAM PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	16-1616605
(State of organization)	(I.R.S. Employer Identification No.)

1722 Routh St., Suite 1300
Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 953-9500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Exchange on which Registered	Symbol
None.	None.	None.

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

As of April 25, 2019, the Registrant had 144,358,720 common units outstanding, all of which were held by our affiliate, EnLink Midstream, LLC.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 Plan	EnLink Midstream, LLC’s 2014 Long-Term Incentive Plan.
AMZ	Alerian MLP Index for Master Limited Partnerships.
ASC	The FASB Accounting Standards Codification.
ASC 842	ASC 842, Leases, a new accounting standard effective January 1, 2019 related to the accounting for lease agreements.
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
Consolidated Credit Facility
A $1.75 billion unsecured revolving credit facility entered into by ENLC that matures on January 25, 2024, which includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility was available upon closing of the Merger and is guaranteed by ENLK.

Delaware Basin JV
Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities located in the Delaware Basin in Texas.

Devon	Devon Energy Corporation.
Enfield	Enfield Holdings, L.P.
ENLC	EnLink Midstream, LLC.
ENLC Class C common Units
A class of non-economic ENLC common units issued to Enfield immediately prior to the Merger equal to the number of Series B Preferred Units of ENLK held by Enfield immediately prior to the effective time of the Merger, in order to provide Enfield with certain voting rights with respect to ENLC.

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

GIP Transaction	On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the managing member of ENLC to GIP.
GP Plan	EnLink Midstream GP, LLC’s Long-Term Incentive Plan.
Greater Chickadee	Crude oil gathering system in Upton and Midland counties, Texas in the Permian Basin.
Gross Operating Margin	A non-GAAP financial measure. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition and other information.
ISDAs	International Swaps and Derivatives Association Agreements.
Mcf	Thousand cubic feet.

Merger	On January 25, 2019, NOLA Merger Sub merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Merger Agreement	The Agreement and Plan of Merger, dated as of October 21, 2018, by and among ENLK, the general partner of ENLK, ENLC, the managing member of ENLC, and NOLA Merger Sub related to the Merger.
MMbbls	One million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NOLA Merger Sub	NOLA Merger Sub, LLC, previously a wholly-owned subsidiary of ENLC prior to the Merger.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins in west Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Series B Preferred Units	Series B Cumulative Convertible Preferred Units.
Series C Preferred Units	Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$99.5
Accounts receivable:
Trade, net of allowance for bad debt of $0.5 and $0.3, respectively	104.2	126.3
Accrued revenue and other	634.2	705.9
Related party	19.5	2.1
Fair value of derivative assets	8.7	28.6
Natural gas and NGLs inventory, prepaid expenses, and other	71.8	72.8
Total current assets	838.5	1,035.2
Property and equipment, net of accumulated depreciation of $3,080.1 and $2,967.4, respectively	6,975.4	6,846.7
Intangible assets, net of accumulated amortization of $453.1 and $422.2, respectively	1,342.7	1,373.6
Goodwill	190.3	190.3
Investment in unconsolidated affiliates	82.9	80.1
Fair value of derivative assets	4.6	4.1
Other assets, net	117.9	41.3
Total assets	$9,552.3	$9,571.3
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$103.4	$105.5
Accounts payable to related party	2.6	4.3
Accrued gas, NGLs, condensate, and crude oil purchases	492.6	500.4
Fair value of derivative liabilities	6.6	21.8
Current maturities of long-term debt	—	399.8
Other current liabilities	227.8	246.7
Total current liabilities	833.0	1,278.5
Long-term debt, including $898.4 million from affiliates	4,364.2	3,919.8
Asset retirement obligations	15.0	14.8
Other long-term liabilities	89.5	20.0
Deferred tax liability	42.4	42.4
Fair value of derivative liabilities	0.2	2.4

Redeemable non-controlling interest	7.2	9.3

Partners’ equity:
Common unitholders (144,358,720 and 353,117,434 units issued and outstanding, respectively)	2,369.9	2,460.8
Series B preferred unitholders (59,154,779 and 58,728,994 units issued and outstanding, respectively)	891.4	889.3
Series C preferred unitholders (400,000 units outstanding)	401.1	395.1
General partner interest (1,594,974 equivalent units outstanding)	218.4	231.2
Accumulated other comprehensive loss	(2.1)	(2.1)
Non-controlling interest	322.1	309.8
Total partners’ equity	4,200.8	4,284.1
Total liabilities and partners’ equity	$9,552.3	$9,571.3

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenues:
Product sales	$1,530.9	$1,499.2
Product sales—related parties	—	3.6
Midstream services	246.5	92.2
Midstream services—related parties	—	166.2
Gain on derivative activity	1.8	0.5
Total revenues	1,779.2	1,761.7
Operating costs and expenses:
Cost of sales (1)	1,363.4	1,381.5
Operating expenses	114.5	109.2
General and administrative	38.6	26.2
Loss on disposition of assets	—	0.1
Depreciation and amortization	152.1	138.1
Total operating costs and expenses	1,668.6	1,655.1
Operating income	110.6	106.6
Other income (expense):
Interest expense, net of interest income	(49.3)	(43.7)
Income from unconsolidated affiliates	5.3	3.0
Other income	—	0.2
Total other expense	(44.0)	(40.5)
Income before non-controlling interest and income taxes	66.6	66.1
Income tax provision	(0.9)	(1.0)
Net income	65.7	65.1
Net income attributable to non-controlling interest	2.9	0.8
Net income attributable to ENLK	$62.8	$64.3
General partner interest in net income (loss)	$(9.3)	$14.8
Limited partners’ interest in net income attributable to ENLK	$47.5	$21.6
Series B preferred interest in net income attributable to ENLK	$18.6	$21.9
Series C preferred interest in net income attributable to ENLK	$6.0	$6.0
____________________________

(1)	Includes related party cost of sales of $8.1 million and $34.1 million for the three months ended March 31, 2019 and 2018, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Equity
Three Months Ended March 31, 2019
(In millions)

	Common Units		Series B Preferred Units		Series C Preferred Units		General Partner Interest		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	Units	$	Units	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2018	$2,460.8	353.1	$889.3	58.7	$395.1	0.4	$231.2	1.6	$(2.1)	$309.8	$4,284.1	$9.3
Adoption of ASC 842	0.3	—	—	—	—	—	—	—	—	—	0.3	—
Balance, January 1, 2019	2,461.1	353.1	889.3	58.7	395.1	0.4	231.2	1.6	(2.1)	309.8	4,284.4	$9.3
Conversion of restricted units for common units, net of units withheld for taxes	(2.8)	0.5	—	—	—	—	—	—	—	—	(2.8)	—
Unit-based compensation	1.4	—	—	—	—	—	12.1	—	—	—	13.5	—
Distributions	(139.4)	—	(16.5)	0.5	—	—	(15.6)	—	—	(6.3)	(177.8)	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	15.7	15.7	—
Fair value adjustment related to redeemable non-controlling interest	2.1	—	—	—	—	—	—	—	—	—	2.1	(2.1)
Issuance of common units to ENLC for acquisition of EOGP	—	55.8	—	—	—	—	—	—	—	—	—	—
Conversion of ENLK common units into ENLC units	—	(265.0)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	47.5	—	18.6	—	6.0	—	(9.3)	—	—	2.9	65.7	—
Balance, March 31, 2019	$2,369.9	144.4	$891.4	59.2	$401.1	0.4	$218.4	1.6	$(2.1)	$322.1	$4,200.8	$7.2

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Equity (Continued)
Three Months Ended March 31, 2018
(In millions)

	Common Units		Series B Preferred Units		Series C Preferred Units		General Partner Interest		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	Units	$	Units	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2017	$3,108.6	349.7	$864.1	57.1	$395.1	0.4	$206.6	1.6	$(2.1)	$233.2	$4,805.5	$4.6
Issuance of common units	0.9	0.1	—	—	—	—	—	—	—	—	0.9	—
Conversion of restricted units for common units, net of units withheld for taxes	(2.7)	0.4	—	—	—	—	—	—	—	—	(2.7)	—
Unit-based compensation	4.4	—	—	—	—	—	4.4	—	—	—	8.8	—
Distributions	(137.6)	—	(16.0)	0.4	—	—	(15.4)	—	—	(10.0)	(179.0)	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	33.3	33.3	—
Adjustment for acquisition of EOGP (Note 1)	2.8	—	—	—	—	—	—	—	—	(2.8)	—	—
Net income	21.6	—	21.9	—	6.0	—	14.8	—	—	0.8	65.1	—
Balance, March 31, 2018	$2,998.0	350.2	$870.0	57.5	$401.1	0.4	$210.4	1.6	$(2.1)	$254.5	$4,731.9	$4.6

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$65.7	$65.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152.1	138.1
Non-cash unit-based compensation	10.9	5.1
Gain on derivatives recognized in net income	(1.8)	(0.5)
Cash settlements on derivatives	4.6	3.1
Amortization of debt issue costs, net discount (premium) of notes	1.8	1.5
Non-cash lease expense	1.6	—
Distribution of earnings from unconsolidated affiliates	2.2	4.6
Income from unconsolidated affiliates	(5.3)	(3.0)
Other operating activities	(2.0)	0.3
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, accrued revenue, and other	76.2	(63.3)
Natural gas and NGLs inventory, prepaid expenses, and other	3.6	7.7
Accounts payable, accrued product purchases, and other accrued liabilities	(51.5)	34.0
Net cash provided by operating activities	258.1	192.7
Cash flows from investing activities:
Additions to property and equipment	(241.5)	(181.5)
Other investing activities	0.5	2.2
Net cash used in investing activities	(241.0)	(179.3)
Cash flows from financing activities:
Proceeds from borrowings	1,368.4	795.0
Payments on borrowings	(1,320.0)	(425.0)
Payment of installment payable for EOGP acquisition	—	(250.0)
Debt financing costs	(5.6)	—
Proceeds from issuance of common units	—	0.9
Distributions to non-controlling interests	(6.3)	(10.0)
Contributions by non-controlling interests, including contributions from affiliates of $10.6 for the three months ended March 31, 2018	15.7	33.3
Distributions to Series B Preferred Units	(16.5)	(16.0)
Distributions to common unitholders and to general partner	(155.0)	(153.0)
Other financing activities	2.8	(2.6)
Net cash used in financing activities	(116.5)	(27.4)
Net decrease in cash and cash equivalents	(99.4)	(14.0)
Cash and cash equivalents, beginning of period	99.5	30.8
Cash and cash equivalents, end of period	$0.1	$16.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$13.9	$14.8
Non-cash investing activities:
Non-cash accrual of property and equipment	$9.5	$(0.3)

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2019
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

EnLink Midstream GP, LLC, a Delaware limited liability company, is our general partner. Our general partner manages our operations and activities. Our general partner is a direct, wholly-owned subsidiary of ENLC. ENLC’s units are traded on the New York Stock Exchange under the symbol “ENLC.” ENLC’s managing member is a wholly-owned subsidiary of GIP.

Transfer of EOGP Interest

On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership in exchange for 55,827,221 ENLK common units, resulting in the Operating Partnership owning 100% of the limited partner interests in EOGP. This acquisition has been accounted for as an acquisition under common control under ASC 805, Business Combinations, resulting in the retrospective adjustment of our prior results. The “Adjustment for acquisition of EOGP (Note 1)” presented in the consolidated statements of changes in partners’ equity represents the adjustment due to the recast to offset distributions paid to ENLC and contributions received from ENLC for its related ownership in EOGP.

Simplification of the Corporate Structure

On October 21, 2018, ENLK, ENLC, the general partner of ENLK, the managing member of ENLC, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. As a result of the Merger:

•
Each issued and outstanding ENLK common unit (except for ENLK common units held by ENLC and its subsidiaries) was converted into 1.15 ENLC common units, which resulted in ENLC owning all of the remaining outstanding ENLK common units.

•	Our general partner’s incentive distribution rights in ENLK were eliminated.

•
The Series B Preferred Units continue to be issued and outstanding, except that certain terms of the Series B Preferred Units have been modified pursuant to an amended partnership agreement of ENLK. See “Note 7—Partners' Capital” for additional information regarding the modified terms of the Series B Preferred Units.

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

•	The Series C Preferred Units and all of ENLK’s then-existing senior notes continue to be issued and outstanding following the Merger.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

•
Each unit-based award issued and outstanding immediately prior to the effective time of the Merger under the GP Plan and the 2014 Plan has been converted into an award with respect to ENLC common units with substantially similar terms as were in effect immediately prior to the effective time.

•
Each unit-based award with performance-based vesting conditions issued and outstanding immediately prior to the effective time of the Merger under the GP Plan has been modified such that the performance metric for such award relates (on a weighted average basis) to (i) the combined performance of ENLC and ENLK for periods preceding the effective time of the Merger and (ii) the performance of ENLC for periods on and after the effective time of the Merger.

•	ENLC assumed the outstanding debt under the Term Loan and ENLK became a guarantor thereof. See “Note 6—Long-Term Debt” for additional information regarding the Term Loan.

•
We refinanced our existing revolving credit facilities at ENLK and ENLC. In connection with the Merger, ENLC entered into the Consolidated Credit Facility, with respect to which ENLK is a guarantor. See “Note 6—Long-Term Debt” for additional information regarding the Consolidated Credit Facility.

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

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Revenue Recognition

Minimum Volume Commitments and Firm Transportation Contracts

Certain of our gathering and processing agreements provide for quarterly or annual MVCs. Under these agreements, our customers or suppliers agree to ship and/or process a minimum volume of product on our systems over an agreed time period. If a customer or supplier under such an agreement fails to meet its MVC for a specified period, the customer is obligated to pay a contractually-determined fee based upon the shortfall between actual product volumes and the MVC for that period. Some of these agreements also contain make-up right provisions that allow a customer or supplier to utilize gathering or processing fees in excess of the MVC in subsequent periods to offset shortfall amounts in previous periods. We record revenue under MVC contracts during periods of shortfall when it is known that the customer cannot, or will not, make up the deficiency in subsequent periods. Deficiency fee revenue is included in midstream services revenue.

For our firm transportation contracts, we transport commodities owned by others for a stated monthly fee for a specified monthly quantity with an additional fee based on actual volumes. We include transportation fees from firm transportation contracts in our midstream services revenue.

The following table summarizes the contractually committed fees that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. These fees do not represent the shortfall amounts we expect to collect under our MVC contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs during these periods. For example, for the three months ended March 31, 2019, we had contractual commitments of $38.5 million under our MVC contracts and recorded $3.8 million of revenue due to volume shortfalls.

MVC and Firm Transportation Commitments (1)
2019 (remaining)	$196.7
2020	252.7
2021	104.7
2022	94.3
2023	91.6
Thereafter	279.7
Total	$1,019.7
____________________________

(1)	Amounts do not represent expected shortfall under these commitments.

(c)    Accounting Standards to be Adopted in Future Periods

On August 29, 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which amends ASC 350-40, Internal-Use Software (“ASC 350-40”) to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350-40 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. To the extent costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Operating expenses” or “General and administrative” in the consolidated statement of operations, rather than “Depreciation and amortization.” We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements and will adopt ASU 2018-15 effective January 1, 2020.

(d) Adopted Accounting Standards

Effective January 1, 2019, we adopted ASC 842, Leases, using the modified retrospective approach whereby we recognized leases on our consolidated balance sheet by recording a right-of-use asset and lease liability. We applied certain practical expedients that were allowed in the adoption of ASC 842, including not reassessing existing contracts for lease arrangements, not reassessing existing lease classification, not recording a right-of-use asset or lease liability for leases of twelve months or less, and not separating lease and non-lease components of a lease arrangement. In connection with the adoption of ASC 842 in January 2019, we recorded a lease liability of $97.6 million, a right-of-use asset of $75.3 million, and a reduction of $22.6 million in other liabilities previously recorded related to lease incentives. For additional information about our adoption of ASC 842, refer to “Note 5—Leases.”

(3) Intangible Assets

Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from 5 to 20 years.

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Three Months Ended March 31, 2019
Customer relationships, beginning of period	$1,795.8	$(422.2)	$1,373.6
Amortization expense	—	(30.9)	(30.9)
Customer relationships, end of period	$1,795.8	$(453.1)	$1,342.7

The weighted average amortization period is 15.0 years. Amortization expense was $30.9 million and $30.8 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2019 (remaining)	$92.8
2020	123.7
2021	123.7
2022	123.7
2023	123.6
Thereafter	755.2
Total	$1,342.7

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(4) Related Party Transactions

(a) Transactions with ENLC

Simplification of the Corporate Structure. On October 21, 2018, ENLK, ENLC, the general partner of ENLK, the managing member of ENLC, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. See “Note 1—General” for more information on this transaction.

Transfer of EOGP Interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership in exchange for 55,827,221 ENLK common units, resulting in the Operating Partnership owning 100% of the limited partner interests in EOGP.

Intercompany Debt. Intercompany debt includes borrowings under the Term Loan and the Consolidated Credit Facility to fund the operations and growth capital expenditures of ENLK through an intercompany arrangement with ENLC. Interest charged to ENLK for borrowings made through the intercompany arrangement will be substantially the same as interest charged to ENLC on borrowings under the Term Loan and the Consolidated Credit Facility. As of March 31, 2019, $898.4 million of intercompany debt is included in “Long-term debt” in the consolidated balance sheet related to these borrowings.

(b) Transactions with Devon

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

For the three months ended March 31, 2018, Devon accounted for 9.8% of our revenues.

(c) Transactions with Cedar Cove JV

For the three months ended March 31, 2019 and 2018, we recorded cost of sales of $8.1 million and $13.0 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our central Oklahoma processing facilities. We had accounts receivable balances related to transactions with the Cedar Cove JV of $0.4 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $2.6 million and $4.3 million at March 31, 2019 and December 31, 2018, respectively.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(5) Leases

Effective with the adoption of ASC 842 in January 2019, we evaluate new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period of time in exchange for periodic payments. A lease exists if we obtain substantially all of the economic benefits of an asset, and we have the right to direct the use of that asset. When a lease exists, we record a right-of-use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate we could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs incurred to enter the lease, less the cost of any incentives received from the lessor. The majority of our leases are for the following types of assets:

•
Office space- Our primary offices are in Dallas, Houston, and Midland, with smaller offices in other locations near our assets. Our office leases are long-term in nature and represent $64.1 million of our lease liability and $42.8 million of our right-of-use asset as of March 31, 2019. These office leases typically include variable lease costs related to utility

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

expenses, which are determined based on our pro-rata share of the building expenses each month and expensed as incurred.

•
Compression and other field equipment- We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew from month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $19.2 million of our lease liability and $23.0 million of our right-of-use asset as of March 31, 2019. Under certain agreements, we may incur variable lease costs related to incidental services provided by the equipment lessor, which are expensed as incurred.

•
Office equipment- We rent office equipment for a monthly fee. These leases are typically for several years and represent $0.8 million of our lease liability and $0.8 million of our right-of-use asset as of March 31, 2019.

•
Land and land easements- We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset and represent $14.9 million of our lease liability and $13.2 million of our right-of-use asset as of March 31, 2019.

Lease balances are recorded on the consolidated balance sheets as follows (in millions):

March 31, 2019
Finance leases:
Property and equipment	$5.2
Accumulated depreciation	(0.7)
Property and equipment, net of accumulated depreciation	$4.5
Other current liabilities	$0.8

Operating leases:
Other assets, net	$75.3
Other current liabilities	$17.3
Other long-term liabilities	$80.9

Certain of our lease agreements have options to extend the lease for a certain period after the expiration of the initial term. We recognize the cost of a lease over the expected total term of the lease, including optional renewal periods that we can reasonably expect to exercise. We do not have material obligations whereby we guarantee a residual value on assets we lease, nor do our lease agreements impose restrictions or covenants that could affect our ability to make distributions.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. The components of total lease expense are as follows (in millions):

Three Months Ended March 31,
2019
Finance lease expense:
Amortization of right-of-use asset	$0.7
Interest on lease liability	—
Operating lease expense:
Long-term operating lease expense	6.3
Short-term lease expense	6.9
Variable lease expense	1.6
Total lease expense	$15.5

Other information about our leases are as follows (dollar amounts in millions, lease terms in years):

Three Months Ended March 31,
2019
Supplemental cash flow information:
Cash payments for finance leases included in cash flows from financing activities	$0.4
Cash payments for operating leases included in cash flows from operating activities	$7.0
Right-of-use assets obtained in exchange for operating lease liabilities	$80.6

Other lease information
Weighted-average remaining lease term - Finance leases	0.5 years
Weighted-average remaining lease term - Operating leases	11.6 years
Weighted-average discount rate - Finance leases	9.3%
Weighted-average discount rate - Operating leases	5.2%

The following table summarizes the maturity of our lease liability as of March 31, 2019 (in millions):

	Total	2019 (remaining)	2020	2021	2022	2023	Thereafter
Undiscounted finance lease liability	$0.8	$0.8	$—	$—	$—	$—	$—
Reduction due to present value	—	—	—	—	—	—	—
Finance lease liability	0.8	0.8	—	—	—	—	—

Undiscounted operating lease liability	139.2	16.5	16.0	12.9	9.1	8.9	75.8
Reduction due to present value	(41.0)	(3.6)	(4.2)	(3.7)	(3.4)	(3.0)	(23.1)
Operating lease liability	98.2	12.9	11.8	9.2	5.7	5.9	52.7
Total lease liability	$99.0	$13.7	$11.8	$9.2	$5.7	$5.9	$52.7

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(6) Long-Term Debt

As of March 31, 2019 and December 31, 2018, long-term debt consisted of the following (in millions):

	March 31, 2019			December 31, 2018
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Intercompany debt (1)	$898.4	$—	$898.4	$—	$—	$—
Term Loan due 2021 (2)	—	—	—	850.0	—	850.0
2.70% Senior unsecured notes due 2019 (3)	400.0	—	400.0	400.0	—	400.0
4.40% Senior unsecured notes due 2024	550.0	1.7	551.7	550.0	1.8	551.8
4.15% Senior unsecured notes due 2025	750.0	(0.8)	749.2	750.0	(0.9)	749.1
4.85% Senior unsecured notes due 2026	500.0	(0.5)	499.5	500.0	(0.5)	499.5
5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
5.05% Senior unsecured notes due 2045	450.0	(6.1)	443.9	450.0	(6.2)	443.8
5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,398.4	$(6.0)	4,392.4	$4,350.0	$(6.1)	4,343.9
Debt issuance cost (4)			(28.2)			(24.3)
Less: Current maturities of long-term debt (3)			—			(399.8)
Long-term debt, net of unamortized issuance cost			$4,364.2			$3,919.8
____________________________

(1)
Intercompany debt includes borrowings under the Term Loan and the Consolidated Credit Facility to fund the operations and growth capital expenditures of ENLK through an intercompany arrangement with ENLC. Interest charged to ENLK for borrowings made through the intercompany arrangement will be substantially the same as interest charged to ENLC on borrowings under the Term Loan and the Consolidated Credit Facility.

(2)
In December 2018, ENLK entered into an $850.0 million, three-year unsecured Term Loan. Borrowings under the Term Loan bear interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.9% at December 31, 2018. In connection with the closing of the Merger, the Term Loan was assumed by ENLC, and we became a guarantor of the Term Loan.

(3)
The 2.70% senior unsecured notes matured on April 1, 2019 and were refinanced through borrowings on the intercompany debt. Therefore, the outstanding principal balance, net of discount and debt issuance costs, is classified as “Long-term debt” on the consolidated balance sheet as of March 31, 2019 and “Current maturities of long-term debt” as of December 31, 2018.

(4)	Net of amortization of $10.9 million and $15.3 million at March 31, 2019 and December 31, 2018, respectively.

Consolidated Credit Facility

On December 11, 2018, ENLC entered into the Consolidated Credit Facility, which permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC defaults on the Consolidated Credit Facility, ENLK will be liable for the entire outstanding balance ($160.0 million as of March 31, 2019), and 105% of the outstanding letters of credit under the Consolidated Credit Facility. The obligations under the Consolidated Credit Facility are unsecured.
The Consolidated Credit Facility includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $2.25 billion for all commitments under the Consolidated Credit Facility.
The Consolidated Credit Facility will mature on January 25, 2024, unless ENLC requests, and the requisite lenders agree, to extend it pursuant to its terms. The Consolidated Credit Facility contains certain financial, operational, and legal covenants. The financial covenants are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The financial covenants include (i) maintaining a ratio of consolidated EBITDA (as defined in the Consolidated Credit Facility, which term includes projected EBITDA from certain capital expansion projects) to consolidated interest charges of no less than 2.5 to 1.0 at all times prior to the occurrence of an investment grade event (as defined in the Consolidated Credit Facility) and (ii) maintaining a ratio of consolidated indebtedness to

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

consolidated EBITDA of no more than 5.0 to 1.0. If ENLC consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, ENLC can elect to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters.
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

At March 31, 2019, ENLC was in compliance with and expects to be in compliance with the covenants of the Consolidated Credit Facility for at least the next twelve months. Accordingly, we do not expect to make payments related to our guarantee of the $160.0 million outstanding on the Consolidated Credit Facility.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. On December 11, 2018, ENLK borrowed $850.0 million under the Term Loan and used the net proceeds to repay obligations outstanding under the ENLK Credit Facility. Upon the closing of the Merger, ENLC assumed ENLK’s obligations under the Term Loan, and ENLK became a guarantor of the Term Loan. In the event that ENLC defaults on the Term Loan, the outstanding balance immediately becomes due, and ENLK will be liable for any amount owed on the Term Loan not paid by ENLC. The outstanding balance of the Term Loan was $850.0 million as of March 31, 2019. The obligations under the Term Loan are unsecured.

The Term Loan will mature on December 10, 2021. The Term Loan contains certain financial, operational, and legal covenants. The financial covenants are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The financial covenants include (i) maintaining a ratio of consolidated EBITDA (as defined in the Term Loan, which term includes projected EBITDA from certain capital expansion projects) to consolidated interest charges of no less than 2.50 to 1.0 at all times prior to the occurrence of an investment grade event (as defined in the Term Loan) and (ii) maintaining a ratio of consolidated indebtedness to consolidated EBITDA of no more than 5.0 to 1.0. If ENLC consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, ENLC can elect to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters.

Borrowings under the Term Loan bear interest at ENLC’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin (ranging from 1.0% to 1.75%) or the Base Rate (the highest of the Federal Funds Rate plus 0.5%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.0% to 0.75%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants included in the Term Loan, amounts outstanding under the Term Loan may become due and payable immediately.

At March 31, 2019, ENLC was in compliance with and expects to be in compliance with the covenants of the Term Loan for at least the next twelve months. Accordingly, we do not expect to make payments related to our guarantee of the $850.0 million outstanding on the Term Loan.

(7) Partners' Capital

(a) Series B Preferred Units

Prior to the closing of the Merger, Series B Preferred Unit distributions were payable quarterly in cash at an amount equal to $0.28125 per Series B Preferred Unit (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) an amount equal to (i) the excess, if any, of the distribution that would have been payable had the Series B Preferred Units converted into ENLK common units over the Cash Distribution Component, divided by (ii) the issue price of $15.00 (the “Issue Price”).

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Following the closing of the Merger, and beginning with the quarter ended March 31, 2019, the holder of the Series B Preferred Units will be entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units as described below.  The quarterly in-kind distribution (the “Series B PIK Distribution”) will equal the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the exchange ratio of 1.15 ENLC common units for each Series B Preferred Unit, subject to certain adjustments (the “Series B Exchange Ratio”), over (2) the Cash Distribution Component, divided by (y) the Issue Price.  The quarterly cash distribution will consist of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the Series B PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the Series B PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. For the three months ended March 31, 2019 and 2018, $18.6 million and $21.9 million of income, respectively, was allocated to the Series B Preferred Units.

A summary of the distribution activity relating to the Series B Preferred Units during the three months ended March 31, 2019 and 2018 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash Distribution (in millions)	Date paid/payable
2019
Fourth Quarter of 2018	425,785	$16.5	February 13, 2019
First Quarter of 2019	147,887	$16.7	May 14, 2019

2018
Fourth Quarter of 2017	413,658	$16.0	February 13, 2018
First Quarter of 2018	416,657	$16.2	May 14, 2018

(b)	Series C Preferred Units

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by our general partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%. Income is allocated to the Series C Preferred Units in an amount equal to the earned distributions for the respective reporting period. For the three months ended March 31, 2019 and 2018, $6.0 million and $6.0 million of income was allocated to the Series C Preferred Units, respectively.

Following the Merger, the Series C Preferred Units remained issued and outstanding with the terms set forth above.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(c)	Common Unit Distributions

A summary of the distribution activity relating to the common units for periods prior to the Merger is provided below:

Declaration period	Distribution/unit	Date paid/payable
2019
Fourth Quarter of 2018	$0.39	February 13, 2019

2018
Fourth Quarter of 2017	$0.39	February 13, 2018
First Quarter of 2018	$0.39	May 14, 2018

(d)	Allocation of ENLK Income

Prior to the closing of the Merger and for the three months ended March 31, 2018, net income was allocated to our general partner in an amount equal to its incentive distribution rights. Prior to the closing of the Merger, ENLK was required to pay the general partner incentive distributions in the amount of 13.0% of ENLK distributions in excess of $0.25 per unit, 23.0% of ENLK distributions in excess of $0.3125 per unit, and 48.0% of ENLK distributions in excess of $0.375 per unit. The general partner was not entitled to incentive distributions with respect to (i) distributions on the Series B Preferred Units until such units converted into common units or (ii) the Series C Preferred Units. At the closing of the Merger, our general partner’s incentive distribution rights in ENLK were eliminated.

For the three months ended March 31, 2018, our general partner’s share of net income consisted of incentive distribution rights to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units, and the percentage interest of our net income adjusted for ENLC’s unit-based compensation specifically allocated to our general partner. The net income allocated to the general partner is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Income allocation for incentive distributions	$—	$14.8
Unit-based compensation attributable to ENLC’s restricted and performance units	(12.1)	(4.4)
General partner share of net income	0.4	0.2
General partner interest in EOGP acquisition	2.4	4.2
General partner interest in net income (loss)	$(9.3)	$14.8

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(8) Investment in Unconsolidated Affiliates

As of March 31, 2019, our unconsolidated investments consisted of a 38.75% ownership in GCF and an approximate 30% ownership in the Cedar Cove JV.

The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
GCF
Distributions	$2.2	$5.7
Equity in income	$5.7	$4.6

Cedar Cove JV
Distributions	$0.3	$0.3
Equity in loss	$(0.4)	$(1.6)

Total
Distributions	$2.5	$6.0
Equity in income	$5.3	$3.0

The following table shows the balances related to our investment in unconsolidated affiliates as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
GCF	$45.4	$41.9
Cedar Cove JV	37.5	38.2
Total investment in unconsolidated affiliates	$82.9	$80.1

(9) Employee Incentive Plans

(a)	Long-Term Incentive Plans

Prior to the Merger, ENLC and ENLK each had similar unit-based compensation payment plans for officers and employees. ENLC grants unit-based awards under the 2014 Plan, and ENLK granted unit-based awards under the GP Plan. As of the closing of the Merger, (i) ENLC assumed all obligations in respect of the GP Plan and the outstanding awards granted thereunder (the “Legacy ENLK Awards”) and (ii) the Legacy ENLK Awards converted into ENLC unit-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate. In addition, as of the closing of the Merger, the performance metric of each Legacy ENLK Award and each then outstanding award under the 2014 Plan with performance-based vesting conditions was modified as discussed in (c) and (e) below. Following the consummation of the Merger, no additional awards will be granted under the GP Plan.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Cost of unit-based compensation charged to operating expense	$0.3	$2.0
Cost of unit-based compensation charged to general and administrative expense	10.6	3.1
Total unit-based compensation expense	$10.9	$5.1

(b)	EnLink Midstream Partners, LP Restricted Incentive Units

ENLK restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLK common units on such date. A summary of the restricted incentive unit activity for the three months ended March 31, 2019 is provided below:

	Three Months Ended March 31, 2019
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,556,270	$14.43
Vested (1)	(722,853)	10.02
Forfeited	(4,490)	11.93
Converted to ENLC (2)	(1,828,927)	16.11
Non-vested, end of period	—	$—
____________________________

(1)	Vested units included 249,201 units withheld for payroll taxes paid on behalf of employees.

(2)	As a result of the Merger, the Legacy ENLK Awards converted into ENLC unit-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2019 and 2018 is provided below (in millions):

	Three Months Ended March 31,
EnLink Midstream Partners, LP Restricted Incentive Units:	2019	2018
Aggregate intrinsic value of units vested	$8.0	$8.7
Fair value of units vested	$7.2	$12.8

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(c)	EnLink Midstream Partners, LP Performance Units

Prior to the Merger, our general partner granted performance awards under the GP Plan. The performance award agreements provided that the vesting of performance units (i.e., performance-based restricted incentive units) granted thereunder was dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. The performance award agreements contemplated that the Peer Companies for an individual performance award (the “Subject Award”) were the companies comprising the AMZ, excluding ENLK and ENLC, on the grant date for the Subject Award. The performance units would vest based on the percentile ranking of the average of ENLK’s and ENLC’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies. As of the closing of the Merger, these performance-based Legacy ENLK Awards were modified, such that, the performance goal will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods on and after the effective time of the Merger. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units ranges from zero to 200% of the units granted depending on the extent to which the related performance goals are achieved over the relevant performance period.

The fair value of each performance unit was estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of ENLK’s common units and the designated Peer Companies’ securities; (iii) an estimated ranking of ENLK among the designated Peer Companies; and (iv) the distribution yield. The fair value of the performance unit on the date of grant is expensed over a vesting period of approximately three years.

The following table presents a summary of the performance units:

	Three Months Ended March 31, 2019
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	451,669	$17.74
Vested (1)	(161,410)	10.54
Converted to ENLC (2)	(290,259)	28.31
Non-vested, end of period	—	$—
____________________________

(1)	Vested units included 62,403 units withheld for payroll taxes paid on behalf of employees.

(2)
As a result of the Merger, the performance-based Legacy ENLK Awards converted into ENLC performance-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2019 and 2018 is provided below (in millions).

	Three Months Ended March 31,
EnLink Midstream Partners, LP Performance Units:	2019	2018
Aggregate intrinsic value of units vested	$2.1	$2.0
Fair value of units vested	$1.7	$4.1

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(d)	EnLink Midstream, LLC Restricted Incentive Units

ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the three months ended March 31, 2019 is provided below:

	Three Months Ended March 31, 2019
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,425,867	$14.62
Granted (1)	1,770,170	11.45
Vested (1)(2)	(1,214,354)	10.35
Forfeited	(54,090)	11.71
Converted from ENLK (3)	2,103,266	14.01
Non-vested, end of period	5,030,859	$14.31
Aggregate intrinsic value, end of period (in millions)	$64.3
____________________________

(1)
Restricted incentive units typically vest at the end of three years. In March 2019, ENLC granted 420,842 restricted incentive units with a fair value of $4.8 million to officers and certain employees as bonus payments for 2018, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.

(2)	Vested units included 409,384 units withheld for payroll taxes paid on behalf of employees.

(3)	Represents Legacy ENLK Awards that were converted into ENLC unit-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2019 and 2018 is provided below (in millions):

	Three Months Ended March 31,
EnLink Midstream, LLC Restricted Incentive Units:	2019	2018
Aggregate intrinsic value of units vested	$12.4	$8.9
Fair value of units vested	$12.6	$13.1

As of March 31, 2019, there was $44.6 million of unrecognized compensation cost related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted-average period of 2.0 years.

For all restricted incentive unit awards granted after March 8, 2019 to certain officers and employees (the “grantee”), such awards (the “Subject Grants”) generally provide that, subject to the satisfaction of the conditions set forth in the agreement, the Subject Grants will vest on the third anniversary of the vesting commencement date (the “Regular Vesting Date”). The Subject Grants will be forfeited if the grantee’s employment or service with ENLC and its affiliates terminates prior to the Regular Vesting Date except that the Subject Grants will vest in full or on a pro-rated basis for certain terminations of employment or service prior to the Regular Vesting Date. For instance, the Subject Grants will vest on a pro-rated basis for any terminations of the grantee’s employment: (i) due to retirement, (ii) by ENLC or its affiliates without cause, or (iii) by the grantee for good reason (each, a “Covered Termination” and more particularly defined in the Subject Grants agreement) except that the Subject Grants will vest in full if the applicable Covered Termination is a “normal retirement” (as defined in the Subject Grants agreement) or the applicable Covered Termination occurs after a change of control (if any). The Subject Grants will vest in full if death or a qualifying disability occurs prior to the Regular Vesting Date.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(e)	EnLink Midstream, LLC’s Performance Units

ENLC grants performance awards under the 2014 Plan. The performance award agreements provide that the vesting of performance units (i.e., performance-based restricted incentive units) granted thereunder is dependent on the achievement of certain performance goals over the applicable performance period. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units ranges from zero to 200% of the units granted depending on the extent to which the related performance goals are achieved over the relevant performance period.

Performance awards granted prior to March 8, 2019 provided that the vesting of performance units granted was dependent on the achievement of certain TSR performance goals relative to the TSR achievement of the Peer Companies over the applicable performance period. Prior to the Merger, vesting of the performance units was based on the percentile ranking of the EnLink TSR for the applicable performance period relative to the TSR achievement of the Peer Companies. As of the effective time of the Merger, these performance-based awards were modified, such that, the performance goal will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods on and after the effective time of the Merger.

 The following table presents a summary of the performance units:

	Three Months Ended March 31, 2019
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	418,149	$19.15
Granted	907,337	13.53
Vested (1)	(161,286)	11.71
Converted from ENLK (2)	333,798	25.84
Non-vested, end of period	1,497,998	$18.04
Aggregate intrinsic value, end of period (in millions)	$19.1
____________________________

(1)	Vested units included 62,219 units withheld for payroll taxes paid on behalf of employees.

(2)
As a result of the Merger, the performance-based Legacy ENLK Awards converted into ENLC performance-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2019 and 2018 is provided below (in millions):

	Three Months Ended March 31,
EnLink Midstream, LLC Performance Units:	2019	2018
Aggregate intrinsic value of units vested	$1.8	$1.9
Fair value of units vested	$1.9	$4.2

As of March 31, 2019, there was $16.6 million of unrecognized compensation cost that related to non-vested ENLC performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

In connection with the GIP Transaction, certain outstanding performance unit agreements were modified to, among other things: (i) provide that the awards granted thereunder did not vest due to the closing of the GIP Transaction, and (ii) increase the minimum vesting of units from zero to 100% as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2018. The modified performance units retained the original vesting schedules. As a result of the modifications, we will recognize an additional $2.1 million compensation cost over the life of these ENLC performance units.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

In connection with the Merger, Legacy ENLK Awards with “performance-based” vesting and payment conditions were modified to reflect the Performance Metric Adjustment (as defined in the Merger Agreement) as described in our Current Report on Form 8-K filed with the Commission on January 29, 2019. The modified performance units retained the original vesting schedules. As a result of the modifications, we will recognize an additional $0.7 million in compensation costs over the life of the Legacy ENLK Awards.

2019 Performance Unit Awards

For all performance awards granted after March 8, 2019 to the grantee, the vesting of performance units is dependent on (a) the grantee’s continued employment or service with ENLC or its affiliates for all relevant periods and (b) EnLink TSR and a performance goal based on cash flow (“Cash Flow”). At the time of grant, the Board of Directors of the managing member of ENLC (the “Board”) will determine the relative weighting of the two performance goals by including in the award agreement the number of units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) versus the achievement of the Cash Flow performance goals (the “Total CF Units”). These performance awards have four separate performance periods: (i) three performance periods are each of the first, second, and third calendar years that occur following the vesting commencement date of the performance awards and (ii) the fourth performance period is the cumulative three-year period from the vesting commencement date through the third anniversary thereof (the “Cumulative Performance Period”).

One-fourth of the Total TSR Units (the “Tranche TSR Units”) relates to each of the four performance periods described above. Following the end date of a given performance period, the Governance and Compensation Committee (the “Committee”) of the Board will measure and determine the TSR performance of ENLC (the “ENLC TSR”) relative to the TSR performance of a designated group of peer companies (the “Designated Peer Companies”) to determine the Tranche TSR Units that are eligible to vest, subject to the grantee’s continued employment or service with ENLC or its affiliates through the end date of the Cumulative Performance Period. In short, the TSR for a given performance period is defined as (i)(A) the average closing price of a common equity security at the end of the relevant performance period minus (B) the average closing price of a common equity security at the beginning of the relevant performance period plus (C) reinvested dividends divided by (ii) the average closing price of a common equity security at the beginning of the relevant performance period.

The following table sets out the levels at which the Tranche TSR Units may vest (using linear interpolation) based on the ENLC TSR percentile ranking for the applicable performance period relative to the TSR achievement of the Designated Peer Companies:

Performance Level	Achieved ENLC TSR Position Relative to Designated Peer Companies	Vesting percentage of the Tranche TSR Units
Below Threshold	Less than 25%	0%
Threshold	Equal to 25%	50%
Target	Equal to 50%	100%
Maximum	Greater than or Equal to 75%	200%

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Approximately one-third of the Total CF Units (the “Tranche CF Units”) relates to each of the first three performance periods described above (i.e., the Cash Flow performance goal does not relate to the Cumulative Performance Period). The Board will establish the Cash Flow performance targets for purposes of the column in the table below titled “ENLC’s Achieved Cash Flow” for each performance period no later than March 31 of the year in which the relevant performance period begins. Following the end date of a given performance period, the Committee will measure and determine the Cash Flow performance of ENLC to determine the Tranche CF Units that are eligible to vest, subject to the grantee’s continued employment or service with ENLC or its affiliates through the end of the Cumulative Performance Period. In short, the Performance-Based Award Agreement defines Cash Flow for a given performance period as (A)(i) ENLC’s adjusted EBITDA minus (ii) interest expense, current taxes and other, maintenance capital expenditures, and preferred unit accrued distributions divided by (B) the time-weighted average number of ENLC’s common units outstanding during the relevant performance period. The following table sets out the levels at which the Tranche CF Units will be eligible to vest (using linear interpolation) based on the Cash Flow performance of ENLC for the performance period ending December 31, 2019:

Performance Level	ENLC’s Achieved Cash Flow	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.43	0%
Threshold	Equal to $1.43	50%
Target	Equal to $1.55	100%
Maximum	Greater than or Equal to $1.72	200%

The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of ENLC’s common units and the Designated Peer Companies’ or Peer Companies’ securities as applicable; (iii) an estimated ranking of ENLC among the Designated Peer Companies or Peer Companies, and (iv) the distribution yield. The fair value of the performance unit on the date of grant is expensed over a vesting period of approximately three years.

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

EnLink Midstream, LLC Performance Units:	March 2019
Beginning TSR price	$10.92
Risk-free interest rate	2.42%
Volatility factor	33.86%
Distribution yield	9.7%

(10) Derivatives

Interest Rate Swaps

We periodically enter into interest rate swaps in connection with new debt issuances. During the debt issuance process, we are exposed to variability in future long-term debt interest payments that may result from changes in the benchmark interest rate (commonly the U.S. Treasury yield) prior to the debt being issued. In order to hedge this variability, we enter into interest rate swaps to effectively lock in the benchmark interest rate at the inception of the swap. Prior to 2017, we did not designate interest rate swaps as hedges and, therefore, included the associated settlement gains and losses as interest expense, net of interest income, on the consolidated statements of operations.

In May 2017, we entered into an interest rate swap in connection with the issuance of our 2047 Notes. In accordance with ASC 815, we designated this swap as a cash flow hedge. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated comprehensive loss on the consolidated balance sheets. We will amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. There was no ineffectiveness related to the hedge. For the three months ended March 31, 2019, we amortized an immaterial amount of the settlement loss into interest expense from accumulated other comprehensive income (loss). We expect to recognize $0.1 million of interest expense out of accumulated other comprehensive income (loss) over the next twelve months. We have no open interest rate swap positions as of March 31, 2019.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Assets and liabilities related to our derivative contracts are included in the fair value of derivative assets and liabilities, and the change in fair value of these contracts is recorded net as a gain (loss) on derivative activity in “Gain on derivative activity” in the consolidated statements of operations. We estimate the fair value of all of our derivative contracts based upon actively-quoted prices of the underlying commodities.

The components of gain on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended March 31,
	2019	2018
Change in fair value of derivatives	$(2.0)	$(3.5)
Realized gain on derivatives	3.8	4.0
Gain on derivative activity	$1.8	$0.5

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	March 31, 2019	December 31, 2018
Fair value of derivative assets—current	$8.7	$28.6
Fair value of derivative assets—long-term	4.6	4.1
Fair value of derivative liabilities—current	(6.6)	(21.8)
Fair value of derivative liabilities—long-term	(0.2)	(2.4)
Net fair value of derivatives	$6.5	$8.5

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Set forth below are the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at March 31, 2019 (in millions). The remaining term of the contracts extend no later than December 2022.

		March 31, 2019
Commodity	Instruments	Unit	Volume	Fair Value
NGL (short contracts)	Swaps	Gallons	(13.8)	$1.2
NGL (long contracts)	Swaps	Gallons	2.6	(0.1)
Natural Gas (short contracts)	Swaps	MMBtu	(3.0)	—
Natural Gas (long contracts)	Swaps	MMBtu	4.6	(1.1)
Crude and condensate (short contracts)	Swaps	MMbbls	(12.7)	9.7
Crude and condensate (long contracts)	Swaps	MMbbls	1.5	(3.2)
Total fair value of derivatives				$6.5

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing swap contracts, the maximum loss on our gross receivable position of $13.3 million as of March 31, 2019 would be reduced to $7.5 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

(11) Fair Value Measurements

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

Net assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	March 31, 2019	December 31, 2018
Commodity Swaps (1)	$6.5	$8.5

(1)
The fair values of derivative contracts included in assets or liabilities for risk management activities represent the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for our credit risk and/or the counterparty credit risk as required under ASC 820.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities of long-term debt (1)	$4,364.2	$4,210.0	$4,319.6	$3,953.6
Secured term loan receivable	$52.5	$52.5	$51.1	$51.1
____________________________

(1)
The carrying value of long-term debt, including current maturities of long-term debt, is reduced by debt issuance costs of $28.2 million and $24.3 million at March 31, 2019 and December 31, 2018, respectively. The respective fair values do not factor in debt issuance costs.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

As of March 31, 2019 and December 31, 2018, we had total borrowings under senior unsecured notes of $3.5 billion maturing between 2019 and 2047 with fixed interest rates ranging from 2.7% to 5.6%.

The fair values of all senior unsecured notes as of March 31, 2019 and December 31, 2018 were based on Level 2 inputs from third-party market quotations. The fair values of the secured term loan receivable were calculated using Level 2 inputs from third-party banks.

(12) Segment Information

Effective January 1, 2019, we changed our reportable operating segments to reflect how we currently make financial decisions and allocate resources. As of December 31, 2018, our reportable operating segments consisted of the following: (i) natural gas gathering, processing, transmission, and fractionation operations located in north Texas and the Permian Basin primarily in west Texas, (ii) natural gas pipelines, processing plants, storage facilities, NGL pipelines, and fractionation assets in Louisiana, (iii) natural gas gathering and processing operations located throughout Oklahoma, and (iv) crude rail, truck, pipeline, and barge facilities in west Texas, south Texas, Louisiana, Oklahoma, and ORV. Effective January 1, 2019, we are reporting financial performance in five segments: Permian, North Texas, Oklahoma, Louisiana, and Corporate. Crude and condensate operations are combined regionally with natural gas and NGL operations in the Oklahoma and Permian segments, and ORV operations are included in the Louisiana segment. We have recast the segment information for the three months ended March 31, 2018 to conform to the current period presentation.

Identification of the majority of our operating segments is based principally upon geographic regions served:

•
Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in west Texas and eastern New Mexico and our crude operations in south Texas;

•	North Texas Segment. The North Texas segment includes our natural gas gathering, processing, and transmission activities in north Texas;

•
Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities, and our crude oil operations in the Cana-Woodford, Arkoma-Woodford, northern Oklahoma Woodford, STACK, and CNOW shale areas;

•
Louisiana Segment. The Louisiana segment includes our natural gas pipelines, natural gas processing plants, storage facilities, fractionation facilities, and NGL assets located in Louisiana and our crude oil operations in ORV; and

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

•
Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, our ownership interest in GCF in south Texas, our derivative activity, and our general corporate assets and expenses.

We evaluate the performance of our operating segments based on segment profits. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Three Months Ended March 31, 2019
Natural gas sales	$36.1	$50.6	$61.6	$122.2	$—	$270.5
NGL sales	(0.2)	9.3	8.9	573.1	—	591.1
Crude oil and condensate sales	580.8	—	29.6	58.8	—	669.2
Other	—	—	0.1	—	—	0.1
Product sales	616.7	59.9	100.2	754.1	—	1,530.9
NGL sales—related parties	97.2	28.5	126.1	3.2	(255.0)	—
Crude oil and condensate sales—related parties	4.0	1.0	—	—	(5.0)	—
Product sales—related parties	101.2	29.5	126.1	3.2	(260.0)	—
Gathering and transportation	10.3	63.6	55.3	17.2	—	146.4
Processing	7.7	21.1	34.1	0.9	—	63.8
NGL services	—	—	—	11.7	—	11.7
Crude services	5.2	—	4.0	13.8	—	23.0
Other services	1.5	0.2	(0.3)	0.2	—	1.6
Midstream services	24.7	84.9	93.1	43.8	—	246.5
NGL services—related parties	—	—	—	(3.0)	3.0	—
Crude services—related parties	—	—	0.3	—	(0.3)	—
Midstream services—related parties	—	—	0.3	(3.0)	2.7	—
Revenue from contracts with customers	742.6	174.3	319.7	798.1	(257.3)	1,777.4
Cost of sales	(676.2)	(73.7)	(184.2)	(686.6)	257.3	(1,363.4)
Operating expenses	(27.8)	(25.7)	(25.4)	(35.6)	—	(114.5)
Gain on derivative activity	—	—	—	—	1.8	1.8
Segment profit	$38.6	$74.9	$110.1	$75.9	$1.8	$301.3
Depreciation and amortization	$(27.9)	$(34.3)	$(46.1)	$(41.8)	$(2.0)	$(152.1)
Goodwill	$—	$—	$190.3	$—	$—	$190.3
Capital expenditures	$95.9	$4.3	$108.2	$41.0	$1.6	$251.0

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Three Months Ended March 31, 2018
Natural gas sales	$37.7	$45.3	$48.1	$125.0	$—	$256.1
NGL sales	0.5	—	1.9	608.4	—	610.8
Crude oil and condensate sales	577.2	—	21.9	33.2	—	632.3
Product sales	615.4	45.3	71.9	766.6	—	1,499.2
Natural gas sales—related parties	—	—	0.5	—	—	0.5
NGL sales—related parties	83.9	9.0	100.1	5.6	(196.2)	2.4
Crude oil and condensate sales—related parties	1.5	0.4	0.4	0.1	(1.7)	0.7
Product sales—related parties	85.4	9.4	101.0	5.7	(197.9)	3.6
Gathering and transportation	6.2	7.8	15.6	17.6	—	47.2
Processing	3.8	—	9.0	0.6	—	13.4
NGL services	—	—	—	16.6	—	16.6
Crude services	—	—	0.1	12.8	—	12.9
Other services	1.7	0.3	0.1	—	—	2.1
Midstream services	11.7	8.1	24.8	47.6	—	92.2
Gathering and transportation—related parties	—	52.6	34.7	—	—	87.3
Processing—related parties	—	51.6	22.1	—	—	73.7
Crude services—related parties	4.3	—	0.7	—	—	5.0
Other services—related parties	—	—	0.2	—	—	0.2
Midstream services—related parties	4.3	104.2	57.7	—	—	166.2
Revenue from contracts with customers	716.8	167.0	255.4	819.9	(197.9)	1,761.2
Cost of sales	(674.1)	(49.9)	(139.3)	(716.1)	197.9	(1,381.5)
Operating expenses	(23.8)	(28.4)	(20.7)	(36.3)	—	(109.2)
Gain on derivative activity	—	—	—	—	0.5	0.5
Segment profit	$18.9	$88.7	$95.4	$67.5	$0.5	$271.0
Depreciation and amortization	$(26.8)	$(31.3)	$(42.1)	$(35.9)	$(2.0)	$(138.1)
Goodwill	$29.3	$202.7	$190.3	$—	$—	$422.3
Capital expenditures	$63.6	$2.5	$103.9	$10.0	$1.2	$181.2

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table reconciles the segment profits reported above to the operating income as reported on the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2019	2018
Segment profit	$301.3	$271.0
General and administrative expenses	(38.6)	(26.2)
Loss on disposition of assets	—	(0.1)
Depreciation and amortization	(152.1)	(138.1)
Operating income	$110.6	$106.6

The table below represents information about segment assets as of March 31, 2019 and December 31, 2018 (in millions):

Segment Identifiable Assets:	March 31, 2019	December 31, 2018
Permian	$2,198.0	$2,096.8
North Texas	1,239.5	1,308.2
Oklahoma	3,283.5	3,209.5
Louisiana	2,626.8	2,734.5
Corporate	204.5	222.3
Total identifiable assets	$9,552.3	$9,571.3

(13) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other Current Assets:	March 31, 2019	December 31, 2018
Natural gas and NGLs inventory	$39.4	$41.3
Secured term loan receivable from contract restructuring, net of discount of $0.8 and $1.1	23.2	19.4
Prepaid expenses and other	9.2	12.1
Natural gas and NGLs inventory, prepaid expenses, and other	$71.8	$72.8

Other Current Liabilities:	March 31, 2019	December 31, 2018
Accrued interest	$63.2	$37.3
Accrued wages and benefits, including taxes	16.9	37.2
Accrued ad valorem taxes	13.1	28.1
Capital expenditure accruals	59.9	50.6
Onerous performance obligations	4.5	9.0
Short-term lease liability	18.1	1.5
Suspense producer payments	18.4	34.6
Other	33.7	48.4
Other current liabilities	$227.8	$246.7

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(14) Subsequent Event

Senior Unsecured Notes due 2029. On April 9, 2019, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.375% senior unsecured notes due June 1, 2029 (the “2029 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2029 Notes are payable on June 1 and December 1 of each year, beginning December 1, 2019. The 2029 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $496.5 million were used to repay outstanding borrowings under the Consolidated Credit Facility, including borrowings incurred on April 1, 2019 to repay at maturity all of the $400.0 million outstanding aggregate principal amount of ENLK’s 2.70% senior unsecured notes due 2019, and for general limited liability company purposes.

Secured Term Loan Receivable. In April 2019, we became aware that the counterparty to our $58.0 million second lien secured term loan receivable, which was recorded at its discounted present value of $52.5 million on the consolidated balance sheet as of March 31, 2019, as described in “Note 11—Fair Value Measurements,” will not be able to make its contractual installment payment in May 2019 of $9.75 million for principal due on the outstanding balance. The counterparty has notified us that it is evaluating financial and strategic alternatives in order to satisfy its obligations, including obligations to its first lien secured lenders and our second lien secured term loan. There can be no assurance that any of these alternatives will occur or that we will collect all of the outstanding amounts under the second lien secured term loan.

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

Our midstream energy asset network includes approximately 11,000 miles of pipelines, 20 natural gas processing plants with approximately 5.0 Bcf/d of processing capacity, seven fractionators with approximately 280,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography. We have five reportable segments:

•
Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in west Texas and eastern New Mexico and our crude operations in south Texas;

•	North Texas Segment. The North Texas segment includes our natural gas gathering, processing, and transmission activities in north Texas;

•
Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities, and our crude oil operations in the Cana-Woodford, Arkoma-Woodford, northern Oklahoma Woodford, STACK, and CNOW shale areas;

•
Louisiana Segment. The Louisiana segment includes our natural gas pipelines, natural gas processing plants, storage facilities, fractionation facilities, and NGL assets located in Louisiana and our crude oil operations in ORV; and

•
Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, our ownership interest in GCF in south Texas, our derivative activity, and our general corporate assets and expenses.

We manage our operations by focusing on gross operating margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. We define gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 91% of our gross operating margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the three months ended March 31, 2019. We reflect revenue as “Product sales” and “Midstream services” on the consolidated statements of operations.

Devon is one of our primary customers. For the three months ended March 31, 2019 and 2018, approximately 30.0% and 39.0%, respectively, of our gross operating margin was attributable to commercial contracts with Devon.

Our revenues and gross operating margins are generated from eight primary sources:

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

We gather or transport crude oil and condensate owned by others by rail, truck, pipeline, and barge facilities under fee-only contract arrangements based on volumes gathered or transported. We also buy crude oil and condensate on our own gathering systems, third-party systems, and trucked from producers at a market index less a stated transportation deduction. We then transport and resell the crude oil and condensate through a process of basis and fixed price trades. We execute substantially all purchases and sales concurrently, thereby establishing the net margin we will receive for each crude oil and condensate transaction.

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

General and administrative expenses are dictated by the terms of our partnership agreement. These expenses include the costs of employee, officer, and director compensation and benefits properly allocable to us, fees, services, and other transaction costs related to acquisitions, and all other expenses necessary or appropriate to the conduct of business and allocable to us. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.

Recent Developments

Senior Unsecured Notes due 2029. On April 9, 2019, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.375% senior unsecured notes due June 1, 2029 (the “2029 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2029 Notes are payable on June 1 and December 1 of each year, beginning December 1, 2019. The 2029 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $496.5 million were used to repay outstanding borrowings under the Consolidated Credit Facility, including borrowings incurred on April 1, 2019 to repay at maturity all of the $400.0 million outstanding aggregate principal amount of ENLK’s 2.70% senior unsecured notes due 2019, and for general limited liability company purposes.

Simplification of the Corporate Structure. On October 21, 2018, ENLK, ENLC, the general partner of ENLK, the managing member of ENLC, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC.

Reporting Segments. Effective January 1, 2019, we are reporting financial performance in five segments: Permian, North Texas, Oklahoma, Louisiana, and Corporate. Crude and condensate operations are combined regionally with natural gas and NGL operations in the Oklahoma and Permian segments, and ORV operations are included in the Louisiana segment. See “Item 1. Financial Statements—Note 12—Segment Information” for more information regarding reporting segments.

Transfer of EOGP Interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership. See “Item 1. Financial Statements—Note 1—General” for more information regarding this transaction.

Lobo Natural Gas Gathering and Processing Facilities. In early April 2019, we completed construction of a 100 MMcf/d expansion to our Lobo III cryogenic gas processing plant, bringing the total operational processing capacity at our Lobo facilities to 375 MMcf/d.

Cajun-Sibon Pipeline. In April 2019, we completed the expansion of our Cajun-Sibon NGL pipeline capacity, which connects the Mont Belvieu NGL hub to our fractionation facilities in Louisiana. This is the third phase of our Cajun-Sibon system referred to as Cajun Sibon III, which increases throughput capacity from 130,000 bbls/d to 185,000 bbls/d.

Avenger Crude Oil Gathering System. We commenced construction on a new crude oil gathering system in the northern Delaware Basin called Avenger. Avenger is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and expect to begin full-service operations during the second quarter of 2019.
Central Oklahoma Plants. In December 2017, we commenced construction on our Thunderbird Plant to expand our central Oklahoma processing capacity by an additional 200 MMcf/d gas processing plant. We expect to begin operations on the Thunderbird Plant during the second quarter of 2019.

Riptide Processing Plant. We commenced an expansion of our Riptide processing plant. We expect an additional 65MMcf/d of operational capacity to be completed during the fourth quarter of 2019.

Delaware Basin processing plant. We plan to construct a 200 MMcf/d gas processing plant in the Delaware Basin. We expect the plant to be operational in 2020.

Non-GAAP Financial Measures

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

The following table provides a reconciliation of operating income to gross operating margin (in millions):

	Three Months Ended March 31,
	2019	2018
Operating income	$110.6	$106.6

Add:
Operating expenses	114.5	109.2
General and administrative expenses	38.6	26.2
Loss on disposition of assets	—	0.1
Depreciation and amortization	152.1	138.1
Gross operating margin	$415.8	$380.2

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin, which we define as revenue less cost of sales as reflected in the table below (in millions, except volumes):

	Three Months Ended March 31,
	2019	2018
Permian Segment
Revenues	$742.6	$716.8
Cost of sales	(676.2)	(674.1)
Total gross operating margin	$66.4	$42.7
North Texas Segment
Revenues	$174.3	$167.0
Cost of sales	(73.7)	(49.9)
Total gross operating margin	$100.6	$117.1
Oklahoma Segment
Revenues	$319.7	$255.4
Cost of sales	(184.2)	(139.3)
Total gross operating margin	$135.5	$116.1
Louisiana Segment
Revenues	$798.1	$819.9
Cost of sales	(686.6)	(716.1)
Total gross operating margin	$111.5	$103.8
Corporate Segment
Revenues	$(255.5)	$(197.4)
Cost of sales	257.3	197.9
Total gross operating margin	$1.8	$0.5
Total
Revenues	$1,779.2	$1,761.7
Cost of sales	(1,363.4)	(1,381.5)
Total gross operating margin	$415.8	$380.2

Midstream Volumes:
Permian Segment
Gathering and Transportation (MMBtu/d)	657,500	424,000
Processing (MMBtu/d)	712,000	442,000
Crude Oil Handling (Bbls/d)	147,400	107,900
North Texas Segment
Gathering and Transportation (MMBtu/d)	1,683,100	1,766,800
Processing (MMBtu/d)	729,800	752,100
Oklahoma Segment
Gathering and Transportation (MMBtu/d)	1,244,400	1,047,900
Processing (MMBtu/d)	1,231,600	1,069,400
Crude Oil Handling (Bbls/d)	29,200	8,200
Louisiana Segment
Gathering and Transportation (MMBtu/d)	2,070,500	2,222,900
Processing (MMBtu/d)	468,000	441,900
Crude Oil Handling (Bbls/d)	15,000	11,500
NGL Fractionation (Gals/d)	6,973,800	6,343,500
Brine Disposal (Bbls/d)	3,500	2,800

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Gross Operating Margin. Gross operating margin was $415.8 million for the three months ended March 31, 2019 compared to $380.2 million for the three months ended March 31, 2018, an increase of $35.6 million, or 9.4%, due to the following:

•
Permian Segment. Gross operating margin in the Permian segment increased $23.7 million, which was primarily due to a $16.8 million increase in gross operating margin due to higher volumes on our Permian gas assets from continued producer development in the region, including $8.9 million from our Delaware Basin assets and $7.9 million from our Midland Basin assets. The remaining increase of $6.9 million was contributed by our Permian Basin crude assets, including the Avenger system, which commenced operations in the third quarter of 2018.

•
North Texas Segment. Gross operating margin in the North Texas segment decreased $16.5 million primarily due to the January 1, 2019 expiration of Devon’s obligations related to MVCs on our North Texas assets. Shortfall revenue from the Devon-related MVCs was $18.1 million for the three months ended March 31, 2018, which was partially offset by an increase of $1.6 million from other gathering and transportation agreements for the three months ended March 31, 2019.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment increased $19.4 million, which was primarily due to higher volumes from continued producer development in the region. Our Oklahoma gas assets contributed $15.4 million of the increase, and our Oklahoma crude assets contributed the remaining increase of $4.0 million.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $7.7 million, including a $4.1 million increase due to higher volumes on our ORV crude assets during the first quarter of 2019 and a $3.6 million increase from our Louisiana gas and NGL operations. The increase from our Louisiana gas and NGL operations is primarily due to the negative effect of seasonal gas price fluctuations during the first quarter of 2018, which was offset by realized gains from our hedging activities recorded in our Corporate segment.

•
Corporate Segment. Gross operating margin in the Corporate segment increased $1.3 million, which was primarily due to the changes in fair value of our commodity swaps between the periods. For the three months ended March 31, 2019, realized gains of $3.8 million were partially offset by unrealized losses of $2.0 million. For the three months ended March 31, 2018, realized gains of $4.0 million were partially offset by unrealized losses of $3.5 million.

Certain gathering and processing agreements provide for quarterly or annual MVCs, including MVCs from Devon. Under these agreements, our customers agree to ship and/or process a minimum volume of commodity on our systems over an agreed time period. If a customer under such an agreement fails to meet its MVC for a specified period, the customer is obligated to pay a contractually-determined fee based upon the shortfall between actual commodity volumes and the MVC for that period. Some of these agreements also contain make-up right provisions that allow a customer to utilize gathering or processing fees in excess of the MVC in subsequent periods to offset shortfall amounts in previous periods. We record revenue under MVC contracts during periods of shortfall when it is known that the customer cannot, or will not, make up the deficiency in subsequent periods.

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Permian	North Texas	Oklahoma	Total
Three Months Ended
March 31, 2019
Midstream services	$3.8	$—	$—	$3.8
Total	$3.8	$—	$—	$3.8

March 31, 2018
Midstream services	$—	$—	$5.0	$5.0
Midstream services—related parties	3.4	18.1	1.2	22.7
Total	$3.4	$18.1	$6.2	$27.7

On January 1, 2019, certain MVCs related to gathering and processing agreements with Devon for operations in the North Texas and Oklahoma segments expired. These MVCs generated $19.3 million in shortfall revenue for the three months ended March 31, 2018. Additionally, an MVC related to a transportation services agreement with Devon for operations in the Permian segment will expire on July 31, 2019. This MVC generated $3.8 million and $3.4 million in shortfall revenue for the three months ended March 31, 2019 and 2018, respectively.

Operating Expenses. Operating expenses were $114.5 million for the three months ended March 31, 2019 compared to $109.2 million for the three months ended March 31, 2018, an increase of $5.3 million, or 4.9%. The primary contributors to the total increase by segment were as follows (in millions):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Permian Segment	$27.8	$23.8	$4.0	16.8%
North Texas Segment	25.7	28.4	(2.7)	(9.5)%
Oklahoma Segment	25.4	20.7	4.7	22.7%
Louisiana Segment	35.6	36.3	(0.7)	(1.9)%
Total	$114.5	$109.2	$5.3	4.9%

•
Permian Segment. Operating expenses in the Permian segment increased $4.0 million primarily due to expanded operations with increases in utilities, materials and supplies expenses, and construction fees and services.

•
North Texas Segment. Operating expenses in the North Texas segment decreased $2.7 million primarily due to decreased rents, compressor overhauls, labor and benefits costs, and materials and supplies expenses.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $4.7 million primarily due to expanded operations with increases in compressor rentals and compression operations and maintenance.

General and Administrative Expenses. General and administrative expenses were $38.6 million for the three months ended March 31, 2019 compared to $26.2 million for the three months ended March 31, 2018, an increase of $12.4 million, or 47.3%. The primary contributors to the increase were as follows:

•	Unit-based compensation expense increased $7.6 million, which was primarily due to higher bonus expense and lower forfeiture of units in 2019.

•	Transaction costs increased $1.7 million, which was primarily due to costs that we incurred related to the Merger that closed during the first quarter of 2019.

•	Fees and services expense increased $0.9 million, which was primarily due to increased professional and legal fees in the first quarter of 2019.

•	Employee benefits expense increased $0.8 million, which was primarily due to an increase in 401(k) contribution matching related to employee bonuses.

Depreciation and Amortization. Depreciation and amortization expenses were $152.1 million for the three months ended March 31, 2019 compared to $138.1 million for the three months ended March 31, 2018, an increase of $14.0 million, or 10.1%. Depreciation expense on the Louisiana segment increased $5.8 million primarily due to retirements and reductions in our estimated useful lives of certain assets. Depreciation expense on the Oklahoma segment increased $4.1 million primarily attributable to new assets placed in-service. Depreciation expense on the Permian segment increased $3.3 million due to new assets placed in-service, offset by a $2.2 million decrease due to an impairment of the carrying value of certain non-core crude pipeline assets during 2018. Depreciation expense on the North Texas segment increased $3.0 million primarily due to accelerated depreciation on certain assets based on changes in their estimated useful lives.

Interest Expense. Interest expense was $49.3 million for the three months ended March 31, 2019 compared to $43.7 million for the three months ended March 31, 2018, an increase of $5.6 million, or 12.8%. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Senior Notes	$40.0	$40.0
ENLK Credit Facility	0.3	3.4
Intercompany debt	11.0	—
Capitalized interest	(2.0)	(1.3)
Amortization of debt issue costs and net discounts	1.8	1.5
Secured term loan receivable adjustment	(1.7)	—
Other	(0.1)	0.1
Total	$49.3	$43.7

Income from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $5.3 million for the three months ended March 31, 2019 compared to income of $3.0 million for the three months ended March 31, 2018, an increase of $2.3 million. The increase was partially due to additional income of $1.1 million from our GCF investment as a result of increased volumes and fractionation fee margin. Additionally, our investment in the Cedar Cove JV contributed $1.2 million of the increase.

Net income attributable to non-controlling interest. Net income attributable to non-controlling interest was $2.9 million for the three months ended March 31, 2019 compared to net income of $0.8 million for the three months ended March 31, 2018, an increase of $2.1 million. This increase was primarily due to NGP’s 49.9% share of the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of the Ascension JV, and other minor non-controlling interests.

Critical Accounting Policies

Information regarding our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, except for our critical accounting policy on leases, which changed as a result of the adoption of ASC 842 on January 1, 2019. See “Item 1. Financial Statements—Note 5—Leases” for information on our leases accounting policy.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $258.1 million for the three months ended March 31, 2019 compared to $192.7 million for the three months ended March 31, 2018. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Operating cash flows before working capital	$229.8	$214.3
Changes in working capital	28.3	(21.6)

Operating cash flows before changes in working capital increased $15.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a $35.8 million increase in gross operating margin, excluding gains and losses on derivative activity. The increase in operating cash flows was partially offset by a $7.0 million increase in interest expense, excluding amortization of debt issue costs and net discounts, and higher cash paid for operating expenses and general and administrative expenses for the three months ended March 31, 2019. The changes in working capital for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments and changes in inventory balances attributable to normal operating fluctuations.

Cash Flows from Investing Activities. Net cash used in investing activities was $241.0 million for the three months ended March 31, 2019, compared to $179.3 million for the three months ended March 31, 2018. Our primary investing cash flows were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Growth capital expenditures	$(233.0)	$(175.3)
Maintenance capital expenditures	(8.5)	(6.2)

Growth capital expenditures increased $57.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to the capital expenditures on the Lobo III plant expansion, the Thunderbird Plant, and the expansion of our Cajun-Sibon NGL pipeline.

Cash Flows from Financing Activities. Net cash used in financing activities was $116.5 million for the three months ended March 31, 2019 and $27.4 million for the three months ended March 31, 2018. Our primary financing activities consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Net borrowings on the ENLK Credit Facility	$—	$370.0
Net borrowings on intercompany debt	48.4	—
Proceeds from issuance of common units	—	0.9
Contributions by non-controlling interests	15.7	33.3
Payment of installment payable for EOGP acquisition	—	(250.0)
Distributions to common units	(139.4)	(137.6)
Distributions to general partner interest (including incentive distribution rights)	(15.6)	(15.4)
Distributions to non-controlling interests	(6.3)	(10.0)
Distributions to Series B Preferred Units	(16.5)	(16.0)

For the three months ended March 31, 2018, we sold an aggregate of approximately 0.1 million common units under an equity distribution agreement, generating proceeds of $0.9 million.

For the three months ended March 31, 2019, contributions by non-controlling interests included $15.7 million from NGP to the Delaware Basin JV. For the three months ended March 31, 2018, contributions by non-controlling interests included $10.6 million from ENLC to EOGP and $22.7 million from NGP to the Delaware Basin JV.

Distributions to non-controlling interests included distributions to NGP for its ownership in the Delaware Basin JV and distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV.

Prior to the closing of the Merger, Series B Preferred Unit distributions were payable quarterly in cash at an amount equal to $0.28125 per Series B Preferred Unit (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) an amount equal to (i) the excess, if any, of the distribution that would have been payable had the Series B Preferred Units converted into ENLK common units over the Cash Distribution Component, divided by (ii) the issue price of $15.00 (the “Issue Price”).

Following the closing of the Merger, and beginning with the quarter ended March 31, 2019, the holder of the Series B Preferred Units will be entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units as described below.  The quarterly in-kind distribution (the “Series B PIK Distribution”) will equal the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the exchange ratio of 1.15 ENLC common units for each Series B Preferred Unit, subject to certain adjustments (the “Series B Exchange Ratio”), over (2) the Cash Distribution Component, divided by (y) the Issue Price.  The quarterly cash distribution will consist of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the Series B PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the Series B PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

For the three months ended March 31, 2019 and March 31, 2018, distributions to non-controlling interests included $16.5 million and $16.0 million, respectively, from the issuance of Series B Preferred Units.

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by our general partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%. Income is allocated to the Series C Preferred Units in an amount equal to the earned distributions for the respective reporting period. For the three months ended March 31, 2019 and 2018, $6.0 million and $6.0 million of income was allocated to the Series C Preferred Units, respectively.

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

We expect our remaining 2019 growth capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be approximately $346 million to $506 million, net of $77 million to $87 million which we expect to come from our joint venture partners. We expect our remaining 2019 maintenance capital expenditures to be approximately $32 million to $52 million. Our primary capital projects for 2019 include the completion of construction of the Thunderbird Plant, Avenger, the Lobo III processing plant in the Delaware Basin, the expansion of Cajun Sibon III, commencement of construction a new gas processing plant in the Delaware Basin, and continued development of our existing systems. See “Recent Developments” for further details.

We expect to fund growth capital expenditures from the proceeds of intercompany borrowings related to the Consolidated Credit Facility, operating cash flows, and proceeds from other debt and equity sources, including capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities. We expect to fund our maintenance capital expenditures from operating cash flows. In 2019, it is possible that not all of our planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures, and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business, and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of March 31, 2019.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of March 31, 2019 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations (1)	$3,500.0	$400.0	$—	$—	$—	$—	$3,100.0
Intercompany debt (2)	898.4	—	—	850.0	—	—	48.4
Interest payable on fixed long-term debt obligations	2,401.4	142.4	149.2	149.2	149.2	149.2	1,662.2
Capital lease obligations	0.8	0.8	—	—	—	—	—
Operating lease obligations	139.2	16.5	16.0	12.9	9.1	8.9	75.8
Purchase obligations	27.6	27.6	—	—	—	—	—
Delivery contract obligation	4.5	4.5	—	—	—	—	—
Pipeline capacity and deficiency agreements (3)	215.1	31.1	35.5	35.4	30.8	28.1	54.2
Inactive easement commitment (4)	10.0	—	—	—	10.0	—	—
Total contractual obligations	$7,197.0	$622.9	$200.7	$1,047.5	$199.1	$186.2	$4,940.6
____________________________

(1)	$400.0 million in aggregate principal amount of our 2.70% senior unsecured notes matured on April 1, 2019 and was refinanced through borrowings on the intercompany debt.

(2)
Intercompany debt includes borrowings under the Term Loan and the Consolidated Credit Facility to fund the operations and growth capital expenditures of ENLK through an intercompany arrangement with ENLC. Interest charged to ENLK for borrowings made through the intercompany arrangement will be substantially the same as interest charged to ENLC on the borrowings under the Term Loan and the Consolidated Credit Facility.

(3)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(4)	Amounts related to inactive easements paid as utilized by us with balance due in 2022 if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas and NGLs due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

The interest payable under the intercompany debt related to the Consolidated Credit Facility and the Term Loan are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Consolidated Credit Facility and the Term Loan, which vary from time to time.

Our contractual cash obligations for the remainder of 2019 are expected to be funded from cash flows generated from our operations, potential non-core asset sales, and other debt and equity sources.

Indebtedness

Upon the closing of the Merger, the ENLK Credit Facility was canceled, and all indebtedness outstanding thereunder was repaid with cash on hand and proceeds of the Consolidated Credit Facility, which we guarantee. We have an intercompany debt arrangement with ENLC to fund the operations and growth capital expenditures of ENLK. Interest charged to ENLK for borrowings made through the intercompany arrangement will be substantially the same as interest charged to ENLC on the borrowings under the Consolidated Credit Facility.

At the closing of the Merger, the Term Loan was assumed by ENLC, and we became a guarantor of the Term Loan.

In addition, as of March 31, 2019, we have $3.5 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047.

See “Item 1. Financial Statements—Note 6—Long-Term Debt” for more information on our outstanding debt instruments.

Recent Accounting Pronouncements

See “Item 1. Financial Statements—Note 2—Significant Accounting Policies” for more information on recently issued and adopted accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this Quarterly Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part II, “Item 1A. Risk Factors” of this report and in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

Commodity Price Risk

We are subject to risks due to fluctuations in commodity prices. Approximately 91% of our gross operating margin for the three months ended March 31, 2019 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

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

2.
Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the three months ended March 31, 2019, less than 1% of our contracts, based on gross operating margin, were under processing margin contracts.

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

For the three months ended March 31, 2019, approximately 7% of our contracts, based on gross operating margin, were under POL or POP contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at March 31, 2019 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Fair Value Asset/(Liability) (In millions)
April 2019 - June 2019	Ethane	63 (MBbls)	$0.2359/gal	Index	$(0.1)
April 2019 - September 2019	Propane	184 (MBbls)	Index	$0.6490/gal	0.7
April 2019 - September 2019	Normal Butane	91 (MBbls)	Index	$0.7602/gal	0.2
April 2019 - September 2019	Natural Gasoline	53 (MBbls)	Index	$1.2439/gal	0.3
April 2019 - October 2019	Natural Gas	20,876 (MMBtu/d)	Index	$2.2818/MMBtu	(1.1)
April 2019 - December 2022	Crude and condensate	14,166 (MBbls)	Index	$59.57/bbl	6.5
					$6.5
____________________________

(1)	Weighted average.

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

As of March 31, 2019, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments were a net fair value asset of $6.5 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $3.8 million in the net fair value of these contracts as of March 31, 2019.

Interest Rate Risk

We are exposed to interest rate risk on the Consolidated Credit Facility and the Term Loan through the intercompany debt arrangement with ENLC. At March 31, 2019, we had $898.4 million in outstanding borrowings under the intercompany debt. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $9.0 million for the year.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2024, 2025, 2026, 2044, 2045 or 2047 as these are fixed-rate obligations. The estimated fair value of our senior unsecured notes was approximately $3,311.6 million as of March 31, 2019, based on market prices of similar debt at March 31, 2019. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $227.7 million decrease in fair value of our senior unsecured notes at March 31, 2019. See “Item 1. Financial Statements—Note 6—Long-Term Debt” for more information on our outstanding indebtedness.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2019), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted ASC 842. The adoption of this accounting standard had no material impact on our operating income, results of operations, financial condition, or cash flows. While the adoption of ASC 842 did not materially affect our internal control over financial reporting, we did implement certain changes to our related lease control activities, including changes to our policies related to leases, training, ongoing lease contract review requirements, and gathering of information to comply with disclosure requirements. Furthermore, there has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information about risk factors does not differ materially from that set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we re-acquired ENLK common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased under the Plans or Programs
January 1, 2019 to January 31, 2019	249,201	$11.01	—	—
February 1, 2019 to February 28, 2019	62,403	13.14	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	311,604	$11.44	—	—
____________________________
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
Indenture, dated as of April 9, 2019, by and among EnLink Midstream, LLC, any subsidiary guarantors that may become party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 4, 2019, filed with the Commission on April 9, 2019, file No. 001-36340).

4.2	—
First Supplemental Indenture, dated as of April 9, 2019, by and among EnLink Midstream, LLC, EnLink Midstream Partners, LP, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 4, 2019, filed with the Commission on April 9, 2019, file No. 001-36340).

10.1	† —
EnLink Midstream GP, LLC Long-Term Incentive Plan, as amended and restated January 25, 2019 (the “GP Plan”) (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Registration Statement on Form S-8 dated January 28, 2019, filed with the Commission on January 28, 2019, file No. 333-229393).

10.2	† —
EnLink Midstream, LLC 2014 Long-Term Incentive Plan, as amended and restated January 25, 2019 (the “2014 Plan”) (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Registration Statement on Form S-8 dated January 28, 2019, filed with the Commission on January 28, 2019, file No. 333-229393).

10.3	† —
Form of Amended Performance Conditions for Certain Performance Unit Agreements made under the GP Plan and 2014 Plan, effective as of January 25, 2019 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on February 20, 2019, file No. 001-36340).

10.4	—
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

10.5	—
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

10.6	—
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

10.7	—
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

10.8	—
Guaranty Agreement, dated as of January 25, 2019, by EnLink Midstream Partners, LP in favor of Bank of America, as Administrative Agent, for the ratable benefit of the lenders from time to time party to the Term Loan Agreement, dated as of December 11, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36340).

10.9	—
Contribution Agreement, dated as of January 31, 2019, by and between EnLink Midstream, LLC and EnLink Midstream Partners, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2019, filed with the Commission on February 4, 2019, file No. 001-36340).

10.10	† —
Form of Performance Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 8, 2019, filed with the Commission on March 14, 2019, file No. 001-36340).

10.11	† —
Form of Restricted Incentive Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 8, 2019, filed with the Commission on March 14, 2019, file No. 001-36340).

31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—
The following financial information from EnLink Midstream Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Changes in Partners’ Equity for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

____________________________

*	Filed herewith.
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

May 1, 2019