Form 10-Q
period 2020-03-31
EnLink Midstream Partners, LP
filed 2020-05-08
CIK 1179060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the Registrant had 144,358,720 common units outstanding, all of which were held by our affiliate, EnLink Midstream, LLC.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 Plan	ENLC’s 2014 Long-Term Incentive Plan.
ASC	The FASB Accounting Standards Codification.
ASC 350	ASC 350, Intangibles—Goodwill and Other.
ASC 842	ASC 842, Leases.
Ascension JV	Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.
ASU	The FASB Accounting Standards Update.
Avenger	Avenger crude oil gathering system, a crude oil gathering system in the northern Delaware Basin.
Bbls	Barrels.
Bcf	Billion cubic feet.
Cedar Cove JV	Cedar Cove Midstream LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Kinder Morgan, Inc. in which ENLK owns a 30% interest and Kinder Morgan, Inc. owns a 70% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.
CFTC	U.S. Commodity Futures Trading Commission.
CNOW	Central Northern Oklahoma Woodford Shale.
Commission	U.S. Securities and Exchange Commission.
Consolidated Credit Facility	A $1.75 billion unsecured revolving credit facility entered into by ENLC that matures on January 25, 2024, which includes a $500.0 million letter of credit subfacility.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger Plant located in the Delaware Basin in Texas.
Devon	Devon Energy Corporation.
ENLC	EnLink Midstream, LLC.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries. Also referred to as the “Partnership.”
ENLK Credit Facility	A $1.5 billion unsecured revolving credit facility entered into by ENLK that would have matured on March 6, 2020, which included a $500.0 million letter of credit subfacility. The ENLK Credit Facility was terminated on January 25, 2019 in connection with the consummation of the Merger.
EOGP	EnLink Oklahoma Gas Processing, LP or EnLink Oklahoma Gas Processing, LP together with, when applicable, its consolidated subsidiaries. As of January 31, 2019, EOGP became a wholly-owned subsidiary of the Operating Partnership.
FASB	Financial Accounting Standards Board.
GAAP	Generally accepted accounting principles in the United States of America.
Gal	Gallons.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
GP Plan	Our general partner’s Long-Term Incentive Plan.
Gross Operating Margin	Revenue less cost of sales. Gross Operating Margin is a non-GAAP financial measure. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information.
ISDAs	International Swaps and Derivatives Association Agreements.
Legacy ENLK Awards	Unit-based awards granted under the GP Plan prior to the Merger. As of the closing of the Merger, Legacy ENLK Awards converted into ENLC unit-based awards using the 1.15 exchange ratio from the Merger Agreement as the conversion rate. No additional awards will be granted under the GP Plan.
Merger	On January 25, 2019, NOLA Merger Sub merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.

Merger Agreement	The Agreement and Plan of Merger, dated as of October 21, 2018, by and among ENLK, our general partner, ENLC, the managing member of ENLC, and NOLA Merger Sub related to the Merger.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NOLA Merger Sub	NOLA Merger Sub, LLC, previously a wholly-owned subsidiary of ENLC prior to the Merger.
OPEC+	Organization of the Petroleum Exporting Countries and its broader partners.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Series B Preferred Units	ENLK’s Series B Cumulative Convertible Preferred Units.
Series C Preferred Units	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
Term Loan	An $850.0 million term loan entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guarantees.
Thunderbird Plant	A gas processing plant in Central Oklahoma.
Tiger Plant	A gas processing plant that is under construction in the Delaware Basin and is owned by the Delaware Basin JV.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258.1	$77.4
Accounts receivable:
Trade, net of allowance for bad debt of $0.6 and $0.5, respectively	34.2	36.2
Accrued revenue and other	337.4	460.1
Related party	14.8	18.1
Fair value of derivative assets	75.0	12.9
Other current assets	17.8	56.9
Total current assets	737.3	661.6
Property and equipment, net of accumulated depreciation of $3,545.2 and $3,418.6, respectively	6,896.3	7,081.3
Intangible assets, net of accumulated amortization of $576.8 and $545.9, respectively	1,219.0	1,249.9
Investment in unconsolidated affiliates	43.0	43.1
Fair value of derivative assets	8.2	4.3
Other assets, net	93.3	94.4
Total assets	$8,997.1	$9,134.6
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$51.2	$70.6
Accounts payable to related party	0.5	1.1
Accrued gas, NGLs, condensate, and crude oil purchases	176.1	354.8
Fair value of derivative liabilities	77.9	14.4
Other current liabilities	205.2	201.7
Total current liabilities	510.9	642.6
Long-term debt, including $1,900.0 and $1,700.0 from related parties, respectively	4,954.8	4,764.3
Asset retirement obligations	15.7	15.5
Other long-term liabilities	87.7	90.8
Deferred tax liability	44.7	44.5
Fair value of derivative liabilities	13.4	6.8

Redeemable non-controlling interest	—	5.2

Partners’ equity:
Common unitholders (144,358,720 units issued and outstanding)	1,465.6	1,681.2
Series B preferred unitholders (59,748,549 and 59,599,550 units issued and outstanding, respectively)	895.3	895.1
Series C preferred unitholders (400,000 units outstanding)	401.1	395.1
General partner interest (1,594,974 equivalent units outstanding)	215.2	216.6
Accumulated other comprehensive loss	(31.6)	(14.5)
Non-controlling interest	424.3	391.4
Total partners’ equity	3,369.9	3,564.9
Total liabilities and partners’ equity	$8,997.1	$9,134.6

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenues:
Product sales	$892.9	$1,530.9
Midstream services	244.0	246.5
Gain on derivative activity	19.2	1.8
Total revenues	1,156.1	1,779.2
Operating costs and expenses:
Cost of sales	755.3	1,363.4
Operating expenses	100.7	114.5
General and administrative	30.9	38.6
Gain on disposition of assets	(0.6)	—
Depreciation and amortization	162.8	152.1
Impairments	168.4	—
Total operating costs and expenses	1,217.5	1,668.6
Operating income (loss)	(61.4)	110.6
Other income (expense):
Interest expense, net of interest income	(55.6)	(49.3)
Gain on extinguishment of debt	5.3	—
Income from unconsolidated affiliates	1.7	5.3
Total other expense	(48.6)	(44.0)
Income (loss) before non-controlling interest and income taxes	(110.0)	66.6
Income tax expense	(0.5)	(0.9)
Net income (loss)	(110.5)	65.7
Net income attributable to non-controlling interest	3.4	2.9
Net income (loss) attributable to ENLK	$(113.9)	$62.8

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net income (loss)	$(110.5)	$65.7
Loss on designated cash flow hedge	(17.1)	—
Comprehensive income (loss)	(127.6)	65.7
Comprehensive income attributable to non-controlling interest	3.4	2.9
Comprehensive income (loss) attributable to ENLK	$(131.0)	$62.8

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Equity
(In millions)

	Common Units		Series B Preferred Units		Series C Preferred Units		General Partner Interest		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	Units	$	Units	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2019	$1,681.2	144.4	$895.1	59.6	$395.1	0.4	$216.6	1.6	$(14.5)	$391.4	$3,564.9	$5.2
Unit-based compensation	—	—	—	—	—	—	12.3	—	—	—	12.3	—
Distributions	(93.3)	—	(16.8)	0.1	—	—	—	—	—	(7.6)	(117.7)	(0.3)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	37.1	37.1	—
Loss on designated cash flow hedge	—	—	—	—	—	—	—	—	(17.1)	—	(17.1)	—
Redemption of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(4.0)
Fair value adjustment related to redeemable non-controlling interest	0.9	—	—	—	—	—	—	—	—	—	0.9	(0.9)
Net income (loss)	(123.2)	—	17.0	—	6.0	—	(13.7)	—	—	3.4	(110.5)	—
Balance, March 31, 2020	$1,465.6	144.4	$895.3	59.7	$401.1	0.4	$215.2	1.6	$(31.6)	$424.3	$3,369.9	$—

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

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(110.5)	$65.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	168.4	—
Depreciation and amortization	162.8	152.1
Non-cash unit-based compensation	8.8	10.9
Gain on derivatives recognized in net income (loss)	(19.2)	(1.8)
Cash settlements on derivatives	1.2	4.6
Gain on extinguishment of debt	(5.3)	—
Amortization of debt issue costs, net discount (premium) of notes	1.0	1.8
Distribution of earnings from unconsolidated affiliates	1.6	2.2
Income from unconsolidated affiliates	(1.7)	(5.3)
Other operating activities	(1.0)	(0.4)
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	128.0	76.2
Natural gas and NGLs inventory, prepaid expenses, and other	44.8	3.6
Accounts payable, accrued product purchases, and other accrued liabilities	(200.9)	(51.5)
Net cash provided by operating activities	178.0	258.1
Cash flows from investing activities:
Additions to property and equipment	(112.0)	(241.5)
Other investing activities	(3.5)	0.5
Net cash used in investing activities	(115.5)	(241.0)
Cash flows from financing activities:
Proceeds from borrowings	440.0	1,368.4
Payments on borrowings	(241.0)	(1,320.0)
Debt financing costs	—	(5.6)
Distributions to non-controlling interests	(7.9)	(6.3)
Contributions by non-controlling interests	37.1	15.7
Distributions to Series B Preferred Units	(16.8)	(16.5)
Distributions to common unitholders and to general partner	(93.3)	(155.0)
Other financing activities	0.1	2.8
Net cash provided by (used in) financing activities	118.2	(116.5)
Net increase (decrease) in cash and cash equivalents	180.7	(99.4)
Cash and cash equivalents, beginning of period	77.4	99.5
Cash and cash equivalents, end of period	$258.1	$0.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$22.3	$13.9
Cash paid for income taxes	$0.2	$—
Non-cash investing activities:
Non-cash accrual of property and equipment	$2.8	$9.5
Non-cash financing activities:
Redemption of non-controlling interest	$(4.0)	$—

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)

(1) General

In this report, the term “Partnership,” as well as the terms “ENLK,” “our,” “we,” “us,” and “its” are sometimes used as abbreviated references to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries.

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

(2) Significant Accounting Policies

a.Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation. The effect of these reclassifications had no impact on previously reported partners’ equity or net income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

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

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the contractually committed fees that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. These fees do not represent the shortfall amounts we expect to collect under our MVC contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs during these periods. For example, for the three months ended March 31, 2020, we had contractual commitments of $41.8 million under our MVC contracts and recorded $11.8 million of revenue due to volume shortfalls.

MVC and Firm Transportation Commitments (in millions) (1)
2020 (remaining)	$199.5
2021	116.7
2022	103.3
2023	94.8
2024	81.3
Thereafter	158.2
Total	$753.8
____________________________
(1)Amounts do not represent expected shortfall under these commitments.

c.Property and Equipment

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

For the three months ended March 31, 2020, we recognized a $168.0 million impairment on property and equipment related to a portion of our Louisiana reporting segment because the carrying amounts were not recoverable based on our expected future cash flows. Additionally, we recorded a $0.4 million impairment related to certain cancelled projects.

d.Redeemable Non-Controlling Interest

Non-controlling interests that contain an option for the non-controlling interest holder to require us to purchase such interests for cash are considered to be redeemable non-controlling interests because the redemption feature is not deemed to be a freestanding financial instrument and because the redemption is not solely within our control. Redeemable non-controlling interests are not considered to be a component of partners’ equity and are reported as temporary equity in the mezzanine section on the consolidated balance sheets. The amount recorded as a redeemable non-controlling interest at each balance sheet date is the greater of the redemption value and the carrying value of the redeemable non-controlling interest (the initial carrying value increased or decreased for the non-controlling interest holder’s share of net income or loss and distributions). When the redemption feature is exercised the redemption value of the non-controlling interest is reclassified to a liability on the consolidated balance sheets.

During the first quarter of 2020, a non-controlling interest holder in one of our non-wholly owned subsidiaries exercised its option to require us to purchase its remaining interest. We have recorded an estimated liability of $4.0 million related to the redemption of the non-controlling interest on the consolidated balance sheet as of March 31, 2020, but we have not yet agreed to a redemption value with the non-controlling interest holder.

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

e.Adopted Accounting Standards

Effective January 1, 2020, we adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350): Internal-Use Software. ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350-40 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. For the three months ended March 31, 2020, we did not capitalize any cloud computing costs. However, to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Operating expenses” or “General and administrative” in the consolidated statements of operations, rather than “Depreciation and amortization.”

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The updates in ASU 2016-13 provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Following the adoption of ASU 2016-13, we record an allowance for doubtful accounts based on our expectation of future losses. Because our receivables are typically paid within 30 days, and because we closely monitor the credit-worthiness of all our counterparties, adopting ASU 2016-13 did not have a material effect on our financial statements. However, in the event we foresee further or sustained deterioration in the current market environment, or other factors indicating an increased likelihood of defaults by our customers, we may recognize additional losses.

(3) Intangible Assets

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Three Months Ended March 31, 2020
Customer relationships, beginning of period	$1,795.8	$(545.9)	$1,249.9
Amortization expense	—	(30.9)	(30.9)
Customer relationships, end of period	$1,795.8	$(576.8)	$1,219.0

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from 5 to 20 years.

The weighted average amortization period is 15.0 years. Amortization expense was $30.9 million for each of the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2020 (remaining)	$92.8
2021	123.7
2022	123.7
2023	123.6
2024	123.4
Thereafter	631.8
Total	$1,219.0

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(4) Related Party Transactions

a.Transactions with ENLC

Related Party Debt. Related party debt includes borrowings under the Consolidated Credit Facility, the Term Loan, and ENLC’s 5.375% senior unsecured notes to fund the operations and growth capital expenditures of ENLK through a related party arrangement with ENLC. See “Note 6—Long-Term Debt” for more information on this arrangement.

We had accounts receivable balances related to transactions with ENLC of $14.8 million and $18.1 million as of March 31, 2020 and December 31, 2019, respectively.

b.Transactions with Cedar Cove JV

For the three months ended March 31, 2020 and 2019, we recorded cost of sales of $2.9 million and $8.1 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at its Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $0.5 million and $1.1 million at March 31, 2020 and December 31, 2019, respectively.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(5) Leases

Lease balances are recorded on the consolidated balance sheets as follows (in millions):

	March 31, 2020	December 31, 2019
Operating leases:
Other assets, net	$74.5	$80.4
Other current liabilities	$17.6	$21.1
Other long-term liabilities	$78.8	$81.9

Other lease information
Weighted-average remaining lease term—Operating leases	11.0 years	10.6 years
Weighted-average discount rate—Operating leases	5.2%	5.1%

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

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. The components of total lease expense are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Finance lease expense:
Amortization of right-of-use asset	$—	$0.7
Operating lease expense:
Long-term operating lease expense	6.4	6.3
Short-term lease expense	5.5	6.9
Variable lease expense	2.8	1.6
Total lease expense	$14.7	$15.5

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Other information about our leases is presented below (in millions):

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash payments for finance leases included in cash flows from financing activities	$—	$0.4
Cash payments for operating leases included in cash flows from operating activities	$7.2	$7.0
Right-of-use assets obtained in exchange for operating lease liabilities	$4.8	$80.6

The following table summarizes the maturity of our lease liability as of March 31, 2020 (in millions):

	Total	2020 (remaining)	2021	2022	2023	2024	Thereafter
Undiscounted operating lease liability	$133.9	$16.3	$17.0	$12.2	$10.2	$9.5	$68.7
Reduction due to present value	(37.5)	(3.5)	(4.0)	(3.6)	(3.2)	(2.8)	(20.4)
Operating lease liability	$96.4	$12.8	$13.0	$8.6	$7.0	$6.7	$48.3

(6) Long-Term Debt
As of March 31, 2020 and December 31, 2019, long-term debt consisted of the following (in millions):

	March 31, 2020			December 31, 2019
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Related party debt	$1,900.0	$—	$1,900.0	$1,700.0	$—	$1,700.0
4.40% Senior unsecured notes due 2024	545.0	1.4	546.4	550.0	1.5	551.5
4.15% Senior unsecured notes due 2025	747.5	(0.7)	746.8	750.0	(0.7)	749.3
4.85% Senior unsecured notes due 2026	497.0	(0.4)	496.6	500.0	(0.5)	499.5
5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
5.05% Senior unsecured notes due 2045	450.0	(5.9)	444.1	450.0	(5.9)	444.1
5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,989.5	$(5.9)	4,983.6	$4,800.0	$(5.9)	4,794.1
Debt issuance cost (1)			(28.8)			(29.8)
Long-term debt, net of unamortized issuance cost			$4,954.8			$4,764.3
____________________________
(1)Net of amortization of $11.9 million and $10.9 million at March 31, 2020 and December 31, 2019, respectively.

Related Party Debt

Related party debt includes borrowings under the Consolidated Credit Facility, the Term Loan, and ENLC’s 5.375% senior unsecured notes to fund the operations and growth capital expenditures of ENLK through a related party arrangement with ENLC. Interest charged to ENLK for borrowings made through the related party arrangement will be the same as interest charged to ENLC on borrowings under the Consolidated Credit Facility, the Term Loan, and ENLC’s 5.375% senior unsecured notes. As of March 31, 2020 and December 31, 2019, $1.9 billion and $1.7 billion, respectively, of related party debt is included in “Long-term debt” in the consolidated balance sheet related to these borrowings.

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

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Consolidated Credit Facility

The Consolidated Credit Facility permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC defaults on the Consolidated Credit Facility, ENLK will be liable for the entire outstanding balance ($550.0 million as of March 31, 2020), and 105% of the outstanding letters of credit under the Consolidated Credit Facility ($18.8 million as of March 31, 2020). The obligations under the Consolidated Credit Facility are unsecured.
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

At March 31, 2020, ENLC was in compliance with and expects to be in compliance with the financial covenants of the Consolidated Credit Facility for at least the next twelve months. Accordingly, we do not expect to make payments related to our guarantee of the $550.0 million outstanding on the Consolidated Credit Facility.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. Upon the closing of the Merger, ENLC assumed ENLK’s obligations under the Term Loan, and ENLK became a guarantor of the Term Loan. In the event that ENLC defaults on the Term Loan and the outstanding balance becomes due, ENLK will be liable for any amount owed on the Term Loan not paid by ENLC. The outstanding balance of the Term Loan was $850.0 million as of March 31, 2020. The obligations under the Term Loan are unsecured.

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

Borrowings under the Term Loan bear interest at ENLC’s option at LIBOR plus an applicable margin (ranging from 1.0% to 1.75%) or the Base Rate (the highest of the Federal Funds Rate plus 0.5%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.0% to 0.75%). The applicable margins vary

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants included in the Term Loan, amounts outstanding under the Term Loan may become due and payable immediately.

At March 31, 2020, ENLC was in compliance with and expects to be in compliance with the financial covenants of the Term Loan for at least the next twelve months. Accordingly, we do not expect to make payments related to our guarantee of the $850.0 million outstanding on the Term Loan.

Senior Unsecured Notes Repurchases

For the three months ended March 31, 2020, we made aggregate payments of $5.2 million to repurchase $10.5 million of the 2024, 2025, and 2026 Notes in open market transactions, which resulted in a $5.3 million gain on extinguishment of debt.

(7) Partners’ Capital

a.Series B Preferred Units

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. A summary of the distribution activity relating to the Series B Preferred Units during the three months ended March 31, 2020 and 2019 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash Distribution (in millions)	Date paid/payable
2020
Fourth Quarter of 2019	148,999	$16.8	February 13, 2020
First Quarter of 2020	149,371	$16.8	May 13, 2020

2019
Fourth Quarter of 2018	425,785	$16.5	February 13, 2019
First Quarter of 2019	147,887	$16.7	May 14, 2019

b.Series C Preferred Units

There was no distribution activity relating to the Series C Preferred Units during the three months ended March 31, 2020 and 2019.

c.Common Unit Distributions

On February 13, 2019, we paid $0.39 per ENLK common unit related to the fourth quarter of 2018. Subsequent to the closing of the Merger, we no longer have publicly held common units. ENLC owns all of our outstanding common units and we make quarterly distributions to ENLC related to its ownership of our common units. For the three months ended March 31, 2020, we distributed $93.3 million to ENLC related to its ownership of our common units.

d.Allocation of ENLK Income

The net income (loss) allocated to our general partner is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Unit-based compensation attributable to ENLC’s restricted and performance units	$(12.3)	$(12.1)
General partner share of net income (loss)	(1.4)	0.4
General partner interest in EOGP acquisition	—	2.4
General partner interest in net income (loss)	$(13.7)	$(9.3)

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(8) Investment in Unconsolidated Affiliates

As of March 31, 2020, our unconsolidated investments consisted of a 38.75% ownership in GCF and a 30% ownership in the Cedar Cove JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
GCF
Distributions	$1.6	$2.2
Equity in income	$1.8	$5.7

Cedar Cove JV
Distributions	$0.2	$0.3
Equity in loss	$(0.1)	$(0.4)

Total
Distributions	$1.8	$2.5
Equity in income	$1.7	$5.3

The following table shows the balances related to our investment in unconsolidated affiliates as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
GCF	$39.4	$39.2
Cedar Cove JV	3.6	3.9
Total investment in unconsolidated affiliates	$43.0	$43.1

(9) Employee Incentive Plans

a.Long-Term Incentive Plans

We account for unit-based compensation in accordance with ASC 718, which requires that compensation related to all unit-based awards be recognized in the consolidated financial statements. Unit-based compensation cost is valued at fair value at the date of grant, and that grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718. Unit-based compensation associated with ENLC’s unit-based compensation plan awarded to directors, officers, and employees of our general partner and the managing member of ENLC is recorded by ENLK since ENLC has no substantial or managed operating activities other than its interests in ENLK.

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cost of unit-based compensation charged to operating expense	$2.2	$0.3
Cost of unit-based compensation charged to general and administrative expense	6.6	10.6
Total unit-based compensation expense	$8.8	$10.9

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.ENLC Restricted Incentive Units

ENLC restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the three months ended March 31, 2020 is provided below:

	Three Months Ended March 31, 2020
ENLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	4,063,605	$13.85
Granted (1)	4,554,493	5.66
Vested (1)(2)	(1,978,817)	9.56
Forfeited	(53,105)	11.34
Non-vested, end of period	6,586,176	$9.50
Aggregate intrinsic value, end of period (in millions)	$7.2
____________________________
(1)Restricted incentive units typically vest at the end of three years. In February 2020, ENLC granted 1,144,842 restricted incentive units with a fair value of $5.2 million to officers and certain employees as bonus payments for 2019, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.
(2)Vested units included 732,473 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2020 and 2019 is provided below (in millions):

	Three Months Ended March 31,
ENLC Restricted Incentive Units:	2020	2019
Aggregate intrinsic value of units vested	$10.1	$12.4
Fair value of units vested	$18.9	$12.6

As of March 31, 2020, there was $37.3 million of unrecognized compensation cost related to non-vested ENLC restricted incentive units. This cost is expected to be recognized over a weighted-average period of 1.9 years.

c.ENLC Performance Units

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

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents a summary of the performance units:

	Three Months Ended March 31, 2020
ENLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,317,856	$14.22
Granted	1,161,986	7.32
Vested (1)	(160,002)	31.13
Non-vested, end of period	2,319,840	$9.60
Aggregate intrinsic value, end of period (in millions)	$2.6
____________________________
(1)Vested units included 60,920 units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2020 and 2019 is provided below (in millions).

	Three Months Ended March 31,
ENLC Performance Units:	2020	2019
Aggregate intrinsic value of units vested	$0.9	$1.8
Fair value of units vested	$5.0	$1.9

As of March 31, 2020, there was $16.8 million of unrecognized compensation cost that related to non-vested ENLC performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

ENLC Performance Units:	January 2020	March 2020
Grant-Date Fair Value	$7.69	$1.13
Beginning TSR price	$6.13	$1.25
Risk-free interest rate	1.62%	0.42%
Volatility factor	37.00%	51.00%

d.ENLK Restricted Incentive Units

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2019 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional restricted incentive units will vest as ENLK units under the GP Plan (such restricted incentive units, as converted, are eligible to vest as ENLC units) and no additional expense will be recognized after January 25, 2019 under the GP Plan.

Three Months Ended March 31,
ENLK Restricted Incentive Units:	2019
Aggregate intrinsic value of units vested	$8.0
Fair value of units vested	$7.2

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

e.ENLK Performance Units

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2019 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional performance units will vest as ENLK units under the GP Plan (such performance units, as converted, are eligible to vest as ENLC units) and no additional expense will be recognized after January 25, 2019 under the GP Plan.

Three Months Ended March 31,
ENLK Performance Units:	2019
Aggregate intrinsic value of units vested	$2.1
Fair value of units vested	$1.7

(10) Derivatives

Interest Rate Swaps

In April 2019, we entered into an $850.0 million interest rate swap to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we pay a fixed interest rate of 2.28% in exchange for LIBOR-based variable interest through December 2021. There was no ineffectiveness related to this hedge.

For the three months ended March 31, 2020, we recorded $17.1 million into accumulated other comprehensive loss related to changes in fair value of our interest rate swaps.

For the three months ended March 31, 2020, we realized a loss of $1.3 million related to the monthly settlements of our interest rate swaps, which we recorded into interest expense, net of interest income from accumulated other comprehensive loss. We expect to recognize an additional $16.3 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

The fair value of our interest rate swaps included in our consolidated balance sheets were as follows (in millions):

	March 31, 2020	December 31, 2019
Fair value of derivative liabilities—current	$(16.1)	$(5.6)
Fair value of derivative liabilities—long-term	(13.4)	(6.8)
Net fair value of interest rate swaps	$(29.5)	$(12.4)

Commodity Swaps

The components of gain on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended March 31,
	2020	2019
Change in fair value of derivatives	$13.0	$(2.0)
Realized gain on derivatives	6.2	3.8
Gain on derivative activity	$19.2	$1.8

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	March 31, 2020	December 31, 2019
Fair value of derivative assets—current	$75.0	$12.9
Fair value of derivative assets—long-term	8.2	4.3
Fair value of derivative liabilities—current	(61.8)	(8.8)
Net fair value of commodity swaps	$21.4	$8.4

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity swaps that we held for price risk management purposes and the related physical offsets at March 31, 2020 (in millions). The remaining term of the contracts extend no later than December 2022.

		March 31, 2020
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	Gallons	(155.8)	$8.9
NGL (long contracts)	Swaps	Gallons	8.1	(0.3)
Natural gas (short contracts)	Swaps	MMBtu	(20.3)	0.5
Natural gas (long contracts)	Swaps	MMBtu	15.0	(0.5)
Crude and condensate (short contracts)	Swaps	MMbbls	(13.2)	(46.0)
Crude and condensate (long contracts)	Swaps	MMbbls	2.1	58.8
Total fair value of commodity swaps				$21.4

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap contracts, the maximum loss on our gross receivable position of $83.2 million as of March 31, 2020 would be reduced to $21.4 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

(11) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	March 31, 2020	December 31, 2019
Interest rate swaps (1)	$(29.5)	$(12.4)
Commodity swaps (2)	$21.4	$8.4
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,954.8	$3,021.6	$4,764.3	$4,444.2
____________________________
(1)The carrying value of long-term debt is reduced by debt issuance costs of $28.8 million and $29.8 million as of March 31, 2020 and December 31, 2019, respectively. The respective fair values do not factor in debt issuance costs.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of all senior unsecured notes as of March 31, 2020 and December 31, 2019 were based on Level 2 inputs from third-party market quotations.

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

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

We evaluate the performance of our operating segments based on segment profits. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Three Months Ended March 31, 2020
Natural gas sales	$15.1	$20.1	$41.1	$81.6	$—	$157.9
NGL sales	0.2	0.3	1.2	373.7	—	375.4
Crude oil and condensate sales	285.0	—	16.2	58.4	—	359.6
Product sales	300.3	20.4	58.5	513.7	—	892.9
NGL sales—related parties	45.9	17.2	67.6	6.8	(137.6)	(0.1)
Crude oil and condensate sales—related parties	0.1	1.5	(0.2)	—	(1.3)	0.1
Product sales—related parties	46.0	18.7	67.4	6.8	(138.9)	—
Gathering and transportation	16.3	45.9	56.3	11.7	—	130.2
Processing	4.3	35.4	33.3	0.7	—	73.7
NGL services	—	—	—	19.6	—	19.6
Crude services	4.2	—	4.3	10.6	—	19.1
Other services	0.6	0.3	0.1	0.4	—	1.4
Midstream services	25.4	81.6	94.0	43.0	—	244.0
Crude services—related parties	—	—	0.1	—	(0.1)	—
Midstream services—related parties	—	—	0.1	—	(0.1)	—
Revenue from contracts with customers	371.7	120.7	220.0	563.5	(139.0)	1,136.9
Cost of sales	(313.9)	(27.0)	(93.7)	(459.7)	139.0	(755.3)
Operating expenses	(25.5)	(20.5)	(22.9)	(31.8)	—	(100.7)
Gain on derivative activity	—	—	—	—	19.2	19.2
Segment profit	$32.3	$73.2	$103.4	$72.0	$19.2	$300.1
Depreciation and amortization	$(29.2)	$(37.2)	$(56.6)	$(37.8)	$(2.0)	$(162.8)
Impairments	$—	$—	$—	$(168.4)	$—	$(168.4)
Capital expenditures	$86.0	$4.7	$8.5	$15.2	$0.4	$114.8

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Three Months Ended March 31, 2019
Natural gas sales	$36.1	$50.6	$61.6	$122.2	$—	$270.5
NGL sales	(0.2)	9.3	8.9	573.1	—	591.1
Crude oil and condensate sales	580.8	—	29.6	58.8	—	669.2
Other	—	—	0.1	—	—	0.1
Product sales	616.7	59.9	100.2	754.1	—	1,530.9
NGL sales—related parties	97.2	28.5	126.1	3.2	(255.0)	—
Crude oil and condensate sales—related parties	4.0	1.0	—	—	(5.0)	—
Product sales—related parties	101.2	29.5	126.1	3.2	(260.0)	—
Gathering and transportation	10.3	63.6	55.3	17.2	—	146.4
Processing	7.7	21.1	34.1	0.9	—	63.8
NGL services	—	—	—	11.7	—	11.7
Crude services	5.2	—	4.0	13.8	—	23.0
Other services	1.5	0.2	(0.3)	0.2	—	1.6
Midstream services	24.7	84.9	93.1	43.8	—	246.5
NGL services—related parties	—	—	—	(3.0)	3.0	—
Crude services—related parties	—	—	0.3	—	(0.3)	—
Midstream services—related parties	—	—	0.3	(3.0)	2.7	—
Revenue from contracts with customers	742.6	174.3	319.7	798.1	(257.3)	1,777.4
Cost of sales	(676.2)	(73.7)	(184.2)	(686.6)	257.3	(1,363.4)
Operating expenses	(27.8)	(25.7)	(25.4)	(35.6)	—	(114.5)
Gain on derivative activity	—	—	—	—	1.8	1.8
Segment profit	$38.6	$74.9	$110.1	$75.9	$1.8	$301.3
Depreciation and amortization	$(27.9)	$(34.3)	$(46.1)	$(41.8)	$(2.0)	$(152.1)
Goodwill	$—	$—	$190.3	$—	$—	$190.3
Capital expenditures	$95.9	$4.3	$108.2	$41.0	$1.6	$251.0

The following table reconciles the segment profits reported above to the operating income (loss) as reported on the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2020	2019
Segment profit	$300.1	$301.3
General and administrative expenses	(30.9)	(38.6)
Gain on disposition of assets	0.6	—
Depreciation and amortization	(162.8)	(152.1)
Impairments	(168.4)	—
Operating income (loss)	$(61.4)	$110.6

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of March 31, 2020 and December 31, 2019 (in millions):

Segment Identifiable Assets:	March 31, 2020	December 31, 2019
Permian	$2,362.3	$2,281.1
North Texas	1,091.0	1,135.8
Oklahoma	2,974.6	3,035.0
Louisiana	2,233.9	2,562.0
Corporate	335.3	120.7
Total identifiable assets	$8,997.1	$9,134.6
(13) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	March 31, 2020	December 31, 2019
Natural gas and NGLs inventory	$7.3	$43.4
Prepaid expenses and other	10.5	13.5
Other current assets	$17.8	$56.9

Other current liabilities:	March 31, 2020	December 31, 2019
Accrued interest	$57.7	$32.6
Accrued wages and benefits, including taxes	16.1	31.5
Accrued ad valorem taxes	17.0	28.5
Capital expenditure accruals	45.0	42.4
Retention liability	8.9	8.7
Short-term lease liability	17.6	21.1
Suspense producer payments	13.8	13.8
Operating expense accruals	9.5	10.8
Other	19.6	12.3
Other current liabilities	$205.2	$201.7

(14) Subsequent Event

Current Market Environment. On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy, the energy industry as a whole and midstream companies, and on our employees, customers, suppliers, and other parties with whom we have business relations. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, have resulted in a significant reduction in global demand for crude oil, condensate, natural gas, and NGLs. For example, global demand for crude oil has dropped by nearly one-third since mid-February. The decline in demand has been met with a decline in the market price for these commodities, particularly for crude oil, and especially following the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity, as well as the announcement by Russia that previously agreed upon oil production cuts between members of OPEC+ would expire. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. In addition, crude oil stockpiles and the decision of end users, such as refineries, not to take a normal level of crude oil shipments has led to a severe and growing shortage of storage capacity for oil and significantly higher costs for available storage. In the case of the oil markets, both the decline in demand and storage concerns have caused the price of oil to reach historic lows.

As a result of the supply/demand imbalance, reduced commodity prices, limited storage capacity, and an uncertain timeline for recovery, oil and natural gas producers, including our customers, have sharply curtailed their current drilling and production activity as well as their plans for future drilling and production activity. As a result of these decreases in activity, our business

ENLINK MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

and financial results, and those of others in our industry, have been adversely affected and will likely continue to be adversely affected until the markets for these commodities recover and producers elect to expand their production activities. For example, since mid-March, we have experienced reduced volumes gathered, processed, fractionated, and transported on our assets as a result of reduced production from the regions that supply our systems. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, liquidity, financial condition, results of operations, or cash flows (including our ability to make distributions to our unitholders) at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak and the governmental measures designed to contain the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, workforce availability, the availability of oil storage capacity, and the timing and extent to which normal economic and operating conditions resume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Part I—Financial Information.

 In this report, the term “Partnership,” as well as the terms “ENLK,” “our,” “we,” “us,” and “its” are sometimes used as abbreviated references to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries.

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

We manage our operations by focusing on gross operating margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. We define gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 89% of our gross operating margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the three months ended March 31, 2020. We reflect revenue as “Product sales” and “Midstream services” on the consolidated statements of operations.

Devon is one of our primary customers. For the three months ended March 31, 2020 and 2019, approximately 33.4% and 30.0% of our gross operating margin, respectively, was attributable to commercial contracts with Devon.

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

Recent Developments Affecting Industry Conditions and Our Business

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy, the energy industry as a whole and midstream companies, and on our employees, customers, suppliers, and other parties with whom we have business relations. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, have resulted in a significant reduction in global demand for crude oil, condensate, natural gas, and NGLs. For example, global demand for oil has dropped by nearly one-third since mid-February. The decline in demand has been met with a decline in the market price for these commodities, particularly for crude oil, and especially following the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity, as well as the announcement by Russia that previously agreed upon oil production cuts between members of OPEC+ would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. In addition, crude oil stockpiles and the decision of end users, such as refineries, not to take a normal level of crude oil shipments has led to a severe and growing shortage of storage capacity for oil and significantly higher costs for available storage. In the case of the oil markets, both the decline in demand and storage concerns have caused the price of oil to reach historic lows.

As a result of the supply/demand imbalance, reduced commodity prices, limited storage capacity, and an uncertain timeline for recovery, oil and natural gas producers, including our customers, have sharply curtailed their current drilling and production activity as well as their plans for future drilling and production activity. This reduction in production has been most acute for crude oil production, but because condensate production and a significant portion of gas and NGL production depends on, or is a byproduct of, the production of crude oil, the curtailment of crude oil drilling and production affects the production of these other commodities. As a result of these decreases in producer activity, our business and financial results, and those of others in our industry, have been adversely affected and will likely continue to be adversely affected until the markets for these commodities recover and producers elect to expand their production activities. For example, since mid-March, we have experienced reduced volumes gathered, processed, fractionated, and transported on our assets as a result of reduced production from the regions that supply our systems. Our first priority in our response to this crisis has been the health and safety of our employees and those of our customers and other business counterparties. We have implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations. We have a crisis management team for health, safety and environmental matters and personnel issues, and we have established a cross-functional COVID-19 response team to address various impacts of the situation, as they have been developing. We also have modified certain business practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely, and encouraging employees to adhere to local and regional social distancing recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities. We also have promoted heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. As a result, there is significant uncertainty regarding how long the market dislocations will continue and how significantly and how long they will continue to affect us. We expect to see continued volatility in crude oil, condensate, natural gas, and NGL prices for the foreseeable future, which may, over the long term, adversely impact our business. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for oil, condensate natural gas and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results. Our systems, pipelines, and facilities have remained operational. We have also moved quickly and decisively to implement strategies to reduce costs, increase operational efficiencies, and lower our capital spending. As we previously announced, we intend to reduce our capital expenditures in 2020, including both growth and maintenance capital expenditures, to between $190 million and $250 million, a 65% reduction from 2019 total capital spending. We have also reduced costs across our platform and we intend to reduce our general and administrative and operational expenses by $100 million for the full-year 2020 versus the twelve months ended December 31, 2019. In addition, we maintain our previously announced plan to fully self-fund all capital expenditures during 2020 with internally generated cash flows, and have no plans to access the capital markets during 2020. Also, as of March 31, 2020, we had approximately $258 million of cash on our balance sheet and have drawn only approximately $550 million on our $1.75 billion ENLC Credit Facility. We have not requested any funding under any federal or other governmental programs to support our operations, and we do not expect to utilize any such funding. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to unitholders) at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, and the governmental measures designed to contain the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, workforce availability, the availability of oil storage capacity, and the timing and extent to which normal economic and operating conditions resume.

We have revised our forecasts and as a result have recorded impairments of property and equipment during the three months ended March 31, 2020. We will continue to monitor the market environment and will evaluate whether additional triggering events would indicate possible impairments of property and equipment and intangible assets.

For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 1A “Risk Factors” in this report.

Other Recent Developments

Riptide Processing Plant. In March 2020, we completed construction of a 55 MMcf/d expansion to our Riptide processing plant in the Midland Basin, bringing the total operational processing capacity at the plant to 220 MMcf/d.

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

The following table provides a reconciliation of operating income (loss) to gross operating margin (in millions):

	Three Months Ended March 31,
	2020	2019
Operating income (loss)	$(61.4)	$110.6

Add:
Operating expenses	100.7	114.5
General and administrative expenses	30.9	38.6
Gain on disposition of assets	(0.6)	—
Depreciation and amortization	162.8	152.1
Impairments	168.4	—
Gross operating margin	$400.8	$415.8

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin, which we define as revenue less cost of sales as reflected in the table below (in millions, except volumes):

	Three Months Ended March 31,
	2020	2019
Permian Segment
Revenues	$371.7	$742.6
Cost of sales	(313.9)	(676.2)
Total gross operating margin	$57.8	$66.4
North Texas Segment
Revenues	$120.7	$174.3
Cost of sales	(27.0)	(73.7)
Total gross operating margin	$93.7	$100.6
Oklahoma Segment
Revenues	$220.0	$319.7
Cost of sales	(93.7)	(184.2)
Total gross operating margin	$126.3	$135.5
Louisiana Segment
Revenues	$563.5	$798.1
Cost of sales	(459.7)	(686.6)
Total gross operating margin	$103.8	$111.5
Corporate Segment
Revenues	$(119.8)	$(255.5)
Cost of sales	139.0	257.3
Total gross operating margin	$19.2	$1.8
Total
Revenues	$1,156.1	$1,779.2
Cost of sales	(755.3)	(1,363.4)
Total gross operating margin	$400.8	$415.8

Midstream Volumes:
Permian Segment
Gathering and Transportation (MMBtu/d)	831,100	657,500
Processing (MMBtu/d)	861,700	712,000
Crude Oil Handling (Bbls/d)	133,400	147,400
North Texas Segment
Gathering and Transportation (MMBtu/d)	1,577,700	1,683,100
Processing (MMBtu/d)	699,700	729,800
Oklahoma Segment
Gathering and Transportation (MMBtu/d)	1,220,900	1,244,400
Processing (MMBtu/d)	1,154,400	1,231,600
Crude Oil Handling (Bbls/d)	36,600	29,200
Louisiana Segment
Gathering and Transportation (MMBtu/d)	2,043,200	2,070,500
Processing (MMBtu/d)	169,600	468,000
Crude Oil Handling (Bbls/d)	17,400	15,000
NGL Fractionation (Gals/d)	8,184,100	6,973,800
Brine Disposal (Bbls/d)	1,700	3,500

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Gross Operating Margin. Gross operating margin was $400.8 million for the three months ended March 31, 2020 compared to $415.8 million for the three months ended March 31, 2019, a decrease of $15.0 million, or 3.6%, due to the following:

•Permian Segment. Gross operating margin in the Permian segment decreased $8.6 million, resulting from (i) a $7.6 million decrease in gross operating margin from our Permian crude assets with a $3.8 million decrease due to declines in crude oil prices and $3.8 million of that decrease due to the expiration of an MVC related to our South Texas assets in July 2019, and (ii) a $1.0 million decrease in gross operating margin from our Permian gas assets due to a $2.3 million decrease in gross operating margin related to our Midland Basin assets offset by a $1.3 million increase in gross operating margin related to our Delaware Basin assets.

•North Texas Segment. Gross operating margin in the North Texas segment decreased $6.9 million, which was primarily due to volume declines resulting from limited new drilling in the region.

•Oklahoma Segment. Gross operating margin in the Oklahoma segment decreased $9.2 million. Gross operating margin contributed by our Oklahoma gas assets decreased $10.1 million, which was partially due to lower volumes from our existing customers, and was partially offset by a $0.9 million increase in gross operating margin contributed by our Oklahoma crude assets.

•Louisiana Segment. Gross operating margin in the Louisiana segment decreased $7.7 million, resulting from (i) a $4.0 million decrease in gross operating margin from our Louisiana gas plants due to lower processing margins and volumes attributable to a less favorable processing environment, and (ii) a $3.7 million decrease in gross operating margin from our Louisiana gas transmission assets due to the expiration of certain firm transportation contracts and decreased volumes. While gross operating margin related to our ORV crude assets decreased $1.8 million, primarily due to lower volumes, this decrease was partially offset by an increase of $1.8 million in gross operating margin from our NGL transmission and fractionation assets, which was primarily due to higher volumes that resulted from the completion of the Cajun-Sibon pipeline expansion in April 2019.

•Corporate Segment. Gross operating margin in the Corporate segment increased $17.4 million, which was primarily due to the changes in fair value of our commodity swaps between the periods as summarized below (in millions):

	Three Months Ended March 31,
	2020	2019
Realized swaps:
Crude swaps	$(0.6)	$3.3
NGL swaps	5.2	1.9
Gas swaps	1.6	(1.4)
Realized gain on derivatives	6.2	3.8

Unrealized swaps:
Crude swaps	6.2	(0.4)
NGL swaps	—	(3.5)
Gas swaps	6.8	1.9
Change in fair value of derivatives	13.0	(2.0)

Gain on derivative activity	$19.2	$1.8

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

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Permian Segment	$2.0	$3.8
Oklahoma Segment	9.8	—
Total	$11.8	$3.8

Our MVC revenue in the Oklahoma segment is generated from a gathering and processing arrangement with Devon which expires in 2030, with the MVC provision under the agreement expiring in December 2020.

Operating Expenses. Operating expenses were $100.7 million for the three months ended March 31, 2020 compared to $114.5 million for the three months ended March 31, 2019, a decrease of $13.8 million, or 12.1%. The primary contributors to the total decrease by segment were as follows (in millions):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Permian Segment	$25.5	$27.8	$(2.3)	(8.3)%
North Texas Segment	20.5	25.7	(5.2)	(20.2)%
Oklahoma Segment	22.9	25.4	(2.5)	(9.8)%
Louisiana Segment	31.8	35.6	(3.8)	(10.7)%
Total	$100.7	$114.5	$(13.8)	(12.1)%

•Permian Segment. Operating expenses in the Permian segment decreased $2.3 million primarily due to reductions in materials and supplies expenses.

•North Texas Segment. Operating expenses in the North Texas segment decreased $5.2 million primarily due to reductions in materials and supplies expenses, construction fees and services, and vehicle rentals.

•Oklahoma Segment. Operating expenses in the Oklahoma segment decreased $2.5 million primarily due to reductions in compressor operations and maintenance, materials and supplies expenses, construction fees and services, and vehicle rentals.

•Louisiana Segment. Operating expenses in the Louisiana segment decreased $3.8 million primarily due to reductions in labor and benefits costs, materials and supplies expenses, construction fees and services, and vehicle rentals.

Operating expenses for the three months ended March 31, 2020 included $3.3 million of severance costs related to a reduction in workforce.

General and Administrative Expenses. General and administrative expenses were $30.9 million for the three months ended March 31, 2020 compared to $38.6 million for the three months ended March 31, 2019, a decrease of $7.7 million, or 19.9%. The primary contributors to the decrease were as follows:

•Unit-based compensation expense decreased $4.0 million, which was primarily due to larger awards and lower forfeitures during the first quarter of 2019 as compared to the first quarter of 2020.

•Transaction costs decreased $1.7 million, which was primarily due to higher transaction costs related to the Merger that were incurred during the first quarter of 2019.

•Benefits and payroll taxes decreased $1.2 million, which was primarily due to a reduction in costs related to employee benefits.

General and administrative expenses for the three months ended March 31, 2020 included $2.6 million of severance costs related to a reduction in workforce.

Depreciation and Amortization. Depreciation and amortization was $162.8 million for the three months ended March 31, 2020 compared to $152.1 million for the three months ended March 31, 2019, an increase of $10.7 million, or 7.0%. This increase was primarily due to accelerated depreciation in the North Texas and Oklahoma segments on certain non-core assets based on changes in their estimated useful lives and new assets placed into service in key growth areas, including the Thunderbird Plant, the expansion of the Lobo III cryogenic gas processing plant, the Cajun-Sibon NGL pipeline, Avenger, the Black Coyote crude oil gathering system, and well connections in Oklahoma. These increases were partially offset by retirements of certain non-core assets in the Louisiana segment during the first quarter of 2019.

Impairments. For the three months ended March 31, 2020, we recognized a $168.0 million impairment on property and equipment related to a portion of our Louisiana reporting segment because the carrying amounts were not recoverable based on our expected future cash flows. Additionally, we recorded a $0.4 million impairment related to certain cancelled projects. See “Item 1. Financial Statements—Note 2” for additional information on our property and equipment impairments.

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $5.3 million for the three months ended March 31, 2020 due to repurchases of the 2024, 2025, and 2026 Notes in open market transactions. See “Item 1. Financial Statements—Note 6” for additional information.

Interest Expense. Interest expense was $55.6 million for the three months ended March 31, 2020 compared to $49.3 million for the three months ended March 31, 2019, an increase of $6.3 million, or 12.8%. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Senior Notes	$37.4	$40.0
Related party debt	17.1	11.0
Capitalized interest	(1.2)	(2.0)
Amortization of debt issue costs and net discounts (premiums)	1.0	1.8
Other	1.3	(1.5)
Total	$55.6	$49.3

Critical Accounting Policies

Information regarding our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

Property and Equipment

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

During March 2020, we determined that a sustained decline in our unit price and weakness in the overall energy sector, driven by low commodity prices and lower consumer demand due to the COVID-19 pandemic, caused a change in circumstances warranting an interim impairment test. For the three months ended March 31, 2020, we recognized a $168.0 million impairment on property and equipment related to a portion of our Louisiana reporting segment because the carrying amounts were not recoverable based on our expected future cash flows. Additionally, we recorded a $0.4 million impairment related to certain cancelled projects.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $178.0 million for the three months ended March 31, 2020 compared to $258.1 million for the three months ended March 31, 2019. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Operating cash flows before working capital	$206.1	$229.8
Changes in working capital	(28.1)	28.3

Operating cash flows before changes in working capital decreased $23.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The primary contributors to the decrease in operating cash flows were as follows:

•Gross operating margin, excluding non-cash commodity swap activity, decreased $35.8 million.

•Interest expense, excluding amortization of debt issue costs and net discounts (premium) of notes, increased $7.1 million.

These changes to operating cash flows were offset by the following:

•General and administrative expenses excluding unit-based compensation decreased $3.7 million primarily due to higher transaction costs related to the Merger in January 2019. For more information, see “Results of Operations.”

•Operating expenses excluding unit-based compensation decreased $15.7 million primarily due to a reduction in operations. For more information, see “Results of Operations.”

The changes in working capital for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $115.5 million for the three months ended March 31, 2020, compared to $241.0 million for the three months ended March 31, 2019. Investing cash flows are primarily related to capital expenditures. Capital expenditures decreased from $241.5 million for the three months ended March 31, 2019 to $112.0 million for the three months ended March 31, 2020. The decrease was primarily due to reduced capital spending plans for 2020.

Cash Flows from Financing Activities. Net cash provided by financing activities was $118.2 million for the three months ended March 31, 2020 and net cash used in financing activities was $116.5 million for the three months ended March 31, 2019. Our primary financing activities consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Net borrowings on related party debt (1)	$199.0	$48.4
Contributions by non-controlling interests (2)	37.1	15.7
Distributions to non-controlling interests (3)	(7.9)	(6.3)
Distributions to common units (4)	(93.3)	(139.4)
Distributions to general partner interest (including incentive distribution rights) (5)	—	(15.6)
Distributions to Series B Preferred Unitholders (6)	(16.8)	(16.5)
____________________________
(1)Related party debt includes borrowings under the Consolidated Credit Facility, the Term Loan, and ENLC’s 5.375% senior unsecured notes due 2029 to fund the operations and growth capital expenditures of ENLK through a related party arrangement with ENLC. See “Item 1. Financial Statements—Note 6” for additional information.
(2)Represents contributions from NGP to the Delaware Basin JV.
(3)Represents distributions to NGP for its ownership in the Delaware Basin JV, distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV, and distributions to other minor non-controlling interests.
(4)Subsequent to the closing of the Merger, we no longer have publicly held common units. ENLC owns all of our outstanding common units and we make quarterly distributions to ENLC related to its ownership of our common units.
(5)At the closing of the Merger, our general partner’s incentive distribution rights were eliminated.
(6)See “Item 1. Financial Statements—Note 7” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units.

Capital Requirements. We expect our remaining 2020 capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be approximately $100 million to $160 million, which is net of approximately $10 million to $40 million from our joint venture partners. Our primary capital projects for the remainder of 2020 include the construction of the Tiger Plant in the Delaware Basin and continued development of our existing systems. See “Recent Developments” for further details.

We expect to fund capital expenditures from operating cash flows and capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities. In 2020, it is possible that not all of our planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures, and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business, and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2020.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2020 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$3,089.5	$—	$—	$—	$—	$545.0	$2,544.5
Related party debt	1,900.0	—	850.0	—	—	550.0	500.0
Interest payable on fixed long-term debt obligations	2,499.7	163.6	175.6	175.6	175.6	163.6	1,645.7
Operating lease obligations	133.9	16.3	17.0	12.2	10.2	9.5	68.7
Purchase obligations	18.5	18.5	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (1)	196.0	29.5	37.7	31.8	28.1	33.0	35.9
Inactive easement commitment (2)	10.0	—	—	10.0	—	—	—
Total contractual obligations	$7,847.6	$227.9	$1,080.3	$229.6	$213.9	$1,301.1	$4,794.8
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

Our contractual cash obligations for the remainder of 2020 are expected to be funded from cash flows generated from our operations.

Indebtedness

We have a related party debt arrangement with ENLC to fund the operations and growth capital expenditures of ENLK. Interest charged to ENLK for borrowings made through the related party arrangement is substantially the same as interest charged to ENLC on borrowings from third party lenders. The indebtedness under ENLC's 5.375% senior unsecured notes due June 1, 2029, the Consolidated Credit Facility, and the Term Loan was incurred by ENLC but is guaranteed by ENLK. Therefore, the covenants in the agreements governing such indebtedness described in “Item 1. Financial Statements—Note 6” affect balances owed by ENLK on the related party debt. As of March 31, 2020, we had $1.9 billion in outstanding borrowings under the related party debt arrangement, of which $1.4 billion was related to the Consolidated Credit Facility and the Term Loan and $500.0 million was related to ENLC’s 5.375% unsecured senior notes due 2029.

In addition, as of March 31, 2020, we have $3.1 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047.

See “Item 1. Financial Statements—Note 6” for more information on our outstanding debt instruments.

Recent Accounting Pronouncements

See “Item 1. Financial Statements—Note 2” for more information on recently issued and adopted accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Quarterly Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial metrics, operating efficiencies and other benefits of cost savings or operational initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of the COVID-19 pandemic on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operation, or cash flows, include, without limitation, (a) the ongoing coronavirus (COVID-19) outbreak could adversely affect our business, financial condition, and results of operation, (b) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (c) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (d) a default under GIP’s credit facility could result in a change in control of us and a default under ENLC’s Consolidated Credit Facility and Term Loan, (e) the dependence on Devon for a substantial portion of the natural gas and crude that we gather, process, and transport, (f) developments that materially and adversely affect Devon or other customers, (g) adverse developments in the midstream business that may reduce our ability to make distributions, (h) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (i) decreases in the volumes that we gather, process, fractionate, or transport, (j) construction risks in our major development projects, (k) our ability to receive or renew required permits and other approvals, (l) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (m) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (n) changes in the availability and cost of capital, including as a result of a change in our credit rating, (o) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (p) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (q) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (r) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (s) impairments to goodwill, long-lived assets and equity method investments, and (t) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part II, “Item 1A. Risk Factors” of this report and in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

Commodity Price Risk

We are subject to risks due to fluctuations in commodity prices. Approximately 89% of our gross operating margin for the three months ended March 31, 2020 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

1.Fee-based contracts. Under fee-based contracts, we earn our fees through (1) stated fixed-fee arrangements in which we are paid a fixed fee per unit of volume processed or (2) arrangements where we purchase and resell commodities in connection with providing the related processing service and earn a net margin through a fee-like deduction subtracted from the purchase price of the commodities.

2.Processing margin contracts. Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the three months ended March 31, 2020, less than 1% of our gross operating margin was generated from processing margin contracts.

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

For the three months ended March 31, 2020, approximately 4% of our gross operating margin was generated from POL or POP contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at March 31, 2020 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Net Fair Value Asset/(Liability) (In millions)
April 2020 - March 2021	Ethane	2,017 (MBbls)	$0.1365/gal	Index	$0.2
April 2020 - March 2021	Propane	1,397 (MBbls)	Index	$0.3162/gal	6.0
April 2020 - March 2021	Normal butane	458 (MBbls)	Index	$0.3455/gal	2.2
April 2020 - December 2020	Natural gasoline	30 (MBbls)	Index	$0.4318/gal	0.2
April 2020 - January 2021	Natural gas	95,855 (MMBtu/d)	Index	$1.2207/MMBtu	—
April 2020 - July 2020	Crude and condensate	4,275 (MBbls)	Index	$23.92/Bbl	0.1
April 2020 - December 2022	Crude and condensate	10,970 (MBbls)	$1.928/Bbl	Index (2)	12.7
					$21.4
____________________________
(1)Weighted average.
(2)Represents the WTI Houston and WTI Midland differential.

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

As of March 31, 2020, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value asset of $21.4 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $5.5 million in the net fair value of these contracts as of March 31, 2020.

Interest Rate Risk

We are exposed to interest rate risk on the Consolidated Credit Facility and the Term Loan through the related party debt arrangement with ENLC. At March 31, 2020, we had $1,900.0 million in outstanding borrowings under the related party debt arrangement, of which $1,400.0 million was related to the Consolidated Credit Facility and the Term Loan. In April 2019, we entered into $850.0 million of interest rate swaps to reduce the variability of cash outflows associated with interest payments related to our long-term debt with variable interest rates. These swaps have been designated as cash flow hedges. See “Item 1. Financial Statements—Note 10” for more information on our outstanding derivatives. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $14.0 million for the Consolidated Credit Facility and the Term Loan. This change in interest expense would be partially offset by an $8.5 million change related to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or ENLC’s senior unsecured notes due in 2029 as these are fixed-rate obligations. As of March 31, 2020, the estimated fair value of our senior unsecured notes and ENLC’s senior unsecured notes was approximately $1,352.8 million and $268.8 million, respectively, based on the market prices of the market prices of our and ENLC's publicly traded debt at March 31, 2020. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $79.3 million decrease in fair value of the senior unsecured notes at March 31, 2020. See “Item 1. Financial Statements—Note 6” for more information on our outstanding indebtedness.

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2020), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Except as set forth below, information about risk factors does not differ materially from that set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing coronavirus (COVID-19) outbreak could adversely affect our business, financial condition, and results of operations.

The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached more than 200 countries and has continued to be a rapidly evolving situation. The pandemic has resulted in widespread adverse impacts on the global economy, the energy industry as a whole and on midstream companies, and on our employees, customers, suppliers, and other parties with whom we have business relations. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, have resulted in a significant reduction in global demand for crude oil, condensate, natural gas, and NGLs. For example, global demand for oil has dropped by nearly one-third since mid-February. The decline in demand has been met with a decline in the market price for these commodities, particularly for crude oil, and especially following the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity, as well as the announcement by Russia that previously agreed upon oil production cuts between members of OPEC+ would expire. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. In addition, crude oil stockpiles and the decision of end users, such as refineries, not to take a normal level of crude oil shipments has led to a severe and growing shortage of storage capacity for oil and significantly higher costs for available storage. In the case of the oil markets, both the decline in demand and storage concerns have caused the price of oil to reach historic lows.

As a result of the supply/demand imbalance, reduced commodity prices, limited storage capacity and an uncertain timeline for recovery, oil and gas producers, including our customers, have sharply curtailed their current drilling and production activity as well as their plans for future drilling and production activity. As a result of these decreases in producer activity, our business and financial results have been adversely affected and will likely continue to be adversely affected until the markets for these commodities recover and producers elect to expand their production activities. For example, since mid-March, we have experienced reduced volumes gathered, processed, fractionated, and transported on our assets as a result of reduced production from the regions that supply our systems. In addition, available storage for crude oil is expected to be increasingly limited and costly for the foreseeable future, which would also have a negative impact on our customers’ ability to store crude oil during this period of reduced demand. If our producer customers are unable to store crude oil at reasonable prices, or the market prices our customers receive for their production stays at low levels for a prolonged period or declines even further, our customers could reduce their production levels or shut-in producing wells until storage is available and/or market prices recover. Consequently, our future business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders) could be materially and adversely affected.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. As a result, there is significant uncertainty regarding how long the market dislocations will continue and how long they will continue to affect us.

We have modified certain business and workforce practices (including discontinuing all non-essential business travel, implementing a temporary work-from-home policy for employees who can execute their work remotely, and encouraging employees to adhere to local and regional social distancing recommendations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our systems, pipelines, and facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

Although we do not have plans to access the capital markets in 2020, to the extent that we need to seek external funding for our operations and COVID-19 adversely affects our ability to access the capital and other financial markets, as a result of credit rating downgrades or otherwise, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders and noteholders). A substantial deterioration in our business and/or a prolonged period of market dislocation could also affect our compliance with the financial covenants in our Consolidated Credit Facility, particularly the consolidated leverage ratio covenant. The leverage ratio covenant requires that we maintain a leverage ratio of no more than 5.0x at the end of any fiscal quarter. At March 31, 2020, our ratio was 4.6x. If we were unable to continue to meet any of the financial covenants, we would not be able to borrow funds under our Consolidated Credit Facility and we would not be able to use the Consolidated Credit Facility to refinance our $850 million Term Loan in 2021.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders) at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus or its affects, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume and whether the virus causes structural shifts in the global economy and the demand for oil and natural gas as a result of changes in the way people work, travel, and interact.

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

10.1 *†	—	EnLink Midstream, LLC 2014 Long-Term Incentive Plan (As Amended and Restated Effective March 31, 2020).
31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—	The following financial information from EnLink Midstream Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Changes in Partners’ Equity for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements.
104 *	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
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

May 8, 2020